Form 10-Q
period 2010-09-30
Ryerson Holding Corp
filed 2010-11-02
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 333-169372

Ryerson Holding Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	26-1251524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2621 West 15th Place

Chicago, Illinois 60608

(Address of principal executive offices)

(773) 762-2121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 29, 2010 there were 5,000,000 shares of Common Stock outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,031.7	$777.2	$2,923.4	$2,325.0
Cost of materials sold	892.6	625.4	2,517.9	1,961.5

Gross profit	139.1	151.8	405.5	363.5
Warehousing, delivery, selling, general and administrative	128.6	114.2	374.7	356.4
Gain on insurance settlement	—	—	(2.6)	—
Gain on sale of assets	—	—	—	(3.3)
Impairment charge on fixed assets	0.2	6.1	1.2	6.1
Other postretirement benefits curtailment gain	—	—	—	(1.3)

Operating profit	10.3	31.5	32.2	5.6
Other income and (expense), net	(1.9)	(6.8)	(2.0)	(8.6)
Interest and other expense on debt	(27.6)	(18.0)	(79.6)	(54.4)

Income (loss) before income taxes	(19.2)	6.7	(49.4)	(57.4)
Provision (benefit) for income taxes	(3.1)	14.0	3.2	86.6

Net loss	(16.1)	(7.3)	(52.6)	(144.0)
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.1	0.1	(1.1)

Net loss attributable to Ryerson Holding Corporation	$(16.3)	$(7.4)	$(52.7)	$(142.9)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(52.6)	$(144.0)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27.9	26.3
Deferred income taxes	41.3	78.7
Noncash interest expense related to debt discount amortization	21.9	—
Gain on sale of assets	—	(3.3)
Impairment charge on fixed assets	1.2	6.1
Other postretirement benefits curtailment gain	—	(1.3)
Gain on retirement of debt	—	(2.7)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(185.9)	99.6
Inventories	(100.1)	187.8
Other assets	5.8	1.1
Accounts payable	122.3	39.2
Accrued liabilities	20.1	(10.0)
Accrued taxes payable/receivable	(39.5)	27.6
Deferred employee benefit costs	(38.5)	(4.1)
Other items	(0.7)	1.6

Net adjustments	(124.2)	446.6

Net cash provided by (used in) operating activities	(176.8)	302.6

Investing activities:
Acquisitions, net of cash acquired	(12.0)	—
Decrease in restricted cash	0.5	0.1
Capital expenditures	(19.9)	(16.8)
Proceeds from sale of joint venture	—	49.0
Proceeds from sales of property, plant and equipment	4.4	14.8
Other	(14.8)	—

Net cash provided by (used in) investing activities	(41.8)	47.1

Financing activities:
Long term debt issued	220.2	—
Repayment of debt	(10.6)	(3.3)
Proceeds from credit facility borrowings	180.0	—
Repayment of credit facility borrowings	(180.0)	—
Net proceeds / (repayments) of credit facility borrowings	155.0	(386.5)
Purchase of subsidiary shares from noncontrolling interest	(17.5)	—
Debt issuance costs	(5.7)	—
Net increase in book overdrafts	23.9	1.8
Dividends paid	(213.8)	(56.5)

Net cash provided by (used in) financing activities	151.5	(444.5)

Net decrease in cash and cash equivalents	(67.1)	(94.8)
Effect of exchange rate changes on cash and cash equivalents	3.1	7.7

Net change in cash and cash equivalents	(64.0)	(87.1)
Cash and cash equivalents—beginning of period	115.0	130.4

Cash and cash equivalents—end of period	$51.0	$43.3

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$37.9	$38.7
Income taxes, net	0.1	(17.5)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51.0	$115.0
Restricted cash	19.0	19.5
Receivables less provision for allowances, claims and doubtful accounts of $9.4 and $10.5, respectively	547.1	357.4
Inventories	710.7	601.7
Prepaid expenses and other current assets	95.9	42.8

Total current assets	1,423.7	1,136.4

Property, plant, and equipment, at cost	574.7	545.0
Less: Accumulated depreciation	95.1	67.5

Property, plant and equipment, net	479.6	477.5

Deferred income taxes	55.2	55.8
Other intangible assets	11.8	12.8
Goodwill	82.0	71.0
Deferred charges and other assets	22.8	22.3

Total assets	$2,075.1	$1,775.8

Liabilities
Current liabilities:
Accounts payable	$323.9	$173.7
Salaries, wages and commissions	42.9	36.7
Deferred income taxes	137.3	96.1
Other accrued liabilities	58.6	35.5
Short-term credit facility borrowings	26.0	28.4
Current portion of deferred employee benefits	15.6	15.6

Total current liabilities	604.3	386.0
Long-term debt	1,125.3	725.8
Deferred employee benefits	458.6	497.8
Taxes and other credits	11.7	11.9

Total liabilities	2,199.9	1,621.5

Commitments and contingencies

Equity
Ryerson Holding Corporation stockholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares issued at 2010 and 2009	—	—
Capital in excess of par value	224.9	443.5
Accumulated deficit	(222.1)	(169.4)
Accumulated other comprehensive loss	(131.6)	(136.3)

Total Ryerson Holding Corporation stockholders’ equity	(128.8)	137.8
Noncontrolling interest	4.0	16.5

Total equity	(124.8)	154.3

Total liabilities and equity	$2,075.1	$1,775.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Ryerson Inc. (“Ryerson”). Ryerson Holding is 99% owned by affiliates of Platinum Equity, LLC (“Platinum”).

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). In addition to our United States and Canada operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a company in which we have a 100% ownership percentage subsequent to the repurchase on July 12, 2010 of the remaining 20 percent interest previously owned by Van Shung Chong Holdings Limited (“VSC”) (see Note 7). We conducted material distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India until July 10, 2009, the date on which we sold our ownership interest to our joint venture partner. Unless the context indicates otherwise, Ryerson Holding, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2010	2009	2010	2009
Stainless	28%	26%	28%	25%
Aluminum	21	22	22	21
Carbon flat rolled	29	27	29	28
Bars, tubing and structurals	8	7	8	8
Fabrication and carbon plate	10	11	9	12
Other	4	7	4	6

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2009. Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (CODM). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. During the second quarter of 2010, a strategic decision was made by the CODM to view our business globally as metals service centers. As such, the financial information provided to the CODM to evaluate performance and allocate resources has been revised to reflect this global view as opposed to geographic regions. We have one operating and reportable segment, metal service centers, in accordance with the criteria set forth in ASC 280.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the requirements within ASU 2010-6 as of January 1, 2010, except for the Level 3 reconciliation disclosures. The adoption did not have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified as follows:

	September 30, 2010	December 31, 2009
	(In millions)
In process and finished products	$710.7	$601.7

If current cost had been used to value inventories, such inventories would have been $21 million and $72 million lower than reported at September 30, 2010 and December 31, 2009, respectively. Approximately 85% of inventories were accounted for under the LIFO method at September 30, 2010 and December 31, 2009. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

NOTE 4: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts periodically to reduce volatility in the price of metals. We may also enter into natural gas price swaps to manage the price risk of forecasted purchases of natural gas. The Company currently does not account for its derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of September 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	N/A	N/A	N/A	Other accrued liabilities	$1.1	Non-current taxes and other credits	$1.0
Foreign exchange contracts	N/A	N/A	N/A	N/A	Other accrued liabilities	0.1	Non-current taxes and other credits	0.1

Commodity contracts	Prepaid expenses and other current assets	$0.6	Receivables less provision for allowances, claims and doubtful accounts	$0.7	Other accrued liabilities	0.2	N/A	N/A

Total derivatives		$0.6		$0.7		$1.4		$1.1

The Company’s interest rate forward contracts had a notional amount of $100 million as of September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $5.2 million and $15.9 million, respectively. As of September 30, 2010 and December 31, 2009, the Company had 109 and 428 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company entered into a natural gas price swap during the third quarter of 2010 with an aggregate notional amount of 250,000 million British thermal units (“mmbtu”). The Company also entered into a hot roll steel coil option contract in the third quarter of 2010 related to forecasted purchases with a notional amount of 3,950 tons.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months and nine months ended September 30, 2010 and 2009:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(0.3)	$(0.9)	$(1.1)	$(1.4)

Foreign exchange contracts	Other income and (expense), net	(0.3)	0.1	(0.2)	(0.5)

Metal commodity contracts	Cost of materials sold	—	0.8	(0.2)	2.7

Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	(0.1)	—	(0.1)	—

Total		$(0.7)	$—	$(1.6)	$0.8

Fair Value of Financial Instruments

As permitted by ASC 820-10-65-1, the Company adopted the nonrecurring fair value measurement disclosures for nonfinancial assets and liabilities. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

1.	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

2.	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

3.	Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$18.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$14.6	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.6	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$1.1	$—
Foreign exchange contracts	—	0.1	—
Commodity contracts	—	0.2	—

Total liability derivatives	$—	$1.4	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the New York Mercantile Exchange for hot roll coil on the valuation date. The Company also has a natural gas price swap to lock in natural gas prices from November 2010 through March 2011. The fair value of this derivative is determined based on the spot price of the natural gas contract and compared with the one-month daily average actual spot price of natural gas according to the Henry Hub index on the valuation date. The Company also has an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations. The interest rate swap, which has a notional amount of $100 million, fixes a portion of our interest payments at an interest rate of 1.59%. The contract expires on July 15, 2011. The interest rate swap is valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency, the US dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$51.0	$51.0	$115.0	$115.0
Receivables less provision for allowances, claims and doubtful accounts	547.1	547.1	357.4	357.4
Accounts payable	323.9	323.9	173.7	173.7
Long-term debt, including current portion	1,151.3	1,122.8	754.2	750.1

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities, where available, and from analyses performed using current interest rates considering credit ratings and the remaining terms of maturity.

Assets Held for Sale

The Company had $16.6 and $24.0 million of assets held for sale, classified within other current assets, as of September 30, 2010 and December 31, 2009, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $82.0 million at September 30, 2010. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2009 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: INVESTMENTS

On July 10, 2009, the Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited. This joint venture was formed in 1997 between the Company and Tata Steel Limited to conduct steel service center operations in India. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received proceeds of $49 million for the transaction and recognized a pre-tax gain of approximately $0.5 million in the third quarter 2009. The Company’s investment in this joint venture was not material to the Company’s consolidated financial position or results of operations.

NOTE 7: ACQUISITIONS

On January 26, 2010, the Company acquired, through its subsidiary JT Ryerson, all of the issued and outstanding capital stock of Texas Steel Processing, Inc. (“TSP”), a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

On July 12, 2010, Ryerson China acquired VSC’s remaining 20 percent ownership in Ryerson China for $17.5 million. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. The acquisition is not material to our consolidated financial statements.

The table below summarizes the effects of the changes in the Company’s ownership interest in Ryerson China Limited on the equity attributable to Ryerson Holding shareholders for the three and nine months ended September 30, 2010 and 2009:

Net Loss Attributable to Ryerson Holding and Transfers to the Noncontrolling Interest
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In millions)
Net loss attributable to Ryerson Holding Corporation	$(16.3)	$(7.4)	$(52.7)	$(142.9)
Transfers to the noncontrolling interest
Decrease in Ryerson Holding’s Capital in Excess of Par Value	(4.8)	—	(4.8)	—

Net transfers to noncontrolling interest	(4.8)	—	(4.8)	—

Change in equity from net loss attributable to Ryerson Holding Corporation and transfers to noncontrolling interest	$(21.1)	$(7.4)	$(57.5)	$(142.9)

On August 4, 2010, the Company acquired, through its subsidiary JT Ryerson, all of the issued and outstanding capital stock of SFI-Gray Steel Inc., a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In millions)
Secured Credit Facility	$413.1	$250.2
12% Senior Secured Notes due 2015	376.2	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
14 1/2% Senior Discount Notes due 2015	483.0	—
8 1/4% Senior Secured Notes due 2011	4.1	4.1
Foreign debt	12.9	20.8

Total debt	1,392.2	754.2
Less:
Unamortized discount on Ryerson Holding Notes	240.9	—
Short-term credit facility borrowings	13.1	7.6
Foreign debt	12.9	20.8

Total long-term debt	$1,125.3	$725.8

Ryerson Credit Facility

On October 19, 2007, Ryerson entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At September 30, 2010, the Company had $413.1 million of outstanding borrowings, $29 million of letters of credit issued and $315 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.1% at September 30, 2010 and December 31, 2009.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson, subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on Ryerson. If Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Proceeds from Ryerson Credit Facility borrowings and repayments of Ryerson Credit Facility borrowings in the Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the Ryerson Credit Facility represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At September 30, 2010, the accreted value of the Ryerson Holding Notes was $242.1 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

The Ryerson Holding Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson Holding’s ability to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make certain investments or other restricted payments, create liens or use assets as security in other transactions, enter into sale and leaseback transactions, merge, consolidate or transfer or dispose of substantially all of Ryerson Holding’s assets, and engage in certain transactions with affiliates.

The Ryerson Holding Notes are redeemable, at our option, in whole or in part, at any time at specified redemption prices. We are required to redeem the Ryerson Holding Notes upon the receipt of net proceeds of certain qualified equity issuances, specified change of controls and/or specified receipt of dividends.

The terms of the Ryerson Notes (discussed below) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund the retirement of the Ryerson Holding Notes at maturity, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

Ryerson Notes

On October 19, 2007, Ryerson issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility).

At September 30, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first nine months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of Ryerson and its guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of Ryerson and its guarantors’ directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of Ryerson and its guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure Ryerson’s obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson’s ability, and the ability of its restricted subsidiaries, to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011 at specified redemption prices. Additionally, on or prior to November 1, 2010, Ryerson may redeem up to 35% of the outstanding 2015 Notes with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to file with the SEC by July 15, 2008 a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. Ryerson did not consummate an exchange offer by November 12, 2008 and therefore, was required to pay additional interest to the holders of the Ryerson Notes. As a result, Ryerson paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. Ryerson completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, Ryerson’s obligation to pay additional interest ceased.

$150 Million 8  1/4% Senior Notes due 2011

At September 30, 2010, $4.1 million of the 8  1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

At September 30, 2010, Ryerson China’s total foreign borrowings were $12.9 million, of which, $11.0 million was owed to banks in Asia at a weighted average interest rate of 2.6% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at September 30, 2010 to VSC, our former joint venture partner, at a weighted average interest rate of 0.1%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $17 million and $8 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 9: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2010 and 2009 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	10	11	3	3
Expected return on assets	(11)	(13)	—	—
Recognized actuarial net (gain) loss	2	—	(1)	(1)

Net periodic benefit cost (credit)	$1	$(1)	$2	$2

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$2	$1	$1
Interest cost	32	33	7	9
Expected return on assets	(35)	(37)	—	—
Recognized actuarial net (gain) loss	5	—	(3)	(2)
Curtailment gain	—	—	—	(1)

Net periodic benefit cost (credit)	$4	$(2)	$5	$7

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This benefit curtailment action resulted in a gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company has contributed $38 million to the pension plan fund through the nine months ended September 30, 2010 and anticipates that it will have a minimum required pension contribution funding of approximately $8 million for the remaining three months of 2010.

NOTE 10: COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal actions incidental to our ordinary course of business. We do not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

NOTE 11: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Holding Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available-For-Sale Investment	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2009	5.0	$—	$443.5	$(169.4)	$(17.6)	$(118.7)	$—	$16.5	$154.3
Net loss	—	—	—	(52.7)	—	—	—	0.1	(52.6)
Foreign currency translation	—	—	—	—	4.2	—	—	0.1	4.3
Dividends	—	—	(213.8)	—	—	—	—	—	(213.8)
Purchase of subsidiary shares from noncontrolling interest	—	—	(4.8)	—	—	—	—	(12.7)	(17.5)
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, (net of tax provision of $0.4)	—	—	—	—	—	0.7	—	—	0.7
Unrealized loss on available-for-sale investment (net of tax benefit of $0.1)	—	—	—	—	—	—	(0.2)	—	(0.2)

Balance at September 30, 2010	5.0	$—	$224.9	$(222.1)	$(13.4)	$(118.0)	$(0.2)	$4.0	$(124.8)

The following sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net loss	$(16.1)	$(7.3)	$(52.6)	$(144.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	6.0	15.7	4.3	22.2
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	—	—	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax provision of $0.4 in 2010 and tax benefit of $0.6 in 2009	0.2	(0.3)	0.7	(0.9)
Unrealized loss on available-for-sale investment, net of tax benefit of $0.1 in 2010	(0.4)	—	(0.2)	—

Total comprehensive income (loss)	(10.3)	8.1	(47.8)	(121.3)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	0.2	0.2	(1.6)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(10.3)	$7.9	$(48.0)	$(119.7)

NOTE 12: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first nine months of 2010 and 2009 was $3.8 million.

Ryerson Holding declared and paid a dividend of $213.8 million and $56.5 million to its common stock stockholders on January 29, 2010 and July 28, 2009, respectively.

NOTE 13: INCOME TAXES

For the three months ended September 30, 2010, the Company recorded an income tax benefit from operations of $3.1 million compared to an income tax expense of $14.0 million in the prior year. The $3.1 million tax benefit in the third quarter of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. Due to tax losses recognized on the Company’s 2009 tax returns, a refund claim has been filed with the IRS to recover taxes paid in prior years. The refund claim primarily relates to the recovery of previously paid Alternative Minimum Taxes due to the effects of changes in the LIFO reserve for tax purposes. The effect of the refund claim of $43.8 million has been recorded in the third quarter and is anticipated to be received by year end.

In accordance with ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. As a result of the historical twelve quarters of cumulative U.S. pre-tax losses incurred during the second quarter of 2009, we were unable to rely on the positive evidence of projected future income. We reviewed all of the other future sources of taxable income such as: 1) the expected reversal of existing taxable temporary differences, 2) our ability to carryback taxable losses, and 3) the availability of prudent and feasible tax planning strategies. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance balance was $107.1 million at September 30, 2010.

For the nine months ended September 30, 2010, the Company recorded income tax expense of $3.2 million compared to $86.6 million of expense in the prior year. The $3.2 million income tax expense in the first nine months of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. As discussed above, during the first nine months of 2009 the Company recorded non-cash charges of $89.4 million to establish a valuation allowance against its U.S. deferred tax assets. The first nine months of 2009 also included a $14.5 million charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in the first nine months of 2009 is the tax benefit of the book losses at the statutory tax rates.

NOTE 14: SUBSEQUENT EVENTS

On October 26, 2010, Ryerson Holding filed an amendment to its Registration Statement on Form S-4, which was filed pursuant to a registration rights agreement executed in connection with the offering of the Ryerson Holding Notes. The Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on October 27, 2010 and as a result, Ryerson Holding commenced its offer to exchange its 14 1/2% Senior Discount Notes due 2015 registered under the Securities Exchange Act of 1934 for the Ryerson Holding Notes. The exchange offering period expires on November 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in, “FINANCIAL STATEMENTS” in this Quarterly Report and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2009.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including machinery manufacturers, metals fabricators, electrical machinery, transportation equipment, construction, wholesale distributors, and metals mills and foundries. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

Sales, cost of materials sold, gross profit and operating expense control are the principal factors that impact our profitability:

Net Sales. Our sales volume and pricing is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which our customers operate. Sales prices are also primarily driven by market factors such as overall demand and availability of product. Our net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

Cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs and direct and indirect internal processing costs. The cost of materials sold fluctuates with our sales volume and our ability to purchase metals at competitive prices. Increases in sales volume generally enable us both to improve purchasing leverage with suppliers, as we buy larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. Our sales prices to our customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on our acquiring metals at competitive prices, our ability to manage the impact of changing prices and efficiently managing our internal and external processing costs.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general and administrative expenses.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. However, domestic metals prices are volatile and remain difficult to predict due to its commodity nature and the extent which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, surcharges and other factors.

Results of Operations - Comparison of Third Quarter 2010 to Third Quarter 2009

	Three months ended September 30, 2010	% of Net Sales	Three months ended September 30, 2009	% of Net Sales
	($ in millions)
Net sales	$1,031.7	100.0%	$777.2	100.0%
Cost of materials sold	892.6	86.5	625.4	80.5

Gross profit	139.1	13.5	151.8	19.5
Warehousing, delivery, selling, general and administrative expenses	128.6	12.5	114.2	14.7
Impairment charge on fixed assets	0.2	—	6.1	0.7

Operating profit (loss)	10.3	1.0	31.5	4.1
Other expenses	(29.5)	(2.9)	(24.8)	(3.2)
Provision (benefit) for income taxes	(3.1)	(0.3)	14.0	1.8

Net loss	(16.1)	(1.6)	(7.3)	(0.9)
Noncontrolling interest	0.2	—	0.1	0.1

Net loss attributable to Ryerson Holding Corporation	$(16.3)	(1.6)%	$(7.4)	(1.0)%

For the third quarter of 2010, the Company reported a net loss of $16.1 million, as compared with a net loss of $7.3 million, in the third quarter of 2009.

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2010 and 2009:

	Percentage of Sales Revenue Three Months Ended September 30,
Product Line	2010	2009
Stainless	28%	26%
Aluminum	21	22
Carbon flat rolled	29	27
Bars, tubing and structurals	8	7
Fabrication and carbon plate	10	11
Other	4	7

Total	100%	100%

Net sales. Revenue for the third quarter of 2010 increased 32.7% from the same period a year ago to $1,031.7 million. Tons sold for the third quarter of 2010 increased 17.9% from the third quarter of 2009 reflecting improvement in market conditions. Tons sold in the third quarter of 2010 increased across all products compared to the year-ago quarter. Average selling price increased 12.5% against the price levels in the third quarter of 2009, as metals prices, primarily stainless and carbon steel, increased as market conditions improved.

Cost of materials sold. Cost of materials sold increased 42.7% to $892.6 million in the third quarter of 2010 compared to $625.4 million in the third quarter of 2009. The increase in cost of materials sold in 2010 compared to 2009 is due to the increase in tons sold and an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,524 in 2010 from $1,259 in 2009 primarily due to increased stainless steel and carbon flat rolled product cost.

Gross profit. Gross profit decreased by $12.7 million to $139.1 million in the third quarter of 2010. Gross profit per ton decreased to $237 per ton in the third quarter of 2010 from $306 per ton in the third quarter of 2009 due to the greater increase in average cost of materials sold relative to the increase in average selling price. Gross profit as a percent of sales in the third quarter of 2010 decreased to 13.5% from 19.5% in the third quarter of 2009.

Operating expenses. Total operating expenses increased by $8.5 million to $128.8 million in the third quarter of 2010 from $120.3 million in the third quarter of 2009. The increase was primarily due to higher employee costs related to salaries and wages of $4.6 million, increased bonus and commission expenses of $1.4 million and higher employee benefit costs of $0.9 million in addition to higher facility costs of $3.1 million, higher bad debt expense of $2.4 million, higher delivery expenses of $2.0 million and higher sales expense of $1.0 million, partially offset by lower impairment charges on fixed assets of $5.9 million and lower reorganization costs of $2.5 million. On a per ton basis, third quarter of 2010 operating expenses decreased to $219 per ton from $242 per ton in the third quarter of 2009.

Operating profit. For the third quarter of 2010, the Company reported an operating profit of $10.3 million, or $18 per ton, compared to $31.5 million, or $64 per ton, in the third quarter of 2009, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $27.6 million in the third quarter of 2010 from $18.0 million in the third quarter of 2009, primarily due to the interest expense associated with our Ryerson Holding Notes, which were issued in the first quarter of 2010 as well as higher amortization of credit facility issuance costs in China and higher average borrowings on our credit facility in the United States. Other income and (expense), net was a charge of $1.9 million in the third quarter of 2010 as compared to $6.8 million in the same period a year ago. The third quarter of 2010 charge related primarily to foreign exchange losses related to our Canada and China operations. The third quarter of 2009 was negatively impacted by a $5.4 million foreign exchange loss related to a short term loan from our Canadian operations.

Provision for income taxes. In the third quarter of 2010, the Company recorded an income tax benefit of $3.1 million compared to an income tax expense of $14.0 million in the third quarter of 2009. The $3.1 million income tax benefit in the third quarter of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. We changed our tax accounting method for inventory in the third quarter of 2009 with respect to our 2008 U.S. federal income tax filing. As a result, a net operating loss (“NOL”) was created on the 2008 return which utilized a significant portion of the Company’s NOL carryback capacity. The tax accounting method change also resulted in the loss of certain manufacturing credits for 2008. In addition, we recorded an additional valuation allowance against deferred tax assets resulting from provision to return adjustments recorded as a result of the 2008 tax return filing during the third quarter 2009.

Results of Operations - Comparison of First Nine Months 2010 to First Nine Months 2009

	Nine months ended September 30, 2010	% of Net Sales	Nine months ended September 30, 2009	% of Net Sales
	($ in millions)
Net sales	$2,923.4	100.0%	$2,325.0	100.0%
Cost of materials sold	2,517.9	86.1	1,961.5	84.4

Gross profit	405.5	13.9	363.5	15.6
Warehousing, delivery, selling, general and administrative expenses	374.7	12.8	356.4	15.3
Gain on insurance settlement	(2.6)	(0.1)	—	—
Gain on sale of assets	—	—	(3.3)	(0.1)
Impairment charge on fixed assets	1.2	0.1	6.1	0.3
Other postretirement benefits curtailment gain	—	—	(1.3)	(0.1)

Operating profit (loss)	32.2	1.1	5.6	0.2
Other expenses	(81.6)	(2.8)	(63.0)	(2.7)
Provision for income taxes	3.2	0.1	86.6	3.7

Net loss	(52.6)	(1.8)	(144.0)	(6.2)
Noncontrolling interest	0.1	—	(1.1)	(0.1)

Net loss attributable to Ryerson Holding Corporation	$(52.7)	(1.8)%	$(142.9)	(6.1)%

For the first nine months of 2010, the Company reported a net loss of $52.6 million, as compared with a net loss of $144.0 million, in the first nine months of 2009.

Included in the first nine months of 2010 results is a gain on an insurance settlement of $2.6 million. Included in the first nine months of 2009 results is a gain on the sale of assets of $3.3 million. The first nine months of 2009 also included an other postretirement benefit curtailment gain of $1.3 million. Impairment charges on fixed assets of $1.2 million and $6.1 million were recorded in the first nine months of 2010 and 2009 results, respectively.

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2010 and 2009:

	Percentage of Sales Revenue Nine Months Ended September 30,
Product Line	2010	2009
Stainless	28%	25%
Aluminum	22	21
Carbon flat rolled	29	28
Bars, tubing and structurals	8	8
Fabrication and carbon plate	9	12
Other	4	6

Total	100%	100%

Net sales. Revenue for the first nine months of 2010 increased 25.7% from the same period a year ago to 2,923.4 million. Tons sold for the first nine months of 2010 increased 18.1% from the first nine months of 2009 reflecting improvement in market conditions. Tons sold in the first nine months of 2010 increased across all products compared to the same period in 2009. Average selling price increased 6.5% against the price levels in the first nine months of 2009, primarily due to an increase in average selling price in stainless steel.

Cost of materials sold. Cost of materials sold for the first nine months of 2010 increased 28.4% to $2,517.9 million compared to $1,961.5 million in 2009. The increase in cost of materials sold in 2010 compared to 2009 is due to the increase in tons sold and an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,486 in 2010 from $1,366 in 2009 primarily due to increased stainless steel product cost.

Gross profit. Gross profit increased by $42.0 million to $405.5 million in the first nine months of 2010 compared to the first nine months of 2009. Gross profit per ton decreased to $239 per ton in the first nine months of 2010 from $253 per ton in the year-ago period due to the greater increase in average cost of materials sold relative to the increase in average selling price. Gross profit as a percent of sales in the first nine months of 2010 decreased to 13.9% from 15.6% a year ago.

Operating expenses. Total operating expenses increased by $15.4 million to $373.3 million in the first nine months of 2010 from $357.9 million in the first nine months of 2009. The increase was primarily due to increased bonus and commission expenses of $12.7 million resulting from increased profitability, higher salaries and wages of $5.2 million, higher delivery expenses of $5.1 million, higher facility costs of $4.5 million, higher employee benefit costs of $3.5 million, the $3.3 million gain on the sale of assets in the first nine months of 2009 and the $1.3 million postretirement benefits curtailment gain in the first nine months of 2009, partially offset by lower reorganization costs of $7.2 million, lower impairment charges on fixed assets of $4.9 million, lower bad debt expense of $4.7 million, lower legal expenses of $2.1 million, and the recognition of a gain on an insurance settlement of $2.6 million in the first nine months of 2010. On a per ton basis, first nine months of 2010 operating expenses decreased to $220 per ton from $249 per ton in the first nine months of 2009.

Operating profit. For the first nine months of 2010, the Company reported an operating profit of $32.2 million, or $19 per ton, compared to $5.6 million, or $4 per ton, in the first nine months of 2009, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $79.6 million in the first nine months of 2010 from $54.4 million in the first nine months of 2009, primarily due to the interest expense associated with our Ryerson Holding Notes, which were issued in the first quarter of 2010 as well as higher amortization of credit facility issuance costs in China. Other income and (expense), net was a charge of $2.0 million in the first nine months of 2010 as compared to $8.6 million in the same period a year ago. The first nine months of 2009 was negatively impacted by a $10.1 million foreign exchange loss related to a short term loan from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of a portion of our 2015 Notes.

Provision for income taxes. In the first nine months of 2010, the Company recorded income tax expense of $3.2 million compared to $86.6 million in the first nine months of 2009. The $3.2 million income tax expense in the first nine months of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. During the first nine months of 2009, the Company recorded a charge of $89.4 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The first nine months of 2009 also included a $14.5 income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in the first nine months of 2009 is the tax benefit of the book losses at the statutory tax rates.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the Ryerson Credit Facility. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Nine months ended September 30,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$(176.8)	$302.6
Net cash provided by (used in) investing activities	(41.8)	47.1
Net cash provided by (used in) financing activities	151.5	(444.5)
Effect of exchange rates on cash and cash equivalents	3.1	7.7

Net decrease in cash and cash equivalents	$(64.0)	$(87.1)

The Company had cash and cash equivalents at September 30, 2010 of $51.0 million, compared to $115.0 million at December 31, 2009. The Company had $1,151 million and $754 million of total debt outstanding and a debt-to-capitalization ratio of 112% and 83% at September 30, 2010 and December 31, 2009, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $383 million at September 30, 2010 versus $391 million at December 31, 2009. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Net cash used by operating activities of $176.8 million in the first nine months of 2010 was primarily due to a increase in inventories of $100.1 million resulting from higher inventory purchases to support increased sales levels in the first nine months of 2010 and an increase in accounts receivable of $185.9 million reflecting higher net sales in the first nine months of 2010, partially offset by an increase in accounts payable of $122.3 million.

Capital expenditures during the first nine months of 2010 totaled $19.9 million compared to $16.8 million in the first nine months of 2009. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $4.4 million and $14.8 million during the nine-month periods ended September 30, 2010 and 2009, respectively. The Company made several acquisitions during 2010, resulting in a cash outflow of $12.0 million. In addition, the Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, during the third quarter of 2009, generating cash proceeds of $49.0 million.

Net cash provided by financing activities in the first nine months of 2010 was $151.5 million compared to net cash used in the first nine months of 2009 of $444.5 million. Net cash provided by financing activities in the first nine months of 2010 was primarily related to the issuance of the Ryerson Holding Notes as well as increased credit facility borrowings to finance accounts receivable related to higher sales in 2010, offset by a cash dividend paid to our stockholders. We also acquired VSC’s remaining 20 percent ownership, our former joint venture partner, in Ryerson China for $17.5 million. Net cash used in financing activities in the first nine months of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash used in operating activities and the issuance of the Ryerson Holding Notes, total debt, less unamortized discount in the Condensed Consolidated Balance Sheet increased to $1,151.3 million at September 30, 2010 from $754.2 million at December 31, 2009.

Total debt outstanding as of September 30, 2010 consisted of the following amounts: $413.1 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $242.1 million under the Ryerson Holding Notes, $12.9 million of foreign debt and $4.1 million under the 2011 Notes. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On October 19, 2007, Ryerson entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At September 30, 2010, the Company had $413.1 million of outstanding borrowings, $29 million of letters of credit issued and $315 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.1% at September 30, 2010 and December 31, 2009.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson, subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on Ryerson. If Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Proceeds from Ryerson Credit Facility borrowings and repayments of Ryerson Credit Facility borrowings in the Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the Ryerson Credit Facility represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At September 30, 2010, the accreted value of the Ryerson Holding Notes was $242.1 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

The Ryerson Holding Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson Holding’s ability to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make certain investments or other restricted payments, create liens or use assets as security in other transactions, enter into sale and leaseback transactions, merge, consolidate or transfer or dispose of substantially all of Ryerson Holding’s assets, and engage in certain transactions with affiliates.

The Ryerson Holding Notes are redeemable, at our option, in whole or in part, at any time at specified redemption prices. We are required to redeem the Ryerson Holding Notes upon the receipt of net proceeds of certain qualified equity issuances, specified change of controls and/or specified receipt of dividends.

The terms of the Ryerson Notes (discussed below) restrict Ryerson Inc. from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund the retirement of the Ryerson Holding Notes at maturity, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

Ryerson Notes

On October 19, 2007, Ryerson issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Ryerson Credit Facility).

At September 30, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first nine months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of Ryerson and its guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of Ryerson and its guarantors’ directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of Ryerson and its guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure Ryerson’s obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson’s ability, and the ability of its restricted subsidiaries, to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011 at specified redemption prices. Additionally, on or prior to November 1, 2010, Ryerson may redeem up to 35% of the outstanding 2015 Notes with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. Ryerson did not consummate an exchange offer by November 12, 2008 and therefore, was required to pay additional interest to the holders of the Ryerson Notes. As a result, Ryerson paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. Ryerson completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, Ryerson’s obligation to pay additional interest ceased.

Foreign Debt

At September 30, 2010, Ryerson China’s total foreign borrowings were $12.9 million, of which, $11.0 million was owed to banks in Asia at a weighted average interest rate of 2.6% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at September 30, 2010 to VSC at a weighted average interest rate of 0.1%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $17 million and $8 million at September 30, 2010 and December 31, 2009, respectively.

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2010, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the Notes during 2007.

Pension Funding

At December 31, 2009, pension liabilities exceeded plan assets by $323 million. The Company anticipates that it will have a minimum required pension contribution of approximately $46 million in 2010 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2010, the Company has made $38 million in pension contributions, and anticipates an additional $8 million contribution in the remaining three months of 2010. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2010.

Contractual Obligations

The following table presents contractual obligations at September 30, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	—	376
Senior Discount Notes	483	—	—	483	—
Other Long Term Notes	4	—	4	—	—
Ryerson Credit Facility	413	—	413	—	—
Foreign Debt	13	13	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	281	62	116	99	4
Purchase Obligations (3)	14	14	—	—	—
Operating leases	92	19	27	15	31

Total	$1,779	$108	$560	$700	$411

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Subsequent Events

On October 26, 2010, Ryerson Holding filed an amendment to its Registration Statement on Form S-4, which was filed pursuant to a registration rights agreement executed in connection with the offering of the Ryerson Holding Notes. The Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on October 27, 2010 and as a result, Ryerson Holding commenced its offer to exchange its 14 1/2% Senior Discount Notes due 2015 registered under the Securities Exchange Act of 1934 for the Ryerson Holding Notes. The exchange offering period expires on November 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,123 million at September 30, 2010 and $750 million at December 31, 2009 as compared with the carrying value of $1,151 million and $754 million at September 30, 2010 and December 31, 2009, respectively.

We had forward agreements for $100 million notional amount of pay fixed, receive floating interest rate swaps at September 30, 2010 and December 31, 2009, to effectively convert the interest rate from floating to fixed through July 2011. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At September 30, 2010, these agreements had a liability value of $1.1 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in the first nine months of 2010 by approximately $3.4 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $5.2 million outstanding at September 30, 2010, and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of September 30, 2010, we had 109 metric tons of nickel futures or option contracts and 3,950 tons of hot roll coil swaps outstanding with an asset value of $0.6 million and a liability value of $0.1 million, respectively.

As of September 30, 2010, we had a variable to fixed natural gas price swap with respect to the purchase of 250,000 mmbtus of natural gas in order to fix the prices at which we purchase that volume of natural gas for our service centers from November 2010 to March 2011. We do not currently account for this contract as a hedge, but rather mark this contract to market with a corresponding offset to current earnings. As of September 30, 2010, our natural gas contract outstanding had a liability value of $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are named as a defendant in legal actions incidental to our ordinary course of business. We do not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

There have been no material changes relating to this Item from those set forth in Amendment No. 2 to the Registration Statement on Form S-4, filed on October 26, 2010.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Stephen E. Makarewicz, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Terence R. Rogers, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ Terence R. Rogers
Terence R. Rogers
Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: November 2, 2010