Form 10-Q
period 2011-03-31
Ryerson Holding Corp
filed 2011-05-04
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2011 there were 5,000,000 shares of Common Stock outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,187.0	$871.5
Cost of materials sold	1,030.3	737.7

Gross profit	156.7	133.8
Warehousing, delivery, selling, general and administrative	135.2	118.8
Restructuring and other charges	0.3	—

Operating profit	21.2	15.0
Other income and (expense), net	5.7	(2.5)
Interest and other expense on debt	(29.7)	(24.7)

Loss before income taxes	(2.8)	(12.2)
Provision (benefit) for income taxes	(1.2)	2.6

Net loss	(1.6)	(14.8)
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.1)

Net loss attributable to Ryerson Holding Corporation	$(1.7)	$(14.7)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(1.6)	$(14.8)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.4	9.1
Deferred income taxes	(3.3)	1.7
Provision for allowances, claims and doubtful accounts	2.3	—
Noncash interest expense related to debt discount amortization	9.6	5.5
Impairment charge on fixed assets	—	0.5
Restructuring and other charges	0.3	—
Gain on bargain purchase	(6.3)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(132.1)	(109.8)
Inventories	(55.1)	(74.9)
Other assets	(4.8)	(5.8)
Accounts payable	71.7	125.6
Accrued liabilities	11.7	16.6
Accrued taxes payable/receivable	3.0	(2.6)
Deferred employee benefit costs	(9.1)	(5.2)
Other items	(0.5)	2.2

Net adjustments	(102.2)	(37.1)

Net cash used in operating activities	(103.8)	(51.9)

Investing activities:
Acquisitions, net of cash acquired	(19.7)	—
Decrease in restricted cash	7.0	6.7
Capital expenditures	(6.4)	(5.3)
Proceeds from sales of property, plant and equipment	3.4	0.6

Net cash provided by (used in) investing activities	(15.7)	2.0

Financing activities:
Long term debt issued	—	220.2
Repayment of debt	—	(10.6)
Net proceeds / (repayments) of credit facility borrowings	86.8	46.8
Debt issuance costs	(15.8)	(5.9)
Net increase in book overdrafts	27.4	17.3
Dividends paid	—	(213.8)

Net cash provided by financing activities	98.4	54.0

Net increase (decrease) in cash and cash equivalents	(21.1)	4.1
Effect of exchange rate changes on cash and cash equivalents	0.4	2.5

Net change in cash and cash equivalents	(20.7)	6.6
Cash and cash equivalents—beginning of period	62.6	115.0

Cash and cash equivalents—end of period	$41.9	$121.6

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$5.2	$4.5
Income taxes, net	(1.3)	2.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.9	$62.6
Restricted cash	15.1	15.6
Receivables less provision for allowances, claims and doubtful accounts of $9.5 and $8.7, respectively	636.5	497.9
Inventories	856.7	783.4
Prepaid expenses and other current assets	59.7	57.8

Total current assets	1,609.9	1,417.3
Property, plant, and equipment, at cost	598.7	583.4
Less: Accumulated depreciation	114.3	104.2

Property, plant and equipment, net	484.4	479.2
Deferred income taxes	47.4	47.1
Other intangible assets	19.9	16.2
Goodwill	73.0	73.3
Deferred charges and other assets	34.6	20.4

Total assets	$2,269.2	$2,053.5

Liabilities
Current liabilities:
Accounts payable	$390.8	$287.5
Salaries, wages and commissions	43.1	43.2
Deferred income taxes	134.6	135.7
Other accrued liabilities	71.4	49.6
Short-term debt	37.8	26.7
Current portion of deferred employee benefits	15.8	15.8

Total current liabilities	693.5	558.5
Long-term debt	1,269.9	1,184.6
Deferred employee benefits	473.3	482.3
Taxes and other credits	11.5	10.6

Total liabilities	2,448.2	2,236.0

Commitments and contingencies

Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares issued at 2011 and 2010	—	—
Capital in excess of par value	224.9	224.9
Accumulated deficit	(275.1)	(273.4)
Accumulated other comprehensive loss	(133.1)	(138.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(183.3)	(186.7)
Noncontrolling interest	4.3	4.2

Total equity (deficit)	(179.0)	(182.5)

Total liabilities and equity	$2,269.2	$2,053.5

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

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage. Unless the context indicates otherwise, Ryerson Holding, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
Product Line	2011	2010
Carbon Steel Flat	26%	29%
Carbon Steel Plate	10	7
Carbon Steel Long	10	9
Stainless Steel Flat	21	21
Stainless Steel Plate	5	4
Stainless Steel Long	4	3
Aluminum Flat	14	16
Aluminum Plate	3	3
Aluminum Long	3	4
Other	4	4

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2011 and for the three-month period ended March 31, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the 2011 presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the requirements within ASU 2010-6 as of January 1, 2010, except for the Level 3 reconciliation disclosures which we adopted as of January 1, 2011. The adoption did not have an impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates ASC Topic 350, “Intangibles—Goodwill and Other” to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance prospectively on January 1, 2011. The Company does not have any reporting units with zero or negative carrying amounts as of March 31, 2011.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted this guidance prospectively on January 1, 2011. The adoption did not have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011	December 31, 2010
	(In millions)
In process and finished products	$856.7	$783.4

If current cost had been used to value inventories, such inventories would have been $14 million higher than reported at March 31, 2011. If current cost had been used to value inventories, such inventories would have been $20 million lower than reported at December 31, 2010. Approximately 86% of inventories are accounted for under the LIFO method at March 31, 2011 and December 31, 2010. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $73.0 million at March 31, 2011. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2010 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: ACQUISITIONS

On March 14, 2011, the Company acquired, through its subsidiary JT Ryerson, all of the issued and outstanding capital stock of Singer Steel Company, a value-added flat rolled steel processor based in Streetsboro, Ohio. The acquisition is not material to our consolidated financial statements. As the fair value of net assets acquired was in excess of the total purchase consideration, we recognized a $6.3 million gain on bargain purchase, which we have included in other income and (expense), net. The purchase price allocation was based upon a preliminary valuation and is subject to change during the measurement period as the valuation is finalized with any increases or decreases recorded within other income and (expense), net.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In millions)
Ryerson Secured Credit Facility	$533.9	$457.3
12% Senior Secured Notes due 2015	376.2	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
14 1/2% Senior Discount Notes due 2015	483.0	483.0
8 1/4% Senior Notes due 2011	4.1	4.1
Foreign debt	29.9	19.7

Total debt	1,530.0	1,443.2

Less:
Unamortized discount on Ryerson Holding Notes	222.3	231.9
Short-term credit facility borrowings	3.8	2.9
8 1/4% Senior Notes due 2011	4.1	4.1
Foreign debt	29.9	19.7

Total long-term debt	$1,269.9	$1,184.6

Ryerson Credit Facility

On March 14, 2011, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At March 31, 2011, Ryerson had $533.9 million of outstanding borrowings, $27 million of letters of credit issued and $302 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivables and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.5 percent and 2.1 percent at March 31, 2011 and December 31, 2010, respectively.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.75% and 1.50% and the spread over the LIBOR and for the bankers’ acceptances is between 1.75% and 2.50%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate between 0.375% and 0.50% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At March 31, 2011, the accreted value of the Ryerson Holding Notes was $260.7 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Pursuant to a registration rights agreement, Ryerson Holding agreed to offer to exchange each of the Ryerson Holding Notes for a new issue of Ryerson Holding’s debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Holding Notes. Ryerson Holding completed the exchange offer on December 7, 2010. As a result of completing the exchange offer, Ryerson Holding satisfied its obligations under the registration rights agreement covering the Ryerson Holding Notes.

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility). At March 31, 2011, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011, at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes. Ryerson completed the exchange offer on April 9, 2009. As a result of completing the exchange offer, Ryerson satisfied its obligations under the registration rights agreement covering the Ryerson Notes.

$150 Million 8 1/4% Senior Notes due 2011

At March 31, 2011, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

At March 31, 2011, Ryerson China’s total foreign borrowings were $29.9 million, of which, $27.2 million was owed to banks in Asia at a weighted average interest rate of 5.1% secured by inventory and property, plant and equipment. Ryerson China also owed $2.7 million at March 31, 2011 to other parties at a weighted average interest rate of 1.0%. At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $15 million and $14 million at March 31, 2011 and December 31, 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $8 million and $7 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month period ended March 31, 2011 and 2010 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$1
Interest cost	11	11	2	2
Expected return on assets	(12)	(12)	—	—
Recognized actuarial net (gain) loss	1	2	(1)	(1)

Net periodic benefit cost	$1	$2	$1	$2

Contributions

The Company has contributed $8.3 million to the pension plan fund through the three months ended March 31, 2011 and anticipates that it will have a minimum required pension contribution funding of approximately $36 million for the remaining nine months of 2011.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

NOTE 9: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of March 31, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815

Interest rate contracts	—	—	—	—	Other accrued liabilities	$0.5	Other accrued liabilities	$0.8

Foreign exchange contracts	—	—	—	—	Other accrued liabilities	0.4	Other accrued liabilities	0.3

Commodity contracts	Prepaid expenses and other current assets	$0.7	Prepaid expenses and other current assets	$0.7	Other accrued liabilities	—	Other accrued liabilities	0.1

Total derivatives		$0.7		$0.7		$0.9		$1.2

The Company’s interest rate forward contracts had a notional amount of $100 million as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $11.6 million and $7.1 million, respectively. As of March 31, 2011 and December 31, 2010, the Company had 143 tons and 1,345 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company entered into a natural gas price swap during 2010, which had a notional amount of 225,000 million British thermal units (“mmbtu”) as of December 31, 2010. The natural gas contract expired in March 2011. The Company entered into a hot roll steel coil option contract in 2010 related to forecasted purchases, which had a notional amount of 750 tons and 2,325 tons as of March 31, 2011 and December 31, 2010, respectively. The company entered into an aluminum price swap in 2010 related to forecasted purchases, which had a notional amount of 40 tons and 64 tons as of March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months ended March 31, 2011 and 2010:

		Amount of Gain/(Loss) Recognized in Income on Derivatives Three Months Ended March 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2011	2010
		(In millions)
Interest rate contracts	Interest and other expense on debt	$—	$(0.6)

Foreign exchange contracts	Other income and (expense), net	(0.1)	(0.4)

Metal commodity contracts	Cost of materials sold	(0.1)	1.6

Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	(0.1)	—

Total		$(0.3)	$0.6

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011:

	At March 31, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$13.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investments	$20.8	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.7	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$0.5	$—
Foreign exchange contracts	—	0.4	—

Total liability derivatives	$—	$0.9	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$18.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investments	$20.2	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.7	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$0.8	$—
Foreign exchange contracts	—	0.3	—
Commodity contracts	—	0.1	—

Total liability derivatives	$—	$1.2	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the New York Mercantile Exchange for the commodity on the valuation date. The Company also has an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations. The interest rate swap, which has a notional amount of $100 million, fixes a portion of our interest payments at an interest rate of 1.59%. The contract expires on July 15, 2011. The interest rate swap is valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$41.9	$41.9	$62.6	$62.6
Receivables less provision for allowances, claims and doubtful accounts	636.5	636.5	497.9	497.9
Accounts payable	390.8	390.8	287.5	287.5
Long-term debt, including current portion	1,307.7	1,331.9	1,211.3	1,206.2

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

Assets Held for Sale

The Company had $11.7 million and $14.3 million of assets held for sale, classified within other current assets, as of March 31, 2011 and December 31, 2010, respectively.

Available-For-Sale Investments

The Company has classified investments made during 2010 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of March 31, 2011 can be summarized as follows:

	At March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$6.0	$—	$20.8

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2011.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Holding Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at December 31, 2010	5,000	$—	$224.9	$(273.4)	$(6.6)	$(137.0)	$5.4	$4.2	$(182.5)
Net income (loss)	—	—	—	(1.7)	—	—	—	0.1	(1.6)
Foreign currency translation	—	—	—	—	4.2	—	—	—	4.2
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss	—	—	—	—	—	0.3	—	—	0.3
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	0.6	—	0.6

Balance at March 31, 2011	5,000	$—	$224.9	$(275.1)	$(2.4)	$(136.7)	$6.0	$4.3	$(179.0)

The following sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Net loss	$(1.6)	$(14.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.2	6.1
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax provision of zero in 2011 and tax provision of $0.1 in 2010	0.3	0.2
Unrealized gain on available-for-sale investments	0.6	—

Total comprehensive income (loss)	3.5	(8.5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	—

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$3.4	$(8.5)

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first three months of 2011 and 2010 was $1.3 million.

We declared and paid a dividend of $213.8 million to our stockholders on January 29, 2010.

NOTE 12: INCOME TAXES

For the three months ended March 31, 2011, the Company recorded an income tax benefit from operations of $1.2 million compared to income tax expense of $2.6 million in the prior year. The $1.2 million tax benefit in the first quarter of 2011 primarily represents a release of valuation allowance due to the recognition of deferred tax liabilities related to the acquisition of Singer Steel Company during the period, partially offset by foreign and US state income tax expense. Due to existing US federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no US federal income tax expense was recorded in the quarter.

In accordance with ASC 740, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, cash flows and the nature and timing of future deductions and benefits represented by the deferred tax assets. As a result of U.S. pre-tax losses incurred in periods leading up to the second quarter of 2009, we were unable to rely on the positive evidence of projected future income to support all deferred tax assets. After considering both the positive and negative evidence available at the end of the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $134.7 million and $136.6 million at March 31, 2011 and December 31, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations - Comparison of First Quarter 2011 to First Quarter 2010

	Three months ended March 31, 2011	% of Net Sales	Three months ended March 31, 2010	% of Net Sales
	($ in millions)
Net sales	$1,187.0	100.0%	$871.5	100.0%
Cost of materials sold	1,030.3	86.8	737.7	84.6

Gross profit	156.7	13.2	133.8	15.4
Warehousing, delivery, selling, general and administrative expenses	135.2	11.4	118.8	13.7
Restructuring and other charges	0.3	—	—	—

Operating profit	21.2	1.8	15.0	1.7
Other expenses	(24.0)	(2.0)	(27.2)	(3.1)

Loss before income taxes	(2.8)	(0.2)	(12.2)	(1.4)
Provision (benefit) for income taxes	(1.2)	(0.1)	2.6	0.3

Net loss	(1.6)	(0.1)	(14.8)	(1.7)
Less: Net income (loss) attributable to noncontrolling interest	0.1	—	(0.1)	—

Net loss attributable to Ryerson Holding Corporation	$(1.7)	(0.1)%	$(14.7)	(1.7)%

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2011 and 2010:

	Three Months Ended March 31,
Product Line	2011	2010
Carbon Steel Flat	26%	29%
Carbon Steel Plate	10	7
Carbon Steel Long	10	9
Stainless Steel Flat	21	21
Stainless Steel Plate	5	4
Stainless Steel Long	4	3
Aluminum Flat	14	16
Aluminum Plate	3	3
Aluminum Long	3	4
Other	4	4

Total	100%	100%

Net sales. Revenue for the first quarter of 2011 increased 36.2% from the same period a year ago to $1,187.0 million. Tons sold for the first quarter of 2011 increased 22.4% from the first quarter of 2010 reflecting improvement in market conditions. Tons sold in the first quarter of 2011 increased across all products compared to the year-ago quarter. Average selling price increased 11.3% against the price levels in the first quarter of 2010, as metals prices increased across all products with the largest increase in our stainless steel product line.

Cost of materials sold. Cost of materials sold increased 39.7% to $1,030.3 million in the first quarter of 2011 compared to $737.7 million in the first quarter of 2010. The increase in cost of materials sold in 2011 compared to 2010 is due to the increase in tons sold and an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,597 in 2011 from $1,400 in 2010. The average cost of materials sold for our stainless steel product line increased more than our other products, in line with the change in average selling price per ton. During the first quarter of 2011, LIFO expense was $33.3 million compared to LIFO expense of $12.5 million in the first quarter of 2010.

Gross profit. Gross profit increased by $22.9 million to $156.7 million in the first quarter of 2011. Gross profit as a percent of sales in the first quarter of 2011 decreased to 13.2% from 15.4% in the first quarter of 2010. While revenue per ton increased in the first quarter of 2011 as compared to the first quarter of 2010, our cost of material sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $16.7 million to $135.5 million in the first quarter of 2011 from $118.8 million in the first quarter of 2010. The increase was primarily due to higher employee costs related to salaries and wages of $5.0 million and increased bonus and commission expenses of $2.6 million in addition to higher delivery expenses of $4.1 million, higher facility costs of $3.5 million and higher expenses at our China operations of $1.4 million. On a per ton basis, first quarter of 2011 operating expenses decreased to $210 per ton from $226 per ton in the first quarter of 2010.

Operating profit. For the first quarter of 2011, the Company reported an operating profit of $21.2 million, or $33 per ton, compared to $15.0 million, or $28 per ton, in the first quarter of 2010, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $29.7 million in the first quarter of 2011 from $24.7 million in the first quarter of 2010, primarily due to the increased interest expense associated with our Ryerson Holding Notes which were issued on January 29, 2010 and recording a charge of $1.1 million in the first quarter of 2011 to write off debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility. Other income and (expense), net was income of $5.7 million in the first quarter of 2011 as compared to a charge of $2.5 million in the same period a year ago. The first quarter of 2011 income included a $6.3 million gain on the bargain purchase of our Singer Steel acquisition. The first quarter of 2010 was negatively impacted by foreign exchange losses related to our Canadian operations.

Provision for income taxes. In the first quarter of 2011, the Company recorded an income tax benefit of $1.2 million compared to income tax expense of $2.6 million in the first quarter of 2010. The $1.2 million income tax benefit in the first three months of 2011 primarily represents a release of valuation allowance due to the recognition of deferred tax liabilities related to the acquisition of Singer Steel Company during the period, partially offset by foreign and US state income tax expense. Due to existing US federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no US federal income tax expense was recorded in the quarter. During the first three months of 2010, the $2.6 million of tax expense primarily related to an increase in the valuation allowance on foreign tax credits and to foreign income tax expense.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Net cash used in operating activities	$(103.8)	$(51.9)
Net cash provided by (used in) investing activities	(15.7)	2.0
Net cash provided by financing activities	98.4	54.0
Effect of exchange rates on cash and cash equivalents	0.4	2.5

Net increase (decrease) in cash and cash equivalents	$(20.7)	$6.6

The Company had cash and cash equivalents at March 31, 2011 of $41.9 million, compared to $62.6 million at December 31, 2010. The Company had $1,308 million and $1,211 million of total debt outstanding and a debt-to-capitalization ratio of 116% and 118% at March 31, 2011 and December 31, 2010, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $359 million at March 31, 2011 versus $394 million at December 31, 2010. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Net cash used by operating activities of $103.8 million in the first three months of 2011 was primarily due to an increase in inventories of $55.1 million resulting from higher inventory purchases to support increased sales levels in the first three months of 2011 and an increase in accounts receivable of $132.1 million reflecting higher net sales in the first three months of 2011, partially offset by an increase in accounts payable of $71.7 million.

Capital expenditures during the first three months of 2011 totaled $6.4 million compared to $5.3 million in the first three months of 2010. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.4 million and $0.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. The Company made an acquisition during 2011, resulting in cash outflows of $19.7 million.

Net cash provided by financing activities in the first three months of 2011 was $98.4 million compared to $54.0 million in the first three months of 2010. Net cash provided by financing activities in the first three months of 2011 and 2010 was primarily related to increased credit facility borrowings to finance accounts receivable related to higher sales in 2011 and 2010, respectively.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash used in operating activities, total debt, less unamortized discount in the Condensed Consolidated Balance Sheet increased to $1,307.7 million at March 31, 2011 from $1,211.3 million at December 31, 2010.

Total debt outstanding as of March 31, 2011 consisted of the following amounts: $533.9 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $260.7 million under the Ryerson Holding Notes, $29.9 million of foreign debt and $4.1 million under the 2011 Notes. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On October 19, 2007, Ryerson entered into a 5-year, $1.35 billion revolving credit facility agreement with a maturity date of October 18, 2012 which has since been amended to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes, if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes, if the 2015 Notes are then outstanding. At March 31, 2011, Ryerson had $533.9 million of outstanding borrowings, $27 million of letters of credit issued and $302 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivables and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.5 percent and 2.1 percent at March 31, 2011 and December 31, 2010, respectively.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.75% and 1.50% and the spread over the LIBOR and for the bankers’ acceptances is between 1.75% and 2.50%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate between 0.375% and 0.50% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At March 31, 2011, the accreted value of the Ryerson Holding Notes was $260.7 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Pursuant to a registration rights agreement, Ryerson Holding agreed to offer to exchange each of the Ryerson Holding Notes for a new issue of Ryerson Holding’s debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Holding Notes. Ryerson Holding completed the exchange offer on December 7, 2010. As a result of completing the exchange offer, Ryerson Holding satisfied its obligations under the registration rights agreement covering the Ryerson Holding Notes.

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility). At March 31, 2011, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011, at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes. Ryerson completed the exchange offer on April 9, 2009. As a result of completing the exchange offer, Ryerson satisfied its obligations under the registration rights agreement covering the Ryerson Notes.

Foreign Debt

At March 31, 2011, Ryerson China’s total foreign borrowings were $29.9 million, of which, $27.2 million was owed to banks in Asia at a weighted average interest rate of 5.1% secured by inventory and property, plant and equipment. Ryerson China also owed $2.7 million at March 31, 2011 to other parties at a weighted average interest rate of 1.0%. At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $15 million and $14 million at March 31, 2011 and December 31, 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $8 million and $7 million at March 31, 2011 and December 31, 2010, respectively.

$150 Million 8 1/4% Senior Notes due 2011

At March 31, 2011, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Pension Funding

At December 31, 2010, pension liabilities exceeded plan assets by $306 million. The Company anticipates that it will have a minimum required pension contribution of approximately $44 million in 2011 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2011, the Company has made $8 million in pension contributions, and anticipates an additional $36 million contribution in the remaining nine months of 2011. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2011.

Contractual Obligations

The following table presents contractual obligations at March 31, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	376	—
Senior Discount Notes	483	—	—	483	—
Other Long Term Notes	4	4	—	—	—
Ryerson Credit Facility	534	—	—	534	—
Foreign Debt	30	30	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	295	67	134	94	—
Purchase Obligations (3)	49	49	—	—	—
Capital leases	1	—	1	—	—
Operating leases	102	21	30	19	32

Total	$1,977	$171	$165	$1,609	$32

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,332 million at March 31, 2011 and $1,206 million at December 31, 2010 as compared with the carrying value of $1,308 million and $1,211 million at March 31, 2011 and December 31, 2010, respectively.

We had interest rate swap agreements for $100 million notional amount of pay fixed, receive floating interest rate swaps at March 31, 2011 and December 31, 2010, to effectively convert the interest rate from floating to fixed through July 2011. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At March 31, 2011, these agreements had a liability value of $0.5 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2011 by approximately $1.5 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $11.6 million outstanding at March 31, 2011 and a liability value of $0.4 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of March 31, 2011, we had 143 tons of nickel futures or option contracts, 750 tons of hot roll coil swaps, and 40 tons of aluminum price swaps outstanding with asset values of $0.5 million, $0.2 million, and a value of zero, respectively.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2011.

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

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 4, 2011