Form 10-Q
period 2011-09-30
Ryerson Holding Corp
filed 2011-11-02
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011 there were 5,000,000 shares of Common Stock outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,218.8	$1,031.7	$3,694.8	$2,923.4
Cost of materials sold	1,045.1	892.6	3,200.5	2,517.9

Gross profit	173.7	139.1	494.3	405.5
Warehousing, delivery, selling, general and administrative	138.2	128.6	413.2	374.7
Restructuring and other charges	0.4	—	1.3	—
Gain on insurance settlement	—	—	—	(2.6)
Impairment charge on fixed assets	2.2	0.2	4.7	1.2

Operating profit	32.9	10.3	75.1	32.2
Other income and (expense), net	1.1	(1.9)	6.2	(2.0)
Interest and other expense on debt	(31.4)	(27.6)	(91.7)	(79.6)

Income (loss) before income taxes	2.6	(19.2)	(10.4)	(49.4)
Provision for income taxes	3.5	5.6	10.1	11.9

Net loss	(0.9)	(24.8)	(20.5)	(61.3)
Less: Net income attributable to noncontrolling interest	—	0.2	0.1	0.1

Net loss attributable to Ryerson Holding Corporation	$(0.9)	$(25.0)	$(20.6)	$(61.4)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(20.5)	$(61.3)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32.2	27.9
Deferred income taxes	—	50.0
Provision for allowances, claims and doubtful accounts	3.6	1.7
Noncash interest expense related to debt discount amortization	30.2	21.9
Impairment charge on fixed assets	4.7	1.2
Restructuring and other charges	1.3	—
Gain on bargain purchase	(5.8)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(131.1)	(187.6)
Inventories	0.3	(100.1)
Other assets	(0.4)	5.8
Accounts payable	9.8	122.3
Accrued liabilities	—	20.1
Accrued taxes payable/receivable	11.4	(39.5)
Deferred employee benefit costs	(37.2)	(38.5)
Other items	0.1	(0.7)

Net adjustments	(80.9)	(115.5)

Net cash used in operating activities	(101.4)	(176.8)

Investing activities:
Acquisitions, net of cash acquired	(19.7)	(12.0)
Decrease in restricted cash	16.1	0.5
Capital expenditures	(30.3)	(19.9)
Proceeds from sales of property, plant and equipment	7.6	4.4
Other	—	(14.8)

Net cash used in investing activities	(26.3)	(41.8)

Financing activities:
Long term debt issued	—	220.2
Repayment of debt	(7.7)	(10.6)
Proceeds from credit facility borrowings	—	180.0
Repayment of credit facility borrowings	—	(180.0)
Net proceeds / (repayments) of credit facility borrowings	106.6	155.0
Purchase of subsidiary shares from noncontrolling interest	—	(17.5)
Debt issuance costs	(15.8)	(5.7)
Net increase in book overdrafts	19.3	23.9
Dividends paid	—	(213.8)

Net cash provided by financing activities	102.4	151.5

Net decrease in cash and cash equivalents	(25.3)	(67.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	3.1

Net change in cash and cash equivalents	(24.1)	(64.0)
Cash and cash equivalents—beginning of period	62.6	115.0

Cash and cash equivalents—end of period	$38.5	$51.0

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$42.9	$37.9
Income taxes, net	0.6	0.1

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38.5	$62.6
Restricted cash	5.9	15.6
Receivables less provision for allowances, claims and doubtful accounts of $9.3 and $8.7, respectively	629.1	497.9
Inventories	795.9	783.4
Prepaid expenses and other current assets	50.0	57.8

Total current assets	1,519.4	1,417.3
Property, plant, and equipment, at cost	596.0	583.4
Less: Accumulated depreciation	125.4	104.2

Property, plant and equipment, net	470.6	479.2
Deferred income taxes	42.7	47.1
Other intangible assets	18.5	16.2
Goodwill	72.5	73.3
Deferred charges and other assets	30.7	20.4

Total assets	$2,154.4	$2,053.5

Liabilities
Current liabilities:
Accounts payable	$319.3	$287.5
Salaries, wages and commissions	39.5	43.2
Deferred income taxes	133.8	135.7
Other accrued liabilities	67.1	49.6
Short-term debt	52.5	26.7
Current portion of deferred employee benefits	15.7	15.8

Total current liabilities	627.9	558.5
Long-term debt	1,287.9	1,184.6
Deferred employee benefits	443.0	482.3
Taxes and other credits	11.7	10.6

Total liabilities	2,370.5	2,236.0

Commitments and contingencies

Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares issued at 2011 and 2010	—	—
Capital in excess of par value	224.9	224.9
Accumulated deficit	(294.0)	(273.4)
Accumulated other comprehensive loss	(151.4)	(138.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(220.5)	(186.7)
Noncontrolling interest	4.4	4.2

Total equity (deficit)	(216.1)	(182.5)

Total liabilities and equity	$2,154.4	$2,053.5

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

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2011	2010	2011	2010
Carbon Steel Flat	28%	29%	27%	29%
Carbon Steel Plate	11	9	11	8
Carbon Steel Long	11	9	10	9
Stainless Steel Flat	17	21	19	21
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	3	4	3
Aluminum Flat	15	15	14	15
Aluminum Plate	3	3	4	3
Aluminum Long	4	3	3	4
Other	3	4	4	4

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles(“GAAP”) in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the 2011 presentation.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance prospectively on January 1, 2011. The Company does not have any reporting units with zero or negative carrying amounts as of September 30, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted this guidance prospectively on January 1, 2011. The adoption did not have an impact on our financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). Under ASU 2011-05, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements, but requires a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of this accounting guidance.

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80),” (“ASU 2011-09”) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. We have reviewed our level of participation in multiemployer plans and determined that the impact of adopting this guidance is not material to our financial statements. The Company anticipates that the adoption of this standard will expand our consolidated financial statement footnote disclosures.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011	December 31, 2010
	(In millions)
In process and finished products	$795.9	$783.4

If current cost had been used to value inventories, such inventories would have been $54 million higher than reported at September 30, 2011. If current cost had been used to value inventories, such inventories would have been $20 million lower than reported at December 31, 2010. Approximately 87% and 86% of inventories are accounted for under the LIFO method at September 30, 2011 and December 31, 2010, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

During the nine months ended September 30, 2011, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2011 purchases, the effect of which decreased cost of materials sold by approximately $3.8 million.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $72.5 million at September 30, 2011. Pursuant to ASC 350, “Intangibles—Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2010 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

The transaction resulted in a bargain purchase primarily due to the fair value of acquired intangible assets and higher inventory valuation related to rising metals prices. The gain is included in other income and (expense), net in the Statement of Operations. The Company has recognized $0.4 million in acquisition-related fees, which is included in Warehousing, delivery, selling, general and administrative expenses in the statement of operations.

Included in the first nine months of 2011 financial results is $26.7 million of revenue and $7.8 million (includes the $5.8 million bargain purchase gain) of net income from Singer since the acquisition date.

The following unaudited pro forma information presents consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 as if the acquisition of Singer on March 14, 2011 had occurred January 1, 2010:

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Net sales	$1,218.8	$1,044.0	$3,705.8	$2,961.0
Net loss attributable to Ryerson Holding Corporation	(0.9)	(25.2)	(27.3)	(61.1)

The 2011 supplemental pro forma net loss was adjusted to exclude the $5.8 million bargain purchase gain realized in 2011 as it is a nonrecurring item.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In millions)
Ryerson Secured Credit Facility	$553.5	$457.3
12% Senior Secured Notes due 2015	368.7	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
14 1/2% Senior Discount Notes due 2015	483.0	483.0
8 1/4% Senior Notes due 2011	4.1	4.1
Foreign debt	29.9	19.7

Total debt	1,542.1	1,443.2

Less:
Unamortized discount on Ryerson Holding Notes	201.7	231.9
Short-term credit facility borrowings	18.5	2.9
8 1/4% Senior Notes due 2011	4.1	4.1
Foreign debt	29.9	19.7

Total long-term debt	$1,287.9	$1,184.6

Ryerson Credit Facility

On March 14, 2011, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At September 30, 2011, Ryerson had $553.5 million of outstanding borrowings, $25 million of letters of credit issued and $366 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.1 percent at September 30, 2011 and December 31, 2010, respectively.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At September 30, 2011, the accreted value of the Ryerson Holding Notes was $281.3 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

At September 30, 2011, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first nine months of 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of operations.

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

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2011, $4.1 million of the 8  1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

At September 30, 2011, Ryerson China’s total foreign borrowings were $29.9 million, of which, $27.1 million was owed to banks in Asia at a weighted average interest rate of 6.3% secured by inventory and property, plant and equipment. Ryerson China also owed $2.8 million at September 30, 2011 to other parties at a weighted average interest rate of 0.7%. At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $15 million and $14 million at September 30, 2011 and December 31, 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $10 million and $7 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2011 and 2010 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$—	$—	$—
Interest cost	11	10	3	3
Expected return on assets	(12)	(11)	—	—
Recognized actuarial net (gain) loss	2	2	(2)	(1)

Net periodic benefit cost	$2	$1	$1	$2

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$2	$1	$1
Interest cost	32	32	7	7
Expected return on assets	(35)	(35)	—	—
Recognized actuarial net (gain) loss	5	5	(4)	(3)

Net periodic benefit cost	$4	$4	$4	$5

Contributions

The Company has contributed $34.3 million to the pension plan fund through the nine months ended September 30, 2011 and anticipates that it will have a minimum required pension contribution funding of approximately $9.7 million for the remaining three months of 2011.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of September 30, 2011 and December 31, 2010:

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	—	—	—	—	—	—	Other accrued liabilities	$0.8
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	—	—	—	—	Other accrued liabilities	0.3
Commodity contracts	—	—	Prepaid expenses and other current assets	$0.7	Other accrued liabilities	$1.3	Other accrued liabilities	0.1

Total derivatives		$0.3		$0.7		$1.3		$1.2

The Company’s interest rate forward contracts had a notional amount of $100 million as of December 31, 2010. The interest rate forward contract expired in July 2011. As of September 30, 2011 and December 31, 2010, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $6.4 million and $7.1 million, respectively. As of September 30, 2011 and December 31, 2010, the Company had 289 tons and 1,345 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company entered into a natural gas price swap during 2010, which had a notional amount of 225,000 million British thermal units (“mmbtu”) as of December 31, 2010. The natural gas contract expired in March 2011. The Company entered into a hot roll steel coil option contract in 2010 related to forecasted purchases, which had a notional amount of 2,325 tons as of December 31, 2010. The hot roll steel coil contract expired in May 2011. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 169 tons and 64 tons as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		(In millions)
Interest rate contracts	Interest and other expense on debt	$—	$(0.3)	$—	$(1.1)

Foreign exchange contracts	Other income and (expense), net	0.6	(0.3)	0.6	(0.2)

Metal commodity contracts	Cost of materials sold	(1.4)	—	(2.2)	(0.2)

Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	—	(0.1)	(0.1)	(0.1)

Total		$(0.8)	$(0.7)	$(1.7)	$(1.6)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011:

	At September 30, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$13.1	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investments	$12.0	$—	$—

Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.3	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$1.3	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$18.1	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investments	$20.2	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.7	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$0.8	$—
Foreign exchange contracts	—	0.3	—
Commodity contracts	—	0.1	—

Total liability derivatives	$—	$1.2	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the New York Mercantile Exchange for the commodity on the valuation date. The Company also had an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations prior to its expiration on July 15, 2011. The interest rate swap had a notional amount of $100 million and fixed a portion of our interest payments at an interest rate of 1.59%. The interest rate swap was valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$38.5	$38.5	$62.6	$62.6
Receivables less provision for allowances, claims and doubtful accounts	629.1	629.1	497.9	497.9
Accounts payable	319.3	319.3	287.5	287.5
Long-term debt, including current portion	1,340.4	1,251.8	1,211.3	1,206.2

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

Assets Held for Sale

The Company had $16.6 million and $14.3 million of assets held for sale, classified within other current assets, as of September 30, 2011 and December 31, 2010, respectively. The Company recorded $4.7 million and $1.2 million of impairment charges in the nine months ended September 30, 2011 and 2010, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment—Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2011:

	September 30, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets—assets held for sale	$—	$16.6	$—

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

The Company’s available-for-sale securities as of September 30, 2011 can be summarized as follows:

	At September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(2.8)	$12.0

There is no maturity date for these investments and there have been no sales during the nine months ended September 30, 2011.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Holding Corporation Stockholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at December 31, 2010	5,000	$—	$224.9	$(273.4)	$(6.6)	$(137.0)	$5.4	$4.2	$(182.5)
Net income (loss)	—	—	—	(20.6)	—	—	—	0.1	(20.5)
Foreign currency translation	—	—	—	—	(5.9)	—	—	0.1	(5.8)
Benefit plan liabilities—adjustment for recognition of prior service cost and net loss, net of tax provision of $0.1	—	—	—	—	—	0.9	—	—	0.9
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	(8.2)	—	(8.2)

Balance at September 30, 2011	5,000	$—	$224.9	$(294.0)	$(12.5)	$(136.1)	$(2.8)	$4.4	$(216.1)

The following sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Net loss	$(0.9)	$(24.8)	$(20.5)	$(61.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12.0)	6.0	(5.8)	4.3
Benefit plan liabilities—adjustment for recognition of prior service cost and net loss, net of tax provision of $0.1 in 2011 and tax provision of $0.4 in 2010	0.3	0.2	0.9	0.7
Unrealized gain (loss) on available-for-sale investment, net of tax benefit of $0.1 in 2010	(6.3)	(0.4)	(8.2)	(0.2)

Total comprehensive loss	(18.9)	(19.0)	(33.6)	(56.5)
Less: Comprehensive income attributable to noncontrolling interest	—	—	0.2	0.2

Comprehensive loss attributable to Ryerson Holding Corporation	$(18.9)	$(19.0)	$(33.8)	$(56.7)

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first nine months of 2011 and 2010 was $3.8 million.

We declared and paid a dividend of $213.8 million to our common stockholders on January 29, 2010.

NOTE 12: INCOME TAXES

For the three months ended September 30, 2011, the Company recorded income tax expense from operations of $3.5 million compared to $5.6 million in the prior year. The $3.5 million income tax expense in the third quarter of 2011 primarily represents a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and US state income tax expense. The $5.6 million tax expense in the third quarter of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets.

For the nine months ended September 30, 2011, the Company recorded income tax expense of $10.1 million compared to $11.9 million in the prior year. The $10.1 million tax expense in the first nine months of 2011 primarily represents a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and US state income tax expense less a release of valuation allowance due to the recognition of deferred tax liabilities related to the acquisition of Singer during the period. The $11.9 million income tax expense in the first nine months of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense.

In accordance with ASC 740, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, cash flows and the nature and timing of future deductions and benefits represented by the deferred tax assets. As a result of U.S. pre-tax losses incurred in periods leading up to the second quarter of 2009, we were unable to rely on the positive evidence of projected future income to support all deferred tax assets. After considering both the positive and negative evidence available at the end of the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $144.0 million and $136.6 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 13: SUBSEQUENT EVENTS

In October 2011, the Company implemented a reorganization plan that reduced headcount by approximately 400 employees resulting in an estimated restructuring charge of $10 million to $12 million, which will be recorded in the fourth quarter. The Company reduced headcount in a continued effort to decentralize functions to its regions as well as to execute management’s strategy of focusing on long and fabricated product sales.

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

Results of Operations—Comparison of Third Quarter 2011 to Third Quarter 2010

	Three Months Ended September 30, 2011	% of Net Sales	Three Months Ended September 30, 2010	% of Net Sales
	($ in millions)
Net sales	$1,218.8	100.0%	$1,031.7	100.0%
Cost of materials sold	1,045.1	85.7	892.6	86.5

Gross profit	173.7	14.3	139.1	13.5
Warehousing, delivery, selling, general and administrative expenses	138.2	11.4	128.6	12.5
Restructuring and other charges	0.4	—	—	—
Impairment charge on fixed assets	2.2	0.2	0.2	—

Operating profit	32.9	2.7	10.3	1.0
Other expenses	(30.3)	(2.5)	(29.5)	(2.9)

Income (loss) before income taxes	2.6	0.2	(19.2)	(1.9)
Provision for income taxes	3.5	0.3	5.6	0.5

Net loss	(0.9)	(0.1)	(24.8)	(2.4)
Less: Net income attributable to noncontrolling interest	—	—	0.2	—

Net loss attributable to Ryerson Holding Corporation	$(0.9)	(0.1)%	$(25.0)	(2.4)%

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2011 and 2010:

	Three Months Ended September 30,
Product Line	2011	2010
Carbon Steel Flat	28%	29%
Carbon Steel Plate	11	9
Carbon Steel Long	11	9
Stainless Steel Flat	17	21
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	15	15
Aluminum Plate	3	3
Aluminum Long	4	3
Other	3	4

Total	100%	100%

Net sales. Revenue for the third quarter of 2011 increased 18.1% from the same period a year ago to $1,218.8 million. Tons sold for the third quarter of 2011 increased 3.9% from the third quarter of 2010 reflecting improvement in market conditions. Tons sold in the third quarter of 2011 increased across the majority of our products compared to the year-ago quarter. Average selling price increased 13.6% against the price levels in the third quarter of 2010, as metals prices increased across carbon steel, stainless steel and aluminum products with the largest increases in our carbon steel long and carbon steel plate product lines.

Cost of materials sold. Cost of materials sold increased 17.1% to $1,045.1 million in the third quarter of 2011 compared to $892.6 million in the third quarter of 2010. The increase in cost of materials sold in 2011 compared to 2010 is due to an increase in the average cost of materials sold per ton and to the increase in tons sold. The average cost of materials sold per ton increased to $1,716 in 2011 from $1,524 in 2010. The average cost of materials sold for our carbon steel long and carbon steel plate product lines increased more than our other products, in line with the change in average selling price per ton. During the third quarter of 2011, LIFO income was $7.4 million compared to LIFO expense of $2.6 million in the third quarter of 2010.

Gross profit. Gross profit increased by $34.6 million to $173.7 million in the third quarter of 2011. Gross profit as a percent of sales in the third quarter of 2011 increased to 14.3% from 13.5% in the third quarter of 2010. While our cost of material sold increased in the third quarter of 2011 as compared to the third quarter of 2010, our revenue increased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses increased by $12.0 million to $140.8 million in the third quarter of 2011 from $128.8 million in the third quarter of 2010. The increase was primarily due to higher salaries and wages of $3.1 million, higher delivery expenses of $2.7 million, the $2.0 million increase in the impairment charge on fixed assets recorded in the third quarter of 2011 as compared to the third quarter of 2010, higher professional fees of $1.8 million and higher workers’ compensation expenses of $1.4 million. On a per ton basis, third quarter of 2011 operating expenses increased to $231 per ton from $219 per ton in the third quarter of 2010.

Operating profit. For the third quarter of 2011, the Company reported an operating profit of $32.9 million, or $54 per ton, compared to $10.3 million, or $18 per ton, in the third quarter of 2010, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $31.4 million in the third quarter of 2011 from $27.6 million in the third quarter of 2010, primarily due to a higher level of borrowing on our credit facility to support increased working capital requirements as tons shipped and material prices increased and an increase in the interest rate on the Ryerson Holding Notes due 2014. Other income and (expense), net was income of $1.1 million in the third quarter of 2011 as compared to expense of $1.9 million in the same period a year ago. The third quarter of 2011 income related primarily to foreign exchange gains related to our Canadian operations. The third quarter of 2010 loss related primarily to foreign exchange losses related to our Canadian operations.

Provision for income taxes. In the third quarter of 2011, the Company recorded income tax expense of $3.5 million compared to income tax expense of $5.6 million in the third quarter of 2010. The $3.5 million tax expense in the third quarter of 2011 primarily represents a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and US state income tax expense. During the third quarter of 2010, the $5.6 million tax expense primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s federal income tax return and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets.

Results of Operations—Comparison of First Nine Months 2011 to First Nine Months 2010

	Nine Months Ended September 30, 2011	% of Net Sales	Nine Months Ended September 30, 2010	% of Net Sales
Net sales	$3,694.8	100.0%	$2,923.4	100.0%
Cost of materials sold	3,200.5	86.6	2,517.9	86.1

Gross profit	494.3	13.4	405.5	13.9
Warehousing, delivery, selling, general and administrative expenses	413.2	11.2	374.7	12.8
Restructuring and other charges	1.3	0.1	—	—
Gain on insurance settlement	—	—	(2.6)	(0.1)
Impairment charge on fixed assets	4.7	0.1	1.2	0.1

Operating profit	75.1	2.0	32.2	1.1
Other expenses	(85.5)	(2.3)	(81.6)	(2.8)

Loss before income taxes	(10.4)	(0.3)	(49.4)	(1.7)
Provision for income taxes	10.1	0.3	11.9	0.4

Net loss	(20.5)	(0.6)	(61.3)	(2.1)
Less: Net income attributable to noncontrolling interest	0.1	—	0.1	—

Net loss attributable to Ryerson Holding Corporation	$(20.6)	(0.6)%	$(61.4)	(2.1)%

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2011 and 2010:

	Nine Months Ended September 30,
Product Line	2011	2010
Carbon Steel Flat	27%	29%
Carbon Steel Plate	11	8
Carbon Steel Long	10	9
Stainless Steel Flat	19	21
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	14	15
Aluminum Plate	4	3
Aluminum Long	3	4
Other	4	4

Total	100%	100%

Net sales. Revenue for the first nine months of 2011 increased 26.4% from the same period a year ago to $3,694.8 million. Tons sold for the first nine months of 2011 increased 12.2% from the first nine months of 2010 reflecting improvement in market conditions. Tons sold in the first nine months of 2011 increased across all products compared to the same period a year ago. Average selling price increased 12.7% against the price levels in the first nine months of 2010, primarily due to increases in average selling price in stainless steel product lines and carbon steel plate and carbon steel long product lines.

Cost of materials sold. Cost of materials sold increased 27.1% in the first nine months of 2011 to $3,200.5 million compared to $2,517.9 million for the same period in 2010. The increase in cost of materials sold in 2011 compared to 2010 is due to the increase in tons sold and an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,684 in 2011 from $1,486 in 2010 primarily due to increased stainless steel, carbon steel plate and carbon steel long product costs, in line with the changes in average selling price per ton. During the first nine months of 2011, LIFO expense was $74.0 million compared to LIFO expense of $50.6 million in the first nine months of 2010. During the first nine months of 2011, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2011 purchases, the effect of which decreased cost of materials sold by approximately $3.8 million in the first nine months of 2011.

Gross profit. Gross profit increased by $88.8 million to $494.3 million in the first nine months of 2011. Gross profit per ton increased to $260 per ton in the first nine months of 2011 from $239 per ton in the year-ago period due to the greater increase in average selling price relative to the increase in average cost of materials sold. Gross profit as a percent of sales in the first nine months of 2011 decreased to 13.4% from 13.9% a year ago. While revenue increased in the first nine months of 2011 as compared to the first nine months of 2010, our cost of material sold increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $45.9 million to $419.2 million in the first nine months of 2011 from $373.3 million in the first nine months of 2010. The increase was primarily due to higher employee costs related to salaries and wages of $13.4 million and increased bonus and commission expenses of $2.5 million in addition to higher delivery expenses of $10.4 million, higher facility costs of $7.8 million, higher expenses at our China operations of $3.7 million, higher impairment charges on fixed assets of $3.5 million, higher professional fees of $3.3 million and the gain on insurance settlement of $2.6 million in the first nine months of 2010. On a per ton basis, first nine months of 2011 operating expenses increased to $221 per ton from $220 per ton in the first nine months of 2010.

Operating profit. For the first nine months of 2011, the Company reported an operating profit of $75.1 million, or $39 per ton, compared to $32.2 million, or $19 per ton, in the first nine months of 2010, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $91.7 million in the first nine months of 2011 from $79.6 million in the first nine months of 2010, primarily due to the increased interest expense associated with our Ryerson Holding Notes which were issued on January 29, 2010 and an increase in the interest rate on the Ryerson Holding Notes. In addition, interest expense increased due to a higher level of borrowing on our credit facility to support increased working capital requirements as tons shipped and material prices increased and to recording a charge of $1.1 million in the first quarter of 2011 to write off debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility. Other income and (expense), net was income of $6.2 million in the first nine months of 2011 as compared to a charge of $2.0 million in the same period a year ago. The first nine months of 2011 income included a $5.8 million bargain purchase gain on our acquisition of Singer.

Provision for income taxes. In the first nine months of 2011, the Company recorded income tax expense of $10.1 million compared to $11.9 million in the first nine months of 2010. The $10.1 million tax expense in the first nine months of 2011 primarily represents a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and US state income tax expense less a release of valuation allowance due to the recognition of deferred tax liabilities related to the acquisition of Singer during the period. The $11.9 million income tax expense in the first nine months of 2010 primarily related to adjustments to deferred tax balances to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense.

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

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2011	2010
	(In millions)
Net cash used in operating activities	$(101.4)	$(176.8)
Net cash used in investing activities	(26.3)	(41.8)
Net cash provided by financing activities	102.4	151.5
Effect of exchange rates on cash and cash equivalents	1.2	3.1

Net decrease in cash and cash equivalents	$(24.1)	$(64.0)

The Company had cash and cash equivalents at September 30, 2011 of $38.5 million, compared to $62.6 million at December 31, 2010. The Company had $1,340 million and $1,211 million of total debt outstanding and a debt-to-capitalization ratio of 119% and 118% at September 30, 2011 and December 31, 2010, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $420 million at September 30, 2011 versus $394 million at December 31, 2010. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2011	December 31, 2010
	(In millions)
Cash and cash equivalents	$39	$63
Availability on Ryerson Credit Facility and foreign debt facilities	381	331

Total liquidity	$420	$394

Of the total cash and cash equivalents, as of September 30, 2011, $14.5 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

Net cash used by operating activities of $101.4 million in the first nine months of 2011 was primarily due to an increase in accounts receivable of $131.1 million reflecting higher net sales in the first nine months of 2011 offset by a decrease in accounts payable of $9.8 million and a decrease in accrued taxes payable of $11.4 million.

Capital expenditures during the first nine months of 2011 totaled $30.3 million compared to $19.9 million in the first nine months of 2010. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $7.6 million and $4.4 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The Company made acquisitions in the first nine months of 2011 and 2010, resulting in a cash outflow of $19.7 million and $12.0 million, respectively.

Net cash provided by financing activities in the first nine months of 2011 was $102.4 million compared to $151.5 million in the first nine months of 2010. Net cash provided by financing activities in the first nine months of 2011 and 2010 was primarily related to increased credit facility borrowings to finance accounts receivable related to higher sales in 2011 and 2010, respectively.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash used in operating activities, total debt, less unamortized discount in the Condensed Consolidated Balance Sheet increased to $1,340.4 million at September 30, 2011 from $1,211.3 million at December 31, 2010.

Total debt outstanding as of September 30, 2011 consisted of the following amounts: $553.5 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $368.7 million under the 2015 Notes, $281.3 million under the Ryerson Holding Notes, $29.9 million of foreign debt and $4.1 million under the 2011 Notes. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On March 14, 2011, Ryerson Inc. amended and restated its $1.35 billion revolving credit facility agreement which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes, if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes, if the 2015 Notes are then outstanding. At September 30, 2011, Ryerson had $553.5 million of outstanding borrowings, $25 million of letters of credit issued and $366 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.1 percent at September 30, 2011 and December 31, 2010, respectively.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At September 30, 2011, the accreted value of the Ryerson Holding Notes was $281.3 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

At September 30, 2011, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first nine months of 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of operations.

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

Foreign Debt

At September 30, 2011, Ryerson China’s total foreign borrowings were $29.9 million, of which, $27.1 million was owed to banks in Asia at a weighted average interest rate of 6.3% secured by inventory and property, plant and equipment. Ryerson China also owed $2.8 million at September 30, 2011 to other parties at a weighted average interest rate of 0.7%. At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $15 million and $14 million at September 30, 2011 and December 31, 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $10 million and $7 million at September 30, 2011 and December 31, 2010, respectively.

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2011, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Pension Funding

At December 31, 2010, pension liabilities exceeded plan assets by $306 million. The Company anticipates that it will have a minimum required pension contribution of approximately $44 million in 2011 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2011, the Company has made $34 million in pension contributions, and anticipates an additional $10 million contribution in the remaining three months of 2011. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2011.

Contractual Obligations

The following table presents contractual obligations at September 30, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	369	—	—	369	—
Senior Discount Notes	483	—	—	483	—
Other Long Term Notes	4	4	—	—	—
Ryerson Credit Facility	554	—	—	554	—
Foreign Debt	30	30	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	260	67	133	60	—
Purchase Obligations (3)	44	44	—	—	—
Capital Leases	1	—	1	—	—
Operating Leases	101	19	31	20	31

Total	$1,949	$164	$165	$1,589	$31

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,252 million at September 30, 2011 and $1,206 million at December 31, 2010 as compared with the carrying value of $1,340 million and $1,211 million at September 30, 2011 and December 31, 2010, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2011 by approximately $5.0 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $6.4 million outstanding at September 30, 2011 and an asset value of $0.3 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of September 30, 2011, we had 289 tons of nickel futures or option contracts and 169 tons of aluminum price swaps outstanding with a liability value of $1.3 million and a value of zero, respectively.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2011.

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

Date: November 2, 2011