Form 10-Q
period 2012-06-30
Ryerson Holding Corp
filed 2012-07-31
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 30, 2012 there were 5,000,000 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,090.6	$1,289.0	$2,212.2	$2,476.0
Cost of materials sold	906.6	1,125.1	1,837.4	2,155.4

Gross profit	184.0	163.9	374.8	320.6
Warehousing, delivery, selling, general and administrative	131.5	139.8	263.0	275.0
Restructuring and other charges	—	0.6	—	0.9
Impairment charge on fixed assets	0.9	2.5	0.9	2.5

Operating profit	51.6	21.0	110.9	42.2
Other income and (expense), net	0.8	(0.6)	0.5	5.1
Interest and other expense on debt	(32.6)	(30.6)	(64.1)	(60.3)

Income (loss) before income taxes	19.8	(10.2)	47.3	(13.0)
Provision for income taxes	4.4	7.8	7.0	6.6

Net income (loss)	15.4	(18.0)	40.3	(19.6)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	—	(0.3)	0.1

Net income (loss) attributable to Ryerson Holding Corporation	$15.6	$(18.0)	$40.6	$(19.7)

Comprehensive income (loss)	$8.9	$(18.2)	$41.6	$(14.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.6)	0.1	(0.7)	0.2

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$9.5	$(18.3)	$42.3	$(14.9)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$40.3	$(19.6)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22.8	21.6
Deferred income taxes	(0.8)	1.3
Provision for allowances, claims and doubtful accounts	0.6	3.2
Noncash interest expense related to debt discount amortization	24.4	19.4
Impairment charge on fixed assets	0.9	2.5
Restructuring and other charges	—	0.9
Gain on bargain purchase	—	(5.8)
Other items	0.9	0.3
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(19.7)	(175.0)
Inventories	(75.5)	(0.6)
Other assets	(1.1)	(1.8)
Accounts payable	39.3	(2.0)
Accrued liabilities	(8.9)	(7.0)
Accrued taxes payable/receivable	1.2	6.8
Deferred employee benefit costs	(22.8)	(19.6)

Net adjustments	(38.7)	(155.8)

Net cash provided by (used in) operating activities	1.6	(175.4)

Investing activities:
Acquisitions, net of cash acquired	(1.5)	(19.7)
Decrease in restricted cash	1.0	16.8
Capital expenditures	(25.9)	(19.1)
Investment in joint venture	(2.9)	—
Increase in cash due to consolidation of joint venture	3.0	—
Proceeds from sales of property, plant and equipment	8.5	6.6

Net cash used in investing activities	(17.8)	(15.4)

Financing activities:
Net proceeds / (repayments) of credit facility borrowings	(8.5)	172.1
Credit facility issuance costs	—	(15.8)
Net increase / (decrease) in book overdrafts	(2.8)	17.6

Net cash provided by (used in) financing activities	(11.3)	173.9

Net decrease in cash and cash equivalents	(27.5)	(16.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	1.1

Net change in cash and cash equivalents	(27.8)	(15.8)
Cash and cash equivalents—beginning of period	61.7	62.6

Cash and cash equivalents—end of period	$33.9	$46.8

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$35.8	$35.0
Income taxes, net	7.0	(0.5)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.9	$61.7
Restricted cash	4.3	5.3
Receivables less provision for allowances, claims and doubtful accounts of $7.6 and $7.7, respectively	534.3	513.9
Inventories	809.2	732.4
Prepaid expenses and other current assets	37.5	41.0

Total current assets	1,419.2	1,354.3
Property, plant, and equipment, at cost	630.6	611.1
Less: Accumulated depreciation	148.0	131.4

Property, plant and equipment, net	482.6	479.7
Deferred income taxes	36.9	37.2
Other intangible assets	60.4	62.2
Goodwill	96.5	96.3
Deferred charges and other assets	26.0	28.7

Total assets	$2,121.6	$2,058.4

Liabilities
Current liabilities:
Accounts payable	$282.5	$245.1
Salaries, wages and commissions	37.2	40.2
Deferred income taxes	131.8	132.5
Other accrued liabilities	54.2	62.7
Short-term debt	36.3	52.0
Current portion of deferred employee benefits	15.2	15.2

Total current liabilities	557.2	547.7
Long-term debt	1,298.1	1,264.2
Deferred employee benefits	478.7	502.9
Taxes and other credits	11.7	11.2

Total liabilities	2,345.7	2,326.0
Commitments and contingencies
Redeemable noncontrolling interest	1.4	—
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Common stock, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares issued at 2012 and 2011	—	—
Capital in excess of par value	224.9	224.9
Accumulated deficit	(240.9)	(281.5)
Accumulated other comprehensive loss	(213.0)	(214.7)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(229.0)	(271.3)
Noncontrolling interest	3.5	3.7

Total equity (deficit)	(225.5)	(267.6)

Total liabilities and equity	$2,121.6	$2,058.4

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

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2012	2011	2012	2011
Carbon Steel Flat	25%	28%	24%	27%
Carbon Steel Plate	13	11	13	11
Carbon Steel Long	14	10	15	9
Stainless Steel Flat	15	18	15	19
Stainless Steel Plate	4	4	4	5
Stainless Steel Long	4	4	4	4
Aluminum Flat	14	14	15	14
Aluminum Plate	4	4	4	4
Aluminum Long	4	3	4	3
Other	3	4	2	4

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have adopted this pronouncement for our fiscal year beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011- 5” which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments. The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012	December 31, 2011
	(In millions)
In process and finished products	$809.2	$732.4

If current cost had been used to value inventories, such inventories would have been $12 million and $29 million higher than reported at June 30, 2012 and December 31, 2011, respectively. Approximately 86% and 88% of inventories are accounted for under the LIFO method at June 30, 2012 and December 31, 2011, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

During the six months ended June 30, 2011, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2011 purchases, the effect of which decreased cost of materials sold by approximately $5.8 million.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $96.5 million at June 30, 2012. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2011. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

Included in the six months ended June 30, 2011 financial results is $15.8 million of revenue and $6.9 million (includes the $5.8 million bargain purchase gain) of net income from Singer since the acquisition date.

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

Ryerson acquired Turret for a cash purchase price of $78.8 million, plus assumption of approximately $6.5 million of debt on the acquisition date. A total of $1.5 million of the $78.8 million cash purchase price was held back and was paid to the seller in June 2012. The terms of the agreement also include deferred cash consideration payouts, totaling a maximum of $36.0 million over a period of 5 years, which are contingent on the seller’s continued employment with Ryerson as well as the financial performance of Turret. The deferred cash consideration will be recognized as compensation expense and recorded as it is incurred over the five year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company used a third-party valuation firm to estimate the fair values of the property, plant and equipment and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals.

At December 9, 2011
(In millions)
Cash	$1.8
Accounts receivable	12.0
Inventory	26.7
Property, plant, and equipment	2.9
Intangible assets	45.1
Goodwill	25.1
Other assets	1.2

Total identifiable assets acquired	114.8

Current liabilities	17.5
Deferred tax liabilities	18.5

Total liabilities assumed	36.0

Net assets acquired	$78.8

The fair value of accounts receivables acquired was $12.0 million, with a gross amount of $12.4 million. The Company expects $0.4 million to be uncollectible.

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

The following unaudited pro forma information presents consolidated results of operations for the three and six months ended June 30, 2012 and 2011 as if the acquisitions of Singer and Turret on March 14, 2011 and December 9, 2011, respectively, had occurred on January 1, 2011:

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net sales	$1,090.6	$1,324.9	$2,212.2	$2,557.0
Net income (loss) attributable to Ryerson Holding Corporation	15.6	(15.4)	40.6	(21.0)

The 2011 supplemental pro forma net income (loss) was adjusted to exclude the $5.8 million Singer bargain purchase gain realized in 2011 as it is a nonrecurring item.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In millions)
Ryerson Secured Credit Facility	$521.0	$520.0
12% Senior Secured Notes due 2015	368.7	368.7
Floating Rate Senior Secured Notes due 2014	102.9	102.9
14 1/2 % Senior Discount Notes due 2015	483.0	483.0
Foreign debt	24.8	32.0

Total debt	1,500.4	1,506.6
Less:
Unamortized discount on Ryerson Holding Notes	166.0	190.4
Short-term credit facility borrowings	11.7	20.0
Short-term foreign debt	24.6	32.0

Total long-term debt	$1,298.1	$1,264.2

Ryerson Credit Facility

On March 14, 2011, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) to, among other things, extend the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At June 30, 2012, Ryerson had $521.0 million of outstanding borrowings, $22 million of letters of credit issued and $279 million available under the $1.35 billion Ryerson Credit Facility compared to $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available at December 31, 2011. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.4 percent at June 30, 2012 and December 31, 2011, respectively.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2 % Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increased by an additional 0.50% (to 17.00%) on May 1, 2012 and will continue at such rate until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At June 30, 2012, the accreted value of the Ryerson Holding Notes was $317.0 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of Ryerson’s existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility). At June 30, 2012, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

Foreign Debt

At June 30, 2012, Ryerson China’s total foreign borrowings were $23.9 million, which was owed to banks in Asia at a weighted average interest rate of 5.4% secured by inventory and property, plant and equipment. At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. At June 30, 2012, Açofran’s total foreign borrowings were $0.9 million, of which $0.8 million was owed to foreign banks at a weighted average interest rate of 11.7% and $0.1 million was owed to other parties at a weighted average interest rate of zero percent.

Availability under the foreign credit lines was $22 million at June 30, 2012 and December 31, 2011. Letters of credit issued by our foreign subsidiaries totaled $10 million and $6 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and six month periods ended June 30, 2012 and 2011 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	10	10	2	2
Expected return on assets	(11)	(11)	—	—
Recognized actuarial net (gain) loss	4	2	(2)	(1)

Net periodic benefit cost	$3	$1	$—	$2

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$1
Interest cost	20	21	4	4
Expected return on assets	(22)	(23)	—	—
Recognized actuarial net (gain) loss	6	3	(4)	(2)

Net periodic benefit cost	$5	$2	$—	$3

Contributions

The Company has contributed $21.2 million to the pension plan fund through the six months ended June 30, 2012 and anticipates that it will have a minimum required pension contribution funding of approximately $30 million for the remaining six months of 2012.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.) . That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. The defendants have filed a post-trial motion seeking, among other things, judgment notwithstanding the jury’s verdict or a new trial on liability and damages. A basis for that motion is our belief that the jury erred in its determination that three of the defendants were engaged in a joint venture. It is our position that each party at all times was operating independently and at no time was a joint venture ever formed. That motion is fully briefed and pending before the court. In consultation with its insurance carriers, JT Ryerson intends to vigorously contest the verdict and is evaluating all of its alternatives, including a possible appeal of the jury’s verdict to the Illinois Appellate Court. At this time, the Company cannot predict the likely outcome of this matter or estimate a range of potential loss, if any.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of June 30, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	—	—	—	—	Other accrued liabilities	—	Other accrued liabilities	$0.1
Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$1.0	Other accrued liabilities	1.0

Total derivatives		$—		$0.1		$1.0		$1.1

As of June 30, 2012 and December 31, 2011, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $3.0 million and $4.9 million, respectively. As of June 30, 2012 and December 31, 2011, the Company had 128 tons and 276 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company had 5,780 tons of hot roll steel coil option contracts related to forecasted purchases as of June 30, 2012 and December 31, 2011. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 997 tons and 1,210 tons as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three and six months ended June 30, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$0.1	$0.1	$0.1	$—
Metal commodity contracts	Cost of materials sold	(0.2)	(0.7)	(0.1)	(0.8)
Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	—	—	—	(0.1)

Total		$(0.1)	$(0.6)	$—	$(0.9)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012:

	At June 30, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$8.2	$—	$—
Money market mutual fund	1.9	—	—

Total cash equivalents	$10.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$11.7	$—	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$1.0	$—

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

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	At June 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$33.9	$33.9	$61.7	$61.7
Receivables less provision for allowances, claims and doubtful accounts	534.3	534.3	513.9	513.9
Accounts payable	282.5	282.5	245.1	245.1
Long-term debt, including current portion	1,334.4	1,268.2	1,316.2	1,225.7

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 1 inputs).

Assets Held for Sale

The Company had $3.7 million and $10.0 million of assets held for sale, classified within other current assets, as of June 30, 2012 and December 31, 2011, respectively. The Company recorded $0.9 million and $2.5 million of impairment charges in the six months ended June 30, 2012 and 2011, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at June 30, 2012:

	June 30, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale	$—	$3.7	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment has been in a gross unrealized loss position for less than twelve months. Management does not intend to sell the investment before recovery of its amortized cost basis. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2012 can be summarized as follows:

	At June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(3.1)	$11.7

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2012.

The Company’s available-for-sale securities as of December 31, 2011 can be summarized as follows:

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(4.4)	$10.4

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at December 31, 2011	5,000	$—	$224.9	$(281.5)	$(8.1)	$(202.2)	$(4.4)	$3.7	$(267.6)	$—
Net income (loss)	—	—	—	40.6	—	—	—	(0.1)	40.5	(0.2)
Foreign currency translation	—	—	—	—	(0.9)	—	—	(0.1)	(1.0)	(0.3)
Changes in unrecognized benefit costs (net of tax provision of $0.2)	—	—	—	—	—	1.3	—	—	1.3	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	1.3	—	1.3	—
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	—	—	—	—	2.4
Subscription receivable	—	—	—	—	—	—	—	—	—	(0.5)

Balance at June 30, 2012	5,000	$—	$224.9	$(240.9)	$(9.0)	$(200.9)	$(3.1)	$3.5	$(225.5)	$1.4

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first six months of 2012 and 2011 was $2.5 million.

NOTE 12: INCOME TAXES

For the three months ended June 30, 2012, the Company recorded income tax expense from operations of $4.4 million compared to income tax expense of $7.8 million in the prior year. The $4.4 million tax expense in the second quarter of 2012 primarily represents foreign and U.S. state income tax expense for the period, adjustments related to our tax LIFO inventory method and an increase in the liability for uncertain tax benefits attributable to the filing of certain amended tax returns during the quarter. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter.

For the six months ended June 30, 2012, the Company recorded income tax expense of $7.0 million compared to income tax of $6.6 million in the prior year. The $7.0 million tax expense in the first six months of 2012 primarily represents foreign and U.S. state income tax expense for the period, adjustments to our tax LIFO inventory method and an increase in the valuation allowance related to the closing of an income tax examination.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company has maintained a valuation allowance against a portion of its U.S. deferred tax assets since that time. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $137.1 million and $151.7 million at June 30, 2012 and December 31, 2011, respectively.

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

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining a low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general and administrative expenses.

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

Results of Operations—Comparison of Second Quarter 2012 to Second Quarter 2011

	Three months ended June 30, 2012	% of Net Sales	Three months ended June 30, 2011	% of Net Sales
	($ in millions)
Net sales	$1,090.6	100.0%	$1,289.0	100.0%
Cost of materials sold	906.6	83.1	1,125.1	87.3

Gross profit	184.0	16.9	163.9	12.7
Warehousing, delivery, selling, general and administrative expenses	131.5	12.1	139.8	10.9
Restructuring and other charges	—	—	0.6	—
Impairment charge on fixed assets	0.9	0.1	2.5	0.2

Operating profit	51.6	4.7	21.0	1.6
Other expenses	(31.8)	(2.9)	(31.2)	(2.4)

Income (loss) before income taxes	19.8	1.8	(10.2)	(0.8)
Provision for income taxes	4.4	0.4	7.8	0.6

Net income (loss)	15.4	1.4	(18.0)	(1.4)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	—	—	—

Net income (loss) attributable to Ryerson Holding Corporation	$15.6	1.4%	$(18.0)	(1.4)%

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2012 and 2011:

	Three Months Ended June 30,
Product Line	2012	2011
Carbon Steel Flat	25%	28%
Carbon Steel Plate	13	11
Carbon Steel Long	14	10
Stainless Steel Flat	15	18
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	14	14
Aluminum Plate	4	4
Aluminum Long	4	3
Other	3	4

Total	100%	100%

Net sales. Revenue for the second quarter of 2012 decreased 15.4% from the same period a year ago to $1,090.6 million. Tons sold for the second quarter of 2012 decreased 12.2% from the second quarter of 2011 reflecting our efforts to improve margins by focusing on less price sensitive transactional customers instead of large volume program buyers and to weaker economic conditions in the metals market. Tons sold in the second quarter of 2012 decreased across most of our products compared to the year-ago quarter with the largest decreases in shipments of stainless steel flat, stainless steel plate and carbon steel flat products partially offset by increases in shipments of aluminum long and carbon steel long products. Average selling price decreased 3.6% against the price levels in the second quarter of 2011, as metals prices decreased across most of our products with the largest decreases in our stainless steel product lines partially offset by increases in price levels in our carbon steel plate and carbon steel long product lines.

Cost of materials sold. Cost of materials sold decreased 19.4% to $906.6 million in the second quarter of 2012 compared to $1,125.1 million in the second quarter of 2011. The decrease in cost of materials sold in the second quarter of 2012 compared to the same period a year ago is primarily due to the decrease in tons sold in addition to a decrease in the average cost of materials sold per ton. The average cost of materials sold per ton decreased to $1,596 in 2012 from $1,739 in 2011. The average cost of materials sold for our stainless steel product lines decreased more than our other products, in line with the change in average selling price per ton. During the second quarter of 2012, LIFO income was $8.6 million compared to LIFO expense of $48.1 million in the second quarter of 2011. During the second quarter of 2011, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2011 purchases, the effect of which decreased cost of materials sold by approximately $5.4 million in the second quarter of 2011.

Gross profit. Gross profit increased by $20.1 million to $184.0 million in the second quarter of 2012. Gross profit as a percent of sales in the second quarter of 2012 increased to 16.9% from 12.7% in the second quarter of 2011. While our revenue per ton decreased in the second quarter of 2012 as compared to the second quarter of 2011, cost of material sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $10.5 million to $132.4 million in the second quarter of 2012 from $142.9 million in the second quarter of 2011. The decrease was primarily due to lower salary and wage expenses of $3.8 million, lower bonus and commission expenses of $3.0 million, lower impairment charges on fixed assets of $1.6 million, lower delivery expenses of $1.2 million and lower bad debt expense of $1.1 million. On a per ton basis, second quarter of 2012 operating expenses increased to $233 per ton from $221 per ton in the second quarter of 2011.

Operating profit. For the second quarter of 2012, the Company reported an operating profit of $51.6 million, or $91 per ton, compared to $21.0 million, or $32 per ton, in the second quarter of 2011, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $32.6 million in the second quarter of 2012 from $30.6 million in the second quarter of 2011, primarily due to increased interest expense associated with our Ryerson Holding Notes as the interest rate and the principal balance outstanding have increased since the issuance of the Notes. Other income and (expense), net was income of $0.8 million in the second quarter of 2012 as compared to expense of $0.6 million in the same period a year ago.

Provision for income taxes. In the second quarter of 2012, the Company recorded an income tax expense of $4.4 million compared to an income tax expense of $7.8 million in the second quarter of 2011. The $4.4 million income tax expense in the second quarter of 2012 primarily represents foreign and U.S. state income tax expense, adjustments related to our tax LIFO inventory method and an increase in the liability for uncertain tax benefits attributable to the filing of certain amended tax returns during the quarter. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter. During the second quarter of 2011, the $7.8 million of tax expense primarily related to a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and U.S. state income tax expense. The valuation allowance was adjusted in the second quarter of 2012 and 2011 for changes in our deferred tax assets.

Results of Operations - Comparison of First Six Months 2012 to First Six Months 2011

	Six months ended June 30, 2012	% of Net Sales	Six months ended June 30, 2011	% of Net Sales
Net sales	$2,212.2	100.0%	$2,476.0	100.0%
Cost of materials sold	1,837.4	83.1	2,155.4	87.1

Gross profit	374.8	16.9	320.6	12.9
Warehousing, delivery, selling, general and administrative expenses	263.0	11.9	275.0	11.1
Restructuring and other charges	—	—	0.9	—
Impairment charge on fixed assets	0.9	—	2.5	0.1

Operating profit	110.9	5.0	42.2	1.7
Other expenses	(63.6)	(2.9)	(55.2)	(2.2)

Income (loss) before income taxes	47.3	2.1	(13.0)	(0.5)
Provision for income taxes	7.0	0.3	6.6	0.3

Net income (loss)	40.3	1.8	(19.6)	(0.8)
Less: Net income (loss) attributable to noncontrolling interest	(0.3)	—	0.1	—

Net income (loss) attributable to Ryerson Holding Corporation	$40.6	1.8%	$(19.7)	(0.8)%

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2012 and 2011:

	Six Months Ended June 30,
Product Line	2012	2011
Carbon Steel Flat	24%	27%
Carbon Steel Plate	13	11
Carbon Steel Long	15	9
Stainless Steel Flat	15	19
Stainless Steel Plate	4	5
Stainless Steel Long	4	4
Aluminum Flat	15	14
Aluminum Plate	4	4
Aluminum Long	4	3
Other	2	4

Total	100%	100%

Net sales. Revenue for the first six months of 2012 decreased 10.7% from the same period a year ago to $2,212.2 million. Tons sold for the first six months of 2012 decreased 11.5% from the first six months of 2011 reflecting our efforts to improve margins by focusing on less price sensitive transactional customers instead of large volume program buyers and to weaker economic conditions in the metals market. Tons sold in the first six months of 2012 decreased across most of our products compared to the same period a year ago with the largest decreases in shipments of stainless steel flat, stainless steel plate and carbon steel flat products partially offset by increases in shipments of carbon steel long and aluminum long products. Average selling price increased 0.9% against the price levels in the first six months of 2011, primarily due to increases in average selling price in carbon steel long and carbon steel plate products offset by decreases in stainless steel product lines.

Cost of materials sold. Cost of materials sold decreased 14.8% in the first six months of 2012 to $1,837.4 million compared to $2,155.4 million for the same period in 2011. The decrease in cost of materials sold in 2012 compared to 2011 is primarily due to the decrease in tons sold in addition to a decrease in the average cost of materials sold per ton. The average cost of materials sold per ton decreased to $1,606 in 2012 from $1,668 in 2011 primarily due to decreased stainless steel product costs, in line with the changes in average selling price per ton. During the first six months of 2012, LIFO income was $16.7 million compared to LIFO expense of $81.4 million in the first six months of 2011. During the first six months of 2011, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2011 purchases, the effect of which decreased cost of materials sold by approximately $5.8 million in the first six months of 2011.

Gross profit. Gross profit increased by $54.2 million to $374.8 million in the first six months of 2012. Gross profit per ton increased to $328 per ton in the first six months of 2012 from $248 per ton in the year-ago period due to the combination of an increase in average selling price as well as a decrease in average cost of materials sold. Gross profit as a percent of sales in the first six months of 2012 increased to 16.9% from 12.9% a year ago. While revenue per ton increased in the first six months of 2012 as compared to the first six months of 2011, our cost of material sold decreased resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $14.5 million to $263.9 million in the first six months of 2012 from $278.4 million in the first six months of 2011. The decrease was primarily due to lower employee costs related to salaries and wages of $6.2 million and decreased bonus and commission expenses of $6.1 million in addition to lower bad debt expense of $2.8 million and lower impairment charges on fixed assets of $1.6 million, partially offset by higher professional fees paid to service providers of $2.1 million. On a per ton basis, the first six months of 2012 operating expenses increased to $231 per ton from $215 per ton in the first six months of 2011.

Operating profit. For the first six months of 2012, the Company reported an operating profit of $110.9 million, or $97 per ton, compared to $42.2 million, or $33 per ton, in the first six months of 2011, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $64.1 million in the first six months of 2012 from $60.3 million in the first six months of 2011, primarily due to the increased interest expense associated with our Ryerson Holding Notes as the interest rate and the principal balance outstanding have increased since the issuance of the Notes, partially offset by recording a charge of $1.1 million in the first quarter of 2011 to write off debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility. Other income and (expense), net was income of $0.5 million in the first six months of 2012 as compared to income of $5.1 million in the same period a year ago. The first six months of 2011 income included a $5.8 million bargain purchase gain on our acquisition of Singer.

Provision for income taxes. In the first six months of 2012, the Company recorded income tax expense of $7.0 million compared to $6.6 million in the first six months of 2011. The $7.0 million income tax expense in the first six months of 2012 primarily represents foreign and U.S. state income tax expense for the period, adjustments related to our tax LIFO inventory method and an increase in the valuation allowance related to the closing of an income tax examination. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter. The $6.6 million income tax expense in the first six months of 2011 primarily related to a deferred tax charge related to changes in the tax LIFO inventory reserve plus foreign and U.S. state income tax expense less a release of valuation allowance due to the recognition of deferred tax liabilities related to an acquisition during the period. The valuation allowance was adjusted in the first six months of 2012 and 2011 for changes in our deferred tax assets.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”), which matures on the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. The Company’s principal source of operating cash is from the sale of metals and other materials. The Company’s principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$1.6	$(175.4)
Net cash used in investing activities	(17.8)	(15.4)
Net cash provided by (used in) financing activities	(11.3)	173.9
Effect of exchange rates on cash and cash equivalents	(0.3)	1.1

Net decrease in cash and cash equivalents	$(27.8)	$(15.8)

The Company had cash and cash equivalents at June 30, 2012 of $33.9 million, compared to $61.7 million at December 31, 2011. The Company had $1,334 million and $1,316 million of total debt outstanding and a debt-to-capitalization ratio of 120% and 125% at June 30, 2012 and December 31, 2011, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $335 million at June 30, 2012 versus $358 million at

December 31, 2011. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$34	$62
Availability on Ryerson Credit Facility and foreign debt facilities	301	296

Total liquidity	$335	$358

Of the total cash and cash equivalents, as of June 30, 2012, $18.8 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

Net cash provided by operating activities of $1.6 million in the first six months of 2012 was primarily due to net income of $40.3 million and an increase in accounts payable of $39.3 million resulting from higher inventory purchases to support increased sales levels in the first six months of 2012 compared to year-end 2011, offset by an increase in inventory of $75.5 million and pension contributions of $21.2 million. Net cash used by operating activities of $175.4 million in the first six months of 2011 was primarily due to an increase in accounts receivable of $175.0 million reflecting higher net sales in the first six months of 2011.

Capital expenditures during the first six months of 2012 totaled $25.9 million compared to $19.1 million in the first six months of 2011. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $8.5 million and $6.6 million during the first six months of 2012 and 2011, respectively.

Net cash used by financing activities in the first six months of 2012 was $11.3 million compared to $173.9 million provided by financing activities in the first six months of 2011. Net cash used by financing activities in the first six months of 2012 was primarily related to repayments on credit facility borrowings as a result of the net income for the first six months of 2012. Net cash provided by financing activities in the first six months of 2011 was primarily related to increased credit facility borrowings to finance accounts receivable related to higher sales in 2011.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash used in investing activities, total debt, less unamortized discount in the Condensed Consolidated Balance Sheet increased to $1,334.4 million at June 30, 2012 from $1,316.2 million at December 31, 2011.

Total debt outstanding as of June 30, 2012 consisted of the following amounts: $521.0 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $368.7 million under the 2015 Notes, $317.0 million under the Ryerson Holding Notes, and $24.8 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On March 14, 2011, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) to, among other things, extend the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At June 30, 2012, Ryerson had $521.0 million of outstanding borrowings, $22 million of letters of credit issued and $279 million available under the $1.35 billion Ryerson Credit Facility compared to $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available at December 31, 2011. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.4 percent at June 30, 2012 and December 31, 2011, respectively.

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

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14  1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increased by an additional 0.50% (to 17.00%) on May 1, 2012 and will continue at such rate until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At June 30, 2012, the accreted value of the Ryerson Holding Notes was $317.0 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of Ryerson’s existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility). At June 30, 2012, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

Foreign Debt

At June 30, 2012, Ryerson China’s total foreign borrowings were $23.9 million, which was owed to banks in Asia at a weighted average interest rate of 5.4% secured by inventory and property, plant and equipment. At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. At June 30, 2012, Açofran’s total foreign borrowings were $0.9 million, of which $0.8 million was owed to foreign banks at a weighted average interest rate of 11.7% and $0.1 million was owed to other parties at a weighted average interest rate of zero percent.

Availability under the foreign credit lines was $22 million at June 30, 2012 and December 31, 2011. Letters of credit issued by our foreign subsidiaries totaled $10 million and $6 million at June 30, 2012 and December 31, 2011, respectively.

Pension Funding

At December 31, 2011, pension liabilities exceeded plan assets by $359 million. The Company anticipates that it will have a minimum required pension contribution of approximately $51 million in 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2012, the Company has made $21 million in pension contributions, and anticipates an additional $30 million contribution in the remaining six months of 2012. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2012.

Contractual Obligations

The following table presents contractual obligations at June 30, 2012:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$103	$—	$—
Fixed Rate Long Term Notes	369	—	—	369	—
Senior Discount Notes	483	—	483	—	—
Ryerson Credit Facility	521	—	—	521	—
Foreign Debt	25	25	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	209	67	126	16	—
Purchase Obligations (3)	53	51	2	—	—
Capital leases	1	1	—	—	—
Operating leases	128	24	37	27	40

Total	$1,892	$168	$751	$933	$40

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

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

Ryerson China has a loan from an affiliate that may cause it to incur a $6.3 million withholding tax if the loan is not repaid or restructured prior to December 31, 2012. Although the withholding tax is refundable when the affiliate loan is repaid, we would incur a $6.3 million expense when the withholding tax is triggered. The Company is evaluating its internal and external alternatives to restructure the affiliate loan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,268 million at June 30, 2012 and $1,226 million at December 31, 2011 as compared with the carrying value of $1,334 million and $1,316 million at June 30, 2012 and December 31, 2011, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2012 by approximately $3.1 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.0 million outstanding at June 30, 2012 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of June 30, 2012, we had 128 tons of nickel futures or option contracts, 5,780 tons of hot roll coil swaps, and 997 tons of aluminum price swaps outstanding with liability values of $0.6 million, $0.2 million, and $0.2 million, respectively.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2012.

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

        On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.) . That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. The defendants have filed a post-trial motion seeking, among other things, judgment notwithstanding the jury’s verdict or a new trial on liability and damages. A basis for that motion is our belief that the jury erred in its determination that three of the defendants were engaged in a joint venture. It is our position that each party at all times was operating independently and at no time was a joint venture ever formed. That motion is fully briefed and pending before the court. In consultation with its insurance carriers, JT Ryerson intends to vigorously contest the verdict and is evaluating all of its alternatives, including a possible appeal of the jury’s verdict to the Illinois Appellate Court. At this time, the Company cannot predict the likely outcome of this matter or estimate a range of potential loss, if any.

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

Date: July 31, 2012