Form 10-Q
period 2014-06-30
Ryerson Holding Corp
filed 2014-08-14
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-34735

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

As of August 5, 2014 there were 21,037,500 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$931.5	$906.9	$1,805.9	$1,798.0
Cost of materials sold	777.1	748.4	1,503.8	1,483.7

Gross profit	154.4	158.5	302.1	314.3
Warehousing, delivery, selling, general and administrative	120.2	121.4	238.0	243.0
Restructuring and other charges	—	2.1	—	2.1
Impairment charges on fixed assets and goodwill	—	6.8	—	7.7

Operating profit	34.2	28.2	64.1	61.5
Other income and (expense), net	(1.7)	2.0	0.3	3.2
Interest and other expense on debt	(27.5)	(27.8)	(54.9)	(56.2)

Income before income taxes	5.0	2.4	9.5	8.5
Provision for income taxes	2.5	2.2	5.6	3.1

Net income	2.5	0.2	3.9	5.4
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.3)	(0.3)	(0.7)

Net income attributable to Ryerson Holding Corporation	$2.6	$0.5	$4.2	$6.1

Comprehensive income (loss)	$5.9	$(7.8)	$0.3	$(1.6)
Less: Comprehensive loss attributable to noncontrolling interest	(0.1)	(0.3)	(0.3)	(0.7)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$6.0	$(7.5)	$0.6	$(0.9)

Basic and diluted income per share	$0.13	$0.02	$0.20	$0.29

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$3.9	$5.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	22.7
Deferred income taxes	6.4	2.4
Provision for allowances, claims and doubtful accounts	1.3	(0.1)
Impairment charges on fixed assets and goodwill	—	7.7
Restructuring and other charges	—	2.1
Other items	0.1	0.1
Change in operating assets and liabilities:
Receivables	(81.9)	(41.3)
Inventories	10.1	44.6
Other assets	6.8	0.2
Accounts payable	64.7	33.8
Accrued liabilities	7.2	(1.5)
Accrued taxes payable/receivable	(1.0)	0.1
Deferred employee benefit costs	(30.5)	(24.8)

Net adjustments	5.6	46.0

Net cash provided by operating activities	9.5	51.4

Investing activities:
(Increase) decrease in restricted cash	(0.1)	0.1
Capital expenditures	(8.2)	(10.5)
Proceeds from sales of property, plant and equipment	1.2	3.0

Net cash used in investing activities	(7.1)	(7.4)

Financing activities:
Net repayments of short term borrowings	(40.0)	(36.8)
Long-term debt issuance costs	—	(0.6)
Credit facility issuance costs	—	(3.7)
Net increase in book overdrafts	47.5	6.1
Principal payments on capital lease obligation	(0.5)	—

Net cash provided by (used in) financing activities	7.0	(35.0)

Net increase in cash and cash equivalents	9.4	9.0
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(4.1)

Net change in cash and cash equivalents	8.5	4.9
Cash and cash equivalents—beginning of period	74.4	71.2

Cash and cash equivalents—end of period	$82.9	$76.1

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$50.9	$53.1
Income taxes, net	1.1	0.9
Noncash investing activities:
Asset additions under capital leases	$3.4	$—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82.9	$74.4
Restricted cash	1.9	1.8
Receivables less provision for allowances, claims and doubtful accounts of $6.5 in 2014 and $5.4 in 2013	462.7	381.9
Inventories	723.0	733.0
Prepaid expenses and other current assets	37.7	48.2

Total current assets	1,308.2	1,239.3
Property, plant, and equipment, at cost	646.9	638.9
Less: Accumulated depreciation	213.8	197.2

Property, plant and equipment, net	433.1	441.7
Deferred income taxes	93.2	97.4
Other intangible assets	48.2	51.2
Goodwill	91.6	91.6
Deferred charges and other assets	26.8	30.6

Total assets	$2,001.1	$1,951.8

Liabilities
Current liabilities:
Accounts payable	$319.3	$207.3
Salaries, wages and commissions	38.7	32.9
Deferred income taxes	120.2	122.2
Other accrued liabilities	51.9	52.3
Short-term debt	29.8	32.3
Current portion of deferred employee benefits	13.5	13.6

Total current liabilities	573.4	460.6
Long-term debt	1,225.0	1,262.5
Deferred employee benefits	289.8	320.8
Taxes and other credits	21.4	16.7

Total liabilities	2,109.6	2,060.6
Commitments and contingencies
Redeemable noncontrolling interest	1.2	1.3
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Common stock, $0.01 par value; 42,500,000 shares authorized; 21,250,000 shares issued at 2014 and 2013	0.2	0.2
Capital in excess of par value	189.7	189.7
Accumulated deficit	(102.9)	(107.1)
Treasury stock at cost – Common stock of 212,500 shares in 2014 and 2013	(6.6)	(6.6)
Accumulated other comprehensive loss	(191.8)	(188.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(111.4)	(112.0)
Noncontrolling interest	1.7	1.9

Total equity (deficit)	(109.7)	(110.1)

Total liabilities and equity	$2,001.1	$1,951.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Ryerson Inc. (“Ryerson”). Ryerson Holding is 100% owned by affiliates of Platinum Equity, LLC (“Platinum”).

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson Holding, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2014	2013	2014	2013
Carbon Steel Flat	27%	26%	27%	26%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	15	15	16	15
Stainless Steel Flat	16	16	16	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	3	3	3	4
Aluminum Flat	15	15	14	14
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	2	3	2	3

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2013.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates ASC 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. This update is effective for annual reporting periods beginning after December 15, 2016. We will adopt this guidance for our fiscal year beginning January 1, 2017. We have not decided upon the method of adoption, however, we do not expect the adoption to have a material impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014	December 31, 2013
	(In millions)
In process and finished products	$723.0	$733.0

If current cost had been used to value inventories, such inventories would have been $44 million and $67 million lower than reported at June 30, 2014 and December 31, 2013, respectively. Approximately 90% and 91% of inventories are accounted for under the LIFO method at June 30, 2014 and December 31, 2013, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $10.0 million and $11.7 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $91.6 million at June 30, 2014. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2013 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In millions)
Ryerson Secured Credit Facility	$325.0	$369.1
9% Senior Secured Notes due 2017	600.0	600.0
11 1⁄4% Senior Notes due 2018	300.0	300.0
Foreign debt	29.8	25.7

Total debt	1,254.8	1,294.8
Less:
Short-term credit facility borrowings	—	6.6
Short-term foreign debt	29.8	25.7

Total long-term debt	$1,225.0	$1,262.5

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At June 30, 2014, Ryerson had $325.0 million of outstanding borrowings, $27 million of letters of credit issued and $344 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at June 30, 2014 and December 31, 2013, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson and its subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantors under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to registration rights agreements relating to the 2017 and 2018 Notes, we agreed to file with the SEC by July 7, 2013, registration statements with respect to offers to exchange each of the 2017 and 2018 Notes for new issues of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2017 and 2018 Notes and to consummate such exchange offers no later than October 5, 2013. Ryerson completed the exchange offer on September 10, 2013. As a result of completing the exchange offer, Ryerson satisfied its obligation under the registration rights agreements covering each of the 2017 and 2018 Notes.

Foreign Debt

At June 30, 2014, Ryerson China’s total foreign borrowings were $29.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.5% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $9 million and $22 million at June 30, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $4 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 6: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and six month periods ended June 30, 2014 and 2013 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$—	$—	$—
Interest cost	9	9	1	1
Expected return on assets	(12)	(11)	—	—
Prior service credit	—	—	—	(1)
Recognized actuarial net (gain) loss	2	4	(2)	(1)

Net periodic benefit cost (credit)	$—	$2	$(1)	$(1)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	19	18	2	2
Expected return on assets	(24)	(22)	—	—
Prior service credit	—	—	—	(1)
Recognized actuarial net (gain) loss	5	7	(4)	(3)

Net periodic benefit cost (credit)	$1	$4	$(2)	$(2)

Contributions

The Company has contributed $24.4 million to the pension plan fund through the six months ended June 30, 2014 and anticipates that it will have a minimum required pension contribution funding of approximately $42 million for the remaining six months of 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. On June 3, 2014, the appellate court affirmed the judgment of the trial court. We are in the process of considering whether to seek further review. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are other various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2014 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8: DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In millions)
Derivatives not designated as hedging instruments under ASC 815
Commodity contracts	Prepaid expenses and other current assets	$0.2	Prepaid expenses and other current assets	$—	Other accrued liabilities	$0.1	Other accrued liabilities	$0.2

As of June 30, 2014 and December 31, 2013, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $0.8 million and $2.2 million, respectively. As of June 30, 2014 and December 31, 2013, the Company had 58 tons and 131 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of June 30, 2014 and December 31, 2013, the Company had net 1,940 tons and 4,600 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 209 tons and 195 tons as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(In millions)
Metal commodity contracts	Cost of materials sold	$0.1	$(0.4)	$0.3	$(0.7)

Fair Value Measurements

To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

1.	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

2.	Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

3.	Level 3 – unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014:

	At June 30, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$39.7	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investment	$15.4	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.1	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$39.9	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$20.7	$—	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of derivatives is determined by comparing the spot price of each individual contract to the forward market price for a similar contract as published by the London Metal Exchange as of the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of derivatives is determined by comparing the spot price of each individual contract to the forward market price of a similar contract for the commodity as published by the Chicago Mercantile Exchange as of the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and forward market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	At June 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$82.9	$82.9	$74.4	$74.4
Restricted cash	1.9	1.9	1.8	1.8
Receivables less provision for allowances, claims and doubtful accounts	462.7	462.7	381.9	381.9
Accounts payable	319.3	319.3	207.3	207.3
Long-term debt, including current portion	1,254.8	1,331.3	1,294.8	1,348.8

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

Assets Held for Sale

The Company had $3.7 million and $4.7 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of June 30, 2014 and December 31, 2013, respectively. The Company recorded zero and $0.9 million of impairment charges in the six months ended June 30, 2014 and 2013, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at June 30, 2014:

	June 30, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$3.7	$—

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$4.7	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment has been in a gross unrealized loss position for less than twelve months. Management does not currently intend to sell the investment before recovery of its amortized cost basis. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2014 can be summarized as follows:

	At June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(2.0)	$15.4

The Company’s available-for-sale securities as of December 31, 2013 can be summarized as follows:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2014.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2014	21,250	$0.2	213	$(6.6)	$189.7	$(107.1)	$(16.6)	$(174.9)	$3.3	$1.9	$(110.1)	$1.3
Net income (loss)	—	—	—	—	—	4.2	—	—	—	(0.2)	4.0	(0.1)
Foreign currency translation	—	—	—	—	—	—	(0.7)	—	—	—	(0.7)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax provision of $0.1	—	—	—	—	—	—	—	0.4	—	—	0.4	—
Unrealized loss on available-for-sale investment, net of tax benefit of $1.9	—	—	—	—	—	—	—	—	(3.3)	—	(3.3)	—

Balance at June 30, 2014	21,250	$0.2	213	$(6.6)	$189.7	$(102.9)	$(17.3)	$(174.5)	$—	$1.7	$(109.7)	$1.2

The following table details the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2014	$(16.6)	$(174.9)	$3.3
Other comprehensive income (loss) before reclassifications	(0.7)	—	(3.3)
Amounts reclassified from accumulated other comprehensive income	—	0.4	—

Net current-period other comprehensive income (loss)	(0.7)	0.4	(3.3)

Balance at June 30, 2014	$(17.3)	$(174.5)	$—

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended	Six Months Ended
	June 30, 2014
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.6	$1.2	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.3)	(0.7)	Warehousing, delivery, selling, general and administrative

Total before tax	0.3	0.5
Tax provision	0.1	0.1

Net of tax	$0.2	$0.4

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended	Six Months Ended
	June 30, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$1.7	$3.3	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.3)	(0.7)	Warehousing, delivery, selling, general and administrative

Total before tax	1.4	2.6
Tax provision	0.2	0.3

Net of tax	$1.2	$2.3

NOTE 10: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual advisory fee of up to $5.0 million pursuant to a corporate advisory services agreement. The advisory fee recorded in the first six months of 2014 and 2013 was $2.5 million.

NOTE 11: INCOME TAXES

For the three months ended June 30, 2014, the Company recorded income tax expense from operations of $2.5 million compared to $2.2 million in the prior year. The $2.5 million tax expense in the second quarter of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the six months ended June 30, 2014, the Company recorded income tax expense of $5.6 million compared to $3.1 million in the prior year. The $5.6 million tax expense in the first six months of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. In 2013, the Company recognized a total net tax benefit of $124.2 million due to the release of a portion of the valuation allowance as the Company determined it is more likely than not that certain deferred tax assets will be realized.

The Company will continue to maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $23.1 million at June 30, 2014 and December 31, 2013.

NOTE 12: EARNINGS PER SHARE

On July 16, 2007, Ryerson Holding was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted EPS attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Subsequent to October 19, 2007, Ryerson Holding does not have any securities or other items that are convertible into common shares, therefore basic and fully diluted EPS are the same.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2014	2013	2014	2013
	(In millions, except per share data)
Net income available to common stockholders	$2.6	$0.5	$4.2	$6.1

Average shares of common stock outstanding	21.0	21.3	21.0	21.3

Basic and diluted earnings per share	$0.13	$0.02	$0.20	$0.29

NOTE 13: SUBSEQUENT EVENTS

JT Ryerson, one of our subsidiaries, is party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provides JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding Corporation common stock. As consideration for terminating the advisory fee payable thereunder, JT Ryerson will pay Platinum Advisors or its affiliates $25.0 million. The Company will recognize the termination fee within Warehousing, delivery, selling, general and administrative expense upon the closing of the initial public offering.

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding Corporation completed an initial public offering of 11 million shares of common stock at $11 per share. Net proceeds from the offering totaled $110.7 million, after deducting the underwriting discount and estimated offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 2018 Notes, (ii) pay Platinum Advisors or its affiliates $25.0 million as consideration for terminating the services agreement and (iii) pay related transaction fees, expenses and premiums in connection with the offering, which were approximately $15.7 million. We estimate that we will borrow an additional $29.5 million under the Ryerson Credit Facility as part of the funding of these transactions. In connection with this transaction, we will recognize $11.2 million of expense in the third quarter related to the premium paid to redeem $99.5 million in principal amount of the 2018 Notes, which will be recorded within other income and (expense), net. In addition, we will recognize $1.2 million of expense in the third quarter to write off debt issuance costs associated with the partial redemption of the 2018 Notes, which will be recorded within interest and other expense on debt. During the third quarter of 2014, we will recognize $7.3 million of compensation expense associated with the initial public offering within warehousing, delivery, selling, general and administrative expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. (See also Part II, Item 1A of this report, “Risk Factors,” and the “Risk Factors” section of Amendment No. 23 to Ryerson Holding Corporation’s Registration Statement on Form S-1, filed on August 7, 2014.) Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2013 in Amendment No. 23 to Ryerson Holding Corporation’s Registration Statement on Form S-1, filed on August 7, 2014.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including industrial equipment manufacturing, industrial fabrication, electrical machinery production, transportation equipment manufacturing, heavy equipment manufacturing and oil and gas. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. However, domestic metals prices are volatile and remain difficult to predict due to their commodity nature and the extent which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, surcharges and other factors.

Results of Operations—Comparison of Second Quarter 2014 to Second Quarter 2013

	Three months ended June 30, 2014	% of Net Sales	Three months ended June 30, 2013	% of Net Sales
	($ in millions)
Net sales	$931.5	100.0%	$906.9	100.0%
Cost of materials sold	777.1	83.4	748.4	82.5

Gross profit	154.4	16.6	158.5	17.5
Warehousing, delivery, selling, general and administrative expenses	120.2	12.9	121.4	13.4
Restructuring and other charges	—	—	2.1	0.2
Impairment charge on goodwill	—	—	6.8	0.8

Operating profit	34.2	3.7	28.2	3.1
Other expenses	(29.2)	(3.2)	(25.8)	(2.9)

Income before income taxes	5.0	0.5	2.4	0.2
Provision for income taxes	2.5	0.2	2.2	0.2

Net income	2.5	0.3	0.2	—
Less: Net loss attributable to noncontrolling interest	(0.1)	—	(0.3)	—

Net income attributable to Ryerson Holding Corporation	$2.6	0.3%	$0.5	—%

Basic and diluted earnings per share	$0.13		$0.02

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2014 and 2013:

	Three Months Ended June 30,
Product Line	2014	2013
Carbon Steel Flat	27%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	15	15
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	3
Aluminum Flat	15	15
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Net sales. Revenue for the second quarter of 2014 increased 2.7% from the same period a year ago to $931.5 million. Average selling price increased 2.9% while tons sold decreased 0.2% in the second quarter of 2014 reflecting slightly improved economic conditions in the metals market. Our carbon plate and carbon flat product lines had the largest increases in average selling price partially offset by decreases in the average selling price of our aluminum plate and aluminum flat products. Tons sold decreased for our aluminum plate and carbon plate product lines in the second quarter of 2014 compared to the year-ago quarter offset by increases in shipments of stainless plate and stainless flat products.

Cost of materials sold. Cost of materials sold increased 3.8% to $777.1 million in the second quarter of 2014 compared to $748.4 million in the second quarter of 2013. The increase in cost of materials sold in the second quarter of 2014 compared to the same period a year ago is primarily due to an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,469 in the second quarter of 2014 from $1,412 in the second quarter of 2013. The average cost of materials sold for our carbon plate and carbon flat product lines increased more than our other products, in line with the change in average selling price per ton. During the second quarter of 2014, LIFO expense was $13.7 million compared to LIFO income of $12.7 million in the second quarter of 2013.

Gross profit. Gross profit decreased by $4.1 million to $154.4 million in the second quarter of 2014. Gross profit as a percent of sales in the second quarter of 2014 decreased to 16.6% from 17.5% in the second quarter of 2013. While our revenue per ton increased in the second quarter of 2014 as compared to the second quarter of 2013, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses decreased by $10.1 million to $120.2 million in the second quarter of 2014 from $130.3 million in the second quarter of 2013. The decrease was primarily due to an impairment charge on goodwill of $6.8 million in the second quarter of 2013 in addition to lower expenses in the second quarter of 2014 for reorganization costs of $4.0 million as the second quarter of 2013 included a $2.1 million charge related to the closure of a facility, lower benefit expenses, primarily pension expenses, of $2.9 million and lower salaries and wages of $2.8 million resulting from lower employment levels, partially offset by higher incentive compensation expense of $4.3 million and higher administrative expenses, primarily bad debt expense, audit fees and professional fees, of $1.1 million. On a per ton basis, second quarter of 2014 operating expenses decreased to $227 per ton from $246 per ton in the second quarter of 2013.

Operating profit. For the second quarter of 2014, the Company reported an operating profit of $34.2 million, or $65 per ton, compared to $28.2 million, or $53 per ton, in the second quarter of 2013, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $27.5 million in the second quarter of 2014 from $27.8 million in the second quarter of 2013, primarily due to a $0.4 million charge to write-off a portion of prepaid debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility in the second quarter of 2013. Other income and (expense), net was a charge of $1.7 million in the second quarter of 2014 as compared to income of $2.0 million in the same period a year ago. The activity in both periods was primarily related to foreign currency gains and losses.

Provision for income taxes. In the second quarter of 2014, the Company recorded income tax expense of $2.5 million compared to $2.2 million in the second quarter of 2013. The $2.5 million income tax expense in the second quarter of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $2.2 million income tax expense in the second quarter of 2013 primarily represents foreign and U.S. state income tax expense and adjustments related to our tax LIFO inventory method.

Earnings per share. Basic and diluted earnings per share was $0.13 in the second quarter of 2014 compared to $0.02 in the second quarter of 2013. The changes in earnings per share are due to the results of operations discussed above.

Results of Operations—Comparison of First Six Months 2014 to First Six Months 2013

	Six months ended June 30, 2014	% of Net Sales	Six months ended June 30, 2013	% of Net Sales
Net sales	$1,805.9	100.0%	$1,798.0	100.0%
Cost of materials sold	1,503.8	83.3	1,483.7	82.5

Gross profit	302.1	16.7	314.3	17.5
Warehousing, delivery, selling, general and administrative expenses	238.0	13.2	243.0	13.5
Restructuring and other charges	—	—	2.1	0.1
Impairment charges on fixed assets and goodwill	—	—	7.7	0.5

Operating profit	64.1	3.5	61.5	3.4
Other expenses	(54.6)	(3.0)	(53.0)	(2.9)

Income before income taxes	9.5	0.5	8.5	0.5
Provision for income taxes	5.6	0.3	3.1	0.2

Net income	3.9	0.2	5.4	0.3
Less: Net loss attributable to noncontrolling interest	(0.3)	—	(0.7)	—

Net income attributable to Ryerson Holding Corporation	$4.2	0.2%	$6.1	0.3%

Basic and diluted earnings per share	$0.20		$0.29

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2014 and 2013:

	Six Months Ended June 30,
Product Line	2014	2013
Carbon Steel Flat	27%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	16	15
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	14	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Net sales. Revenue for the first six months of 2014 increased 0.4% from the first six months of 2013 to $1,805.9 million. Average selling price increased 0.9% while tons sold decreased 0.5% reflecting stable economic conditions in the metals market in the first six months of 2014 compared to the same period a year ago. Our carbon plate and carbon flat product lines had the largest increases in average selling price partially offset by decreases in the average selling price of our aluminum plate and stainless long products. Tons sold in the first six months of 2014 decreased for our aluminum long and stainless long product lines offset by increases in shipments of stainless plate and stainless flat products.

Cost of materials sold. Cost of materials sold increased 1.4% in the first six months of 2014 to $1,503.8 million compared to $1,483.7 million for the same period in 2013. The increase in cost of materials sold in 2014 compared to 2013 is primarily due to an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,453 in the first six months of 2014 from $1,427 in the first six months of 2013. The average cost of materials sold for our carbon flat and carbon plate product lines increased more than our other products, in line with the change in average selling price per ton. During the first six months of 2014, LIFO expense was $22.9 million compared to LIFO income of $17.1 million in the first six months of 2013.

Gross profit. Gross profit decreased by $12.2 million to $302.1 million in the first six months of 2014. Gross profit per ton decreased to $292 per ton in the first six months of 2014 from $302 per ton in the year-ago period due to the increase in cost of materials sold. Gross profit as a percent of sales in the first six months of 2014 decreased to 16.7% from 17.5% a year ago. While revenue per ton increased in the first six months of 2014 as compared to the first six months of 2013, our cost of materials sold increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses decreased by $14.8 million to $238.0 million in the first six months of 2014 from $252.8 million in the first six months of 2013. The decrease was primarily due to impairment charges on goodwill and fixed assets of $7.7 million in the first six months of 2013 in addition to lower expenses in the first six months of 2014 for salaries and wages of $5.6 million resulting from lower employment levels, lower reorganization costs of $5.0 million and lower benefit expenses, primarily pension expenses, of $3.7 million, partially offset by higher incentive compensation expense of $5.7 million and higher delivery expenses of $1.1 million. On a per ton basis, the first six months of 2014 operating expenses decreased to $230 per ton from $243 per ton in the first six months of 2013.

Operating profit. For the first six months of 2014, the Company reported an operating profit of $64.1 million, or $62 per ton, compared to $61.5 million, or $59 per ton, in the first six months of 2013, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $54.9 million in the first six months of 2014 from $56.2 million in the first six months of 2013, primarily due to lower interest rates on credit facility borrowings and lower commitment fees on the unused portion of the credit facility in the first half of 2014 in addition to a $0.4 million charge to write-off a portion of prepaid debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility in the second quarter of 2013. Other income and (expense), net was income of $0.3 million in the first six months of 2014 as compared to income of $3.2 million in the same period a year ago. The other income in both periods was primarily related to foreign currency gains.

Provision for income taxes. In the first six months of 2014, the Company recorded income tax expense of $5.6 million compared to $3.1 million in the first six months of 2013. The $5.6 million income tax expense in the first six months of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $3.1 million income tax expense in the first six months of 2013 primarily represents foreign and U.S. state income tax expense for the period and adjustments related to our tax LIFO inventory method.

Earnings per share. Basic and diluted earnings per share was $0.20 in the first six months of 2014 compared to $0.29 in the first six months of 2013. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended and restated the “Ryerson Credit Facility”) that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”)), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$9.5	$51.4
Net cash used in investing activities	(7.1)	(7.4)
Net cash provided by (used in) financing activities	7.0	(35.0)
Effect of exchange rates on cash and cash equivalents	(0.9)	(4.1)

Net increase in cash and cash equivalents	$8.5	$4.9

The Company had cash and cash equivalents at June 30, 2014 of $82.9 million, compared to $74.4 million at December 31, 2013. The Company had $1,255 million and $1,295 million of total debt outstanding and a debt-to-capitalization ratio of 109% and 109% at June 30, 2014 and December 31, 2013, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $451 million at June 30, 2014 versus $351 million at December 31, 2013. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$83	$74
Marketable securities	15	21
Availability on Ryerson Credit Facility and foreign debt facilities	353	256

Total liquidity	$451	$351

Of the total cash and cash equivalents, as of June 30, 2014, $55.2 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $9.5 million in the first six months of 2014 was primarily due to an increase in accounts payable of $64.7 million resulting from a higher level of material purchases at the end of the second quarter of 2014 compared to year-end 2013, .non-cash depreciation and amortization expense of $22.4 million, a decrease in inventory of $10.1 million, an increase in accrued liabilities of $7.2 million, a decrease in other assets of $6.8 million and net income of $3.9 million, partially offset by an increase in accounts receivable of $81.9 million resulting from higher sales levels in the first six months of 2014 compared to year-end 2013 and pension contributions of $24.4 million. Net cash provided by operating activities of $51.4 million in the first six months of 2013 was primarily due to a decrease in inventory of $44.6 million as the Company reduced inventory levels to correspond to the weaker metals market, an increase in accounts payable of $33.8 million resulting from a higher level of material purchases at the end of the second quarter of 2013 compared to year-end 2012, non-cash depreciation and amortization expense of $22.7 million, non-cash impairment charges on fixed assets and goodwill of $7.7 million and net income of $5.4 million, partially offset by an increase in accounts receivable of $41.3 million resulting from higher sales levels in the first six months of 2013 compared to year-end 2012 and pension contributions of $20.2 million.

Capital expenditures during the first six months of 2014 totaled $8.2 million compared to $10.5 million in the first six months of 2013. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $1.2 million and $3.0 million during the first six months of 2014 and 2013, respectively.

Net cash provided by financing activities in the first six months of 2014 was $7.0 million compared to net cash used in financing activities of $35.0 million in the first six months of 2013. Net cash provided by financing activities in the first six months of 2014 was primarily related to an increase in book overdrafts of $47.5 million, partially offset by repayments on credit facility borrowings of $40.0 million. The Company was able to reduce credit facility borrowings in the first six months of 2014 as a result of the increase in book overdrafts and the net cash provided by operating activities discussed above, net of the capital expenditures. Net cash used in financing activities in the first six months of 2013 was primarily related to repayments on credit facility borrowings as a result of the net cash provided by operating activities discussed above.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,254.8 million at June 30, 2014 from $1,294.8 million at December 31, 2013.

Total debt outstanding as of June 30, 2014 consisted of the following amounts: $325.0 million borrowing under the Ryerson Credit Facility, $600.0 million under the 2017 Notes, $300.0 million of 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”), and $29.8 million of foreign debt. Discussion of each of these borrowings follows.

Total Debt

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated the Ryerson Credit Facility, to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At June 30, 2014, Ryerson had $325.0 million of outstanding borrowings, $27 million of letters of credit issued and $344 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at June 30, 2014 and December 31, 2013, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson and its subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantors under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to registration rights agreements relating to the 2017 and 2018 Notes, we agreed to file with the SEC by July 7, 2013, registration statements with respect to offers to exchange each of the 2017 and 2018 Notes for new issues of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2017 and 2018 Notes and to consummate such exchange offers no later than October 5, 2013. Ryerson completed the exchange offer on September 10, 2013. As a result of completing the exchange offer, Ryerson satisfied its obligation under the registration rights agreements covering each of the 2017 and 2018 Notes.

Foreign Debt

At June 30, 2014, Ryerson China’s total foreign borrowings were $29.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.5% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $9 million and $22 million at June 30, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $4 million at June 30, 2014 and December 31, 2013, respectively.

Pension Funding

At December 31, 2013, pension liabilities exceeded plan assets by $203 million. The Company anticipates that it will have a minimum required pension contribution of approximately $66 million in 2014 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2014, the Company has made $24 million in pension contributions, and anticipates an additional $42 million of contributions in the remaining six months of 2014. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2014.

Contractual Obligations

The following table presents contractual obligations at June 30, 2014:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$600	$—	$—	$600	$—
2018 Notes	300	—	—	300	—
Ryerson Credit Facility	325	—	—	325	—
Foreign Debt	30	30	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	345	95	190	60	—
Purchase Obligations (4)	37	37	—	—	—
Operating Leases	127	27	43	26	31
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	4	1	2	1	—

Total	$1,769	$190	$235	$1,312	$32

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

The Company released most of its remaining valuation allowance related to certain US federal and state deferred tax assets at December 31, 2013. The Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of Ryerson’s ability to earn future profits. Combined with Ryerson’s projections of future income providing additional subjective evidence of Ryerson’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, the Company determines that these deferred tax assets are more likely than not realizable.

The Company anticipates that certain statutes of limitation will close within the next twelve months resulting in the reduction of its reserve for uncertain tax benefits related to various intercompany transactions, with a corresponding income tax benefit of approximately $1 million.

Recent legislative proposals in the U.S. would repeal the use of the last-in-first-out method of accounting (“LIFO method”) for inventory for U.S. tax purposes. If legislation repealing the use of the LIFO method for tax purposes becomes law, we would expect an increase in the cash taxes the Company will need to pay over a 10 year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,331 million at June 30, 2014 and $1,349 million at December 31, 2013 as compared with the carrying value of $1,255 million and $1,295 million at June 30, 2014 and December 31, 2013, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2014 by approximately $1.8 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $0.8 million outstanding at June 30, 2014 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2014, the Company recognized a loss less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2014 would not have a material effect to the financial statements.

The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the statement of operations until there is a liquidation or sale of those foreign subsidiaries.

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

As of June 30, 2014, we had 58 tons of nickel futures or option contracts, 1,940 tons of hot roll coil swaps and 209 tons of aluminum price swaps outstanding with an asset value of $0.2 million, a liability value of $0.1 million and a value of zero, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2014, the Company recognized a gain of $0.3 million associated with its metal commodity derivatives. A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2014 would not have a material effect to the financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June  30, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. On June 3, 2014, the appellate court affirmed the judgment of the trial court. We are in the process of considering whether to seek further review. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Amendment No. 23 to Ryerson Holding Corporation’s Registration Statement on Form S-1, filed on August 7, 2014, and there have been no material changes to the risks listed therein.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ EDWARD J. LEHNER
Edward J. Lehner Executive Vice President & Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: August 14, 2014