Form 10-Q
period 2014-09-30
Ryerson Holding Corp
filed 2014-11-12
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014 there were 32,037,500 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$947.9	$859.8	$2,753.8	$2,657.8
Cost of materials sold	798.4	704.7	2,302.2	2,188.4

Gross profit	149.5	155.1	451.6	469.4
Warehousing, delivery, selling, general and administrative	154.1	120.2	392.1	363.2
Gain on sale of assets	(1.3)	—	(1.3)	—
Restructuring and other charges	—	—	—	2.1
Impairment charges on fixed assets and goodwill	—	1.1	—	8.8

Operating profit (loss)	(3.3)	33.8	60.8	95.3
Other income and (expense), net	(8.5)	(1.1)	(8.2)	2.1
Interest and other expense on debt	(27.9)	(27.1)	(82.8)	(83.3)

Income (loss) before income taxes	(39.7)	5.6	(30.2)	14.1
Provision (benefit) for income taxes	(4.9)	2.8	0.7	5.9

Net income (loss)	(34.8)	2.8	(30.9)	8.2
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.2)	(0.4)	(0.9)

Net income (loss) attributable to Ryerson Holding Corporation	$(34.7)	$3.0	$(30.5)	$9.1

Comprehensive income (loss)	$(42.1)	$8.2	$(41.8)	$6.6
Less: Comprehensive loss attributable to noncontrolling interest	—	(0.4)	(0.3)	(1.1)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(42.1)	$8.6	$(41.5)	$7.7

Basic and diluted income (loss) per share	$(1.26)	$0.14	$(1.31)	$0.43

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(30.9)	$8.2

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34.0	34.7
Deferred income taxes	(2.5)	7.3
Provision for allowances, claims and doubtful accounts	1.2	(0.4)
Impairment charges on fixed assets and goodwill	—	8.8
Restructuring and other charges	—	2.1
Gain on sale of assets	(1.3)	—
Loss on retirement of debt	11.2	—
Other items	0.4	0.6
Change in operating assets and liabilities:
Receivables	(88.3)	(27.2)
Inventories	(5.8)	36.5
Other assets	6.2	4.2
Accounts payable	67.6	36.4
Accrued liabilities	28.4	21.4
Accrued taxes payable/receivable	3.7	(0.8)
Deferred employee benefit costs	(58.6)	(43.8)

Net adjustments	(3.8)	79.8

Net cash provided by (used in) operating activities	(34.7)	88.0

Investing activities:
Increase in restricted cash	(0.1)	(0.7)
Capital expenditures	(13.7)	(16.5)
Proceeds from sales of property, plant and equipment	3.9	4.3

Net cash used in investing activities	(9.9)	(12.9)

Financing activities:
Net proceeds from issuance of common stock	112.4	—
Repayment of debt	(110.7)	—
Net proceeds/(repayments) of short-term borrowings	32.5	(65.3)
Long-term debt issuance costs	—	(0.9)
Credit facility issuance costs	—	(3.7)
Net increase in book overdrafts	21.8	7.7
Principal payments on capital lease obligation	(0.7)	(0.3)

Net cash provided by (used in) financing activities	55.3	(62.5)

Net increase in cash and cash equivalents	10.7	12.6
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(2.7)

Net change in cash and cash equivalents	6.1	9.9
Cash and cash equivalents—beginning of period	74.4	71.2

Cash and cash equivalents—end of period	80.5	$81.1

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$58.5	$56.4
Income taxes, net	0.8	0.8
Noncash investing activities:
Asset additions under capital leases	$3.5	$0.7

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80.5	$74.4
Restricted cash	1.9	1.8
Receivables less provision for allowances, claims and doubtful accounts of $6.5 in 2014 and $5.4 in 2013	467.1	381.9
Inventories	736.0	733.0
Prepaid expenses and other current assets	37.1	48.2

Total current assets	1,322.6	1,239.3
Property, plant, and equipment, at cost	641.7	638.9
Less: Accumulated depreciation	218.5	197.2

Property, plant and equipment, net	423.2	441.7
Deferred income taxes	98.4	97.4
Other intangible assets	46.7	51.2
Goodwill	91.6	91.6
Deferred charges and other assets	23.7	30.6

Total assets	$2,006.2	$1,951.8

Liabilities
Current liabilities:
Accounts payable	$296.0	$207.3
Salaries, wages and commissions	42.6	32.9
Deferred income taxes	118.9	122.2
Other accrued liabilities	72.4	52.3
Short-term debt	29.7	32.3
Current portion of deferred employee benefits	13.5	13.6

Total current liabilities	573.1	460.6
Long-term debt	1,198.1	1,262.5
Deferred employee benefits	253.7	320.8
Taxes and other credits	19.5	16.7

Total liabilities	2,044.4	2,060.6
Commitments and contingencies
Redeemable noncontrolling interest	1.2	1.3
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2014; no shares authorized or issued at 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,250,000 shares issued at 2014; 42,500,000 shares authorized and 21,250,000 issued at 2013	0.3	0.2
Capital in excess of par value	302.0	189.7
Accumulated deficit	(137.6)	(107.1)
Treasury stock at cost – Common stock of 212,500 shares in 2014 and 2013	(6.6)	(6.6)
Accumulated other comprehensive loss	(199.2)	(188.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(41.1)	(112.0)
Noncontrolling interest	1.7	1.9

Total equity (deficit)	(39.4)	(110.1)

Total liabilities and equity	$2,006.2	$1,951.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Ryerson Inc. (“Ryerson”). Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 66% of Ryerson Holding.

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

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to the 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1/4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors, LLC (“Platinum Advisors”) and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $12.6 million. We borrowed an additional $24.7 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions.

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2014	2013	2014	2013
Carbon Steel Flat	25%	26%	26%	26%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	16	15	16	15
Stainless Steel Flat	16	16	16	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	3	4	3
Aluminum Flat	15	15	14	15
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	2	3	2	3

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2013 contained in Ryerson Holding Corporation’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 8, 2014.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates ASC 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. This update is effective for annual reporting periods beginning after December 15, 2016. We will adopt this guidance for our fiscal year beginning January 1, 2017. We have not decided upon the method of adoption and we are still evaluating the impact the new standard will have, if any, to our financial statements.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual periods, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. We will adopt this guidance for our fiscal year ending December 31, 2016. The adoption of this guidance is not expected to have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014	December 31, 2013
	(In millions)
In process and finished products	$736.0	$733.0

If current cost had been used to value inventories, such inventories would have been $25 million and $67 million lower than reported at September 30, 2014 and December 31, 2013, respectively. Approximately 90% and 91% of inventories are accounted for under the LIFO method at September 30, 2014 and December 31, 2013, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $11.0 million and $11.7 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $91.6 million at September 30, 2014. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2013 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In millions)
Ryerson Secured Credit Facility	$397.6	$369.1
9% Senior Secured Notes due 2017	600.0	600.0
11 1/4% Senior Notes due 2018	200.5	300.0
Foreign debt	29.7	25.7

Total debt	1,227.8	1,294.8
Less:
Short-term credit facility borrowings	—	6.6
Short-term foreign debt	29.7	25.7

Total long-term debt	$1,198.1	$1,262.5

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated the Ryerson Credit Facility, to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At September 30, 2014, Ryerson had $397.6 million of outstanding borrowings, $30 million of letters of credit issued and $293 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at September 30, 2014 and December 31, 2013, respectively.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, JT Ryerson, issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes (together, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantors under the Ryerson Credit Facility.

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

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. As of September 30, 2014, $200.5 million of the original outstanding principal amount of the 2018 Notes remain outstanding. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Foreign Debt

At September 30, 2014, Ryerson China’s total foreign borrowings were $29.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.5% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $8 million and $22 million at September 30, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $4 million and $4 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 6: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and nine month periods ended September 30, 2014 and 2013 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	10	9	2	1
Expected return on assets	(12)	(11)	—	—
Prior service credit	—	—	(1)	—
Recognized actuarial net (gain) loss	3	3	(2)	(2)

Net periodic benefit cost (credit)	$1	$2	$(1)	$(1)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$2	$—	$—
Interest cost	29	27	4	3
Expected return on assets	(36)	(33)	—	—
Prior service credit	—	—	(1)	(1)
Recognized actuarial net (gain) loss	8	10	(6)	(5)

Net periodic benefit cost (credit)	$2	$6	$(3)	$(3)

Remeasurement

In September 2014, the Company amended the plan design of one of its post-retirement medical plans for a significant number of its U.S. retirees, effectively moving a number of participants from a company-sponsored group plan to a defined contribution plan. We completed a remeasurement of the plan as of the announcement date as a result of the plan amendment. The effect of the plan amendment was a reduction of $5.1 million in the accumulated postretirement benefit obligation.

Contributions

The Company has contributed $50.2 million to the pension plan fund through the nine months ended September 30, 2014 and anticipates that it will have a minimum required pension contribution funding of approximately $5.0 million for the remaining three months of 2014.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants were purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. On June 3, 2014, the appellate court affirmed the judgment of the trial court, and in September 2014 the Illinois Supreme Court denied the defendants’ petition to appeal. With this matter now fully adjudicated, this judgment was paid in full in October 2014 by Ryerson’s insurance carriers.

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

There are other various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2014 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In millions)
Derivatives not designated as hedging instruments under ASC 815

Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other accrued liabilities	$0.2	Other accrued liabilities	$0.2

As of September 30, 2014 and December 31, 2013, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.4 million and $2.2 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had 20 tons and 131 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of September 30, 2014 and December 31, 2013, the Company had net 1,880 tons and 4,600 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 1,465 tons and 195 tons as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(In millions)
Metal commodity contracts	Cost of materials sold	$(0.2)	$0.2	$0.1	$(0.5)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014:

	At September 30, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$38.6	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investment	$11.9	$—	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

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

The carrying and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	At September 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$80.5	$80.5	$74.4	$74.4
Restricted cash	1.9	1.9	1.8	1.8
Receivables less provision for allowances, claims and doubtful accounts	467.1	467.1	381.9	381.9
Accounts payable	296.0	296.0	207.3	207.3
Long-term debt, including current portion	1,227.8	1,279.8	1,294.8	1,348.8

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

Assets Held for Sale

The Company had $5.4 million and $4.7 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of September 30, 2014 and December 31, 2013, respectively. The Company recorded zero and $2.0 million of impairment charges in the nine months ended September 30, 2014 and 2013, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at September 30, 2014:

	September 30, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$5.4	$—

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

The Company’s available-for-sale securities as of September 30, 2014 can be summarized as follows:

	At September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(5.5)	$11.9

The Company’s available-for-sale securities as of December 31, 2013 can be summarized as follows:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for these investments and there have been no sales during the nine months ended September 30, 2014.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2014	21,250	$0.2	213	$(6.6)	$189.7	$(107.1)	$(16.6)	$(174.9)	$3.3	$1.9	$(110.1)	$1.3
Net income (loss)	—	—	—	—	—	(30.5)	—	—	—	(0.2)	(30.7)	(0.2)
Issuance of common stock in connection with initial public offering	11,000	0.1	—	—	112.3	—	—	—	—	—	112.4	—
Foreign currency translation	—	—	—	—	—	—	(10.0)	—	—	—	(10.0)	0.1
Changes in defined benefit pension and other post-retirement benefit plans, net of tax provision of $2.8	—	—	—	—	—	—	—	4.5	—	—	4.5	—
Unrealized loss on available-for-sale investment, net of tax benefit of $3.2	—	—	—	—	—	—	—	—	(5.5)	—	(5.5)	—

Balance at September 30, 2014	32,250	$0.3	213	$(6.6)	$302.0	$(137.6)	$(26.6)	$(170.4)	$(2.2)	$1.7	$(39.4)	$1.2

The following table details the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2014	$(16.6)	$(174.9)	$3.3
Other comprehensive income (loss) before reclassifications	(10.0)	3.9	(5.5)
Amounts reclassified from accumulated other comprehensive income	—	0.6	—

Net current-period other comprehensive income (loss)	(10.0)	4.5	(5.5)

Balance at September 30, 2014	$(26.6)	$(170.4)	$(2.2)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended	Nine Months Ended
	September 30, 2014
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.6	$1.8	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.4)	(1.1)	Warehousing, delivery, selling, general and administrative

Total before tax	0.2	0.7
Tax provision	—	0.1

Net of tax	$0.2	$0.6

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended	Nine Months Ended
	September 30, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.6	$4.9	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.3)	(1.0)	Warehousing, delivery, selling, general and administrative

Total before tax	1.3	3.9
Tax provision	0.1	0.4

Net of tax	$1.2	$3.5

NOTE 10: RELATED PARTIES

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million that will be paid in August 2015. The Company recognized the $25.0 million termination fee within Warehousing, delivery, selling, general and administrative expense during the third quarter of 2014. The total advisory fee, including the termination fee, recorded in the first nine months of 2014 and 2013 was $28.3 and $3.8 million respectively.

NOTE 11: INCOME TAXES

For the three months ended September 30, 2014, the Company recorded an income tax benefit from operations of $4.9 million compared to income tax expense of $2.8 million in the prior year period. The $4.9 million tax benefit in the third quarter of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the nine months ended September 30, 2014, the Company recorded income tax expense of $0.7 million compared to $5.9 million in the prior year. The $0.7 million tax expense in the first nine months of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. In 2013, the Company recognized a total net tax benefit of $124.2 million due to the release of a portion of the valuation allowance as the Company determined it was more likely than not that certain deferred tax assets will be realized.

The Company will continue to maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $23.1 million at September 30, 2014 and December 31, 2013.

NOTE 12: EARNINGS PER SHARE

On July 16, 2007, Ryerson Holding was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2014	2013	2014	2013
	(In millions, except per share data)
Net income available to common stockholders	$(34.7)	$3.0	$(30.5)	$9.1

Average shares of common stock outstanding	27.5	21.3	23.2	21.3

Basic and diluted earnings per share	$(1.26)	$0.14	$(1.31)	$0.43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. (See also Part II, Item 1A of this report, “Risk Factors,” and the “Risk Factors” section of Ryerson Holding Corporation’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 8, 2014). Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2013 in Ryerson Holding Corporation’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 8, 2014.

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

Results of Operations—Comparison of Third Quarter 2014 to Third Quarter 2013

	Three months ended September 30, 2014	% of Net Sales	Three months ended September 30, 2013	% of Net Sales
	($ in millions)
Net sales	$947.9	100.0%	$859.8	100.0%
Cost of materials sold	798.4	84.2	704.7	82.0

Gross profit	149.5	15.8	155.1	18.0
Warehousing, delivery, selling, general and administrative expenses	154.1	16.3	120.2	14.0
Gain on sale of assets	(1.3)	(0.2)	—	—
Impairment charges on fixed assets	—	—	1.1	0.1

Operating profit (loss)	(3.3)	(0.3)	33.8	3.9
Other expenses	(36.4)	(3.9)	(28.2)	(3.3)

Income (loss) before income taxes	(39.7)	(4.2)	5.6	0.6
Provision (benefit) for income taxes	(4.9)	(0.5)	2.8	0.3

Net income (loss)	(34.8)	(3.7)	2.8	0.3
Less: Net loss attributable to noncontrolling interest	(0.1)	—	(0.2)	—

Net income (loss) attributable to Ryerson Holding Corporation	$(34.7)	(3.7)%	$3.0	0.3%

Basic and diluted earnings (loss) per share	$(1.26)		$0.14

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2014 and 2013:

	Three Months Ended September 30,
Product Line	2014	2013
Carbon Steel Flat	25%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	16	15
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	15	15
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Net sales. Revenue for the third quarter of 2014 increased 10.2% from the same period a year ago to $947.9 million. Average selling price increased 10.4% while tons sold decreased 0.2% in the third quarter of 2014 reflecting slightly improved economic conditions in the metals market as well as higher nickel surcharges on stainless steel products. Our stainless plate, stainless flat, carbon plate and carbon flat product lines had the largest increases in average selling price. Tons sold decreased for our carbon flat and aluminum long product lines in the third quarter of 2014 compared to the year-ago quarter offset by increases in shipments of aluminum plate, aluminum flat and stainless long products.

Cost of materials sold. Cost of materials sold increased 13.3% to $798.4 million in the third quarter of 2014 compared to $704.7 million in the third quarter of 2013. The increase in cost of materials sold in the third quarter of 2014 compared to the same period a year ago is primarily due to an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,541 in the third quarter of 2014 from $1,358 in the third quarter of 2013. The average cost of materials sold for our carbon plate, stainless flat, carbon flat and stainless plate product lines increased more than our other products, in line with the change in average selling price per ton. During the third quarter of 2014, LIFO expense was $19.1 million compared to LIFO income of $9.5 million in the third quarter of 2013.

Gross profit. Gross profit decreased by $5.6 million to $149.5 million in the third quarter of 2014 compared to the third quarter of 2013. Gross profit as a percent of sales in the third quarter of 2014 decreased to 15.8% from 18.0% in the third quarter of 2013. While our revenue per ton increased in the third quarter of 2014 as compared to the third quarter of 2013, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $31.5 million to $152.8 million in the third quarter of 2014 from $121.3 million in the third quarter of 2013. The increase was primarily due to a $25.0 million charge to terminate the advisory service agreement with Platinum Equity Advisors, LLC in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 10, “Related Parties” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We also recognized $7.7 million of transaction compensation expense associated with the initial public offering. In addition, incentive compensation expense was $6.1 million higher in the third quarter of 2014 compared to the third quarter of 2013. Partially offsetting these increases was a decrease in employee benefits expense, primarily pension and medical expenses, of $2.4 million, a decrease in salaries and wages of $1.4 million, a gain on the sale of assets of $1.3 million in the third quarter of 2014 and an impairment charge on fixed assets in the third quarter of 2013 of $1.1 million. On a per ton basis, third quarter of 2014 operating expenses increased to $295 per ton from $234 per ton in the third quarter of 2013.

Operating profit. For the third quarter of 2014, the Company reported an operating loss of $3.3 million, or $6 per ton, compared to an operating profit of $33.8 million, or $65 per ton, in the third quarter of 2013, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $27.9 million in the third quarter of 2014 from $27.1 million in the third quarter of 2013, primarily due to a $1.2 million charge to write-off a portion of prepaid debt issuance costs associated with our 11 1/4% Senior Notes due 2018 (the “2018 Notes”) upon redeeming $99.5 million principal amount of the 2018 Notes in the third quarter of 2014. Other income and (expense), net was a charge of $8.5 million in the third quarter of 2014 as compared to a charge of $1.1 million in the same period a year ago. The third quarter of 2014 included an $11.2 million loss consisting of an early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $2.5 million of foreign currency gains. The $1.1 million of other expense in the third quarter of 2013 was primarily related to foreign currency losses.

Provision for income taxes. In the third quarter of 2014, the Company recorded an income tax benefit of $4.9 million compared to income tax expense of $2.8 million in the third quarter of 2013. The $4.9 million income tax benefit in the third quarter of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $2.8 million income tax expense in the third quarter of 2013 primarily represents foreign and U.S. state income tax expense and adjustments related to our tax LIFO inventory method.

Earnings per share. Basic and diluted loss per share was $1.26 in the third quarter of 2014 compared to earnings per share of $0.14 in the third quarter of 2013. The changes in earnings per share are due to the results of operations discussed above and an increase of 6.2 million average shares outstanding in the third quarter of 2014 compared to the third quarter of 2013 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Results of Operations—Comparison of First Nine Months 2014 to First Nine Months 2013

	Nine months ended September 30, 2014	% of Net Sales	Nine months ended September 30, 2013	% of Net Sales
	($ in millions)
Net sales	$2,753.8	100.0%	$2,657.8	100.0%
Cost of materials sold	2,302.2	83.6	2,188.4	82.3

Gross profit	451.6	16.4	469.4	17.7
Warehousing, delivery, selling, general and administrative expenses	392.1	14.2	363.2	13.7
Restructuring and other charges	—	—	2.1	0.1
Gain on sale of assets	(1.3)	—	—	—
Impairment charges on fixed assets and goodwill	—	—	8.8	0.3

Operating profit	60.8	2.2	95.3	3.6
Other expenses	(91.0)	(3.3)	(81.2)	(3.1)

Income (loss) before income taxes	(30.2)	(1.1)	14.1	0.5
Provision for income taxes	0.7	—	5.9	0.2

Net income (loss)	(30.9)	(1.1)	8.2	0.3
Less: Net loss attributable to noncontrolling interest	(0.4)	—	(0.9)	—

Net income (loss) attributable to Ryerson Holding Corporation	$(30.5)	(1.1)%	$9.1	0.3%

Basic and diluted earnings per share	$(1.31)		$0.43

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2014 and 2013:

	Nine Months Ended September 30,
Product Line	2014	2013
Carbon Steel Flat	26%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	16	15
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	14	15
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Net sales. Revenue for the first nine months of 2014 increased 3.6% from the first nine months of 2013 to $2,753.8 million. Average selling price increased 4.0% while tons sold decreased 0.4% reflecting stable economic conditions in the metals market in the first nine months of 2014 compared to the same period a year ago. Our carbon flat and carbon plate product lines had the largest increases in average selling price partially offset by decreases in the average selling price of our aluminum plate and aluminum flat products. Tons sold in the first nine months of 2014 decreased for our aluminum long and carbon flat product lines offset by increases in shipments of aluminum flat, stainless plate and stainless flat products.

Cost of materials sold. Cost of materials sold increased 5.2% in the first nine months of 2014 to $2,302.2 million compared to $2,188.4 million for the same period in 2013. The increase in cost of materials sold in 2014 compared to 2013 is primarily due to an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,482 in the first nine months of 2014 from $1,404 in the first nine months of 2013. The average cost of materials sold for our carbon flat and carbon plate product lines increased more than our other products, in line with the change in average selling price per ton. During the first nine months of 2014, LIFO expense was $42.0 million compared to LIFO income of $26.6 million in the first nine months of 2013.

Gross profit. Gross profit decreased by $17.8 million to $451.6 million in the first nine months of 2014. Gross profit per ton decreased to $291 per ton in the first nine months of 2014 from $301 per ton in the year-ago period due to the increase in cost of materials sold. Gross profit as a percent of sales in the first nine months of 2014 decreased to 16.4% from 17.7% a year ago. While revenue per ton increased in the first nine months of 2014 as compared to the first nine months of 2013, our cost of materials sold increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $16.7 million to $390.8 million in the first nine months of 2014 from $374.1 million in the first nine months of 2013. The increase was primarily due to a $25.0 million charge to terminate the advisory service agreement with Platinum Equity Advisors, LLC in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 10, “Related Parties” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We also recognized $7.7 million of transaction compensation expense associated with the initial public offering. In addition, incentive compensation expense was $11.8 million higher in the first nine months of 2014 compared to the first nine months of 2013. Partially offsetting these increases were impairment charges on goodwill and fixed assets of $8.8 million and a $2.1 million restructuring charge related to a facility closure in the first nine months of 2013 and decreases in expense in the first nine months of 2014 compared to the first nine months of 2013 in salaries and wages of $7.0 million resulting from lower employment levels, in employee benefits expense, primarily pension and medical expenses, of $6.1 million and in reorganization costs of $3.3 million. We also recorded a gain on the sale of assets of $1.3 million in the first nine months of 2014. On a per ton basis, the first nine months of 2014 operating expenses increased to $252 per ton from $240 per ton in the first nine months of 2013.

Operating profit. For the first nine months of 2014, the Company reported an operating profit of $60.8 million, or $39 per ton, compared to $95.3 million, or $61 per ton, in the first nine months of 2013, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $82.8 million in the first nine months of 2014 from $83.3 million in the first nine months of 2013, primarily due to lower commitment fees on the unused portion of the credit facility in the first nine months of 2014 partially offset by a $1.2 million charge to write-off a portion of prepaid debt issuance costs associated with our 2018 Notes upon redeeming $99.5 million principal amount of the 2018 Notes in September 2014. Other income and (expense), net was expense of $8.2 million in the first nine months of 2014 as compared to income of $2.1 million in the same period a year ago. The first nine months of 2014 included an $11.2 million loss consisting of an early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $2.6 million of foreign currency gains. The $2.1 million of other income in the first nine months of 2013 was primarily related to foreign currency gains.

Provision for income taxes. In the first nine months of 2014, the Company recorded income tax expense of $0.7 million compared to $5.9 million in the first nine months of 2013. The $0.7 million income tax expense in the first nine months of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $5.9 million income tax expense in the first nine months of 2013 primarily represents foreign and U.S. state income tax expense for the period and adjustments related to our tax LIFO inventory method.

Earnings per share. Basic and diluted loss per share was $1.31 in the first nine months of 2014 compared to income per share of $0.43 in the first nine months of 2013. The changes in earnings per share are due to the results of operations discussed above and an increase of 1.9 million in average shares outstanding in the first nine months of 2014 compared to the first nine months of 2013 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

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

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$(34.7)	$88.0
Net cash used in investing activities	(9.9)	(12.9)
Net cash provided by (used in) financing activities	55.3	(62.5)
Effect of exchange rates on cash and cash equivalents	(4.6)	(2.7)

Net increase in cash and cash equivalents	$6.1	$9.9

The Company had cash and cash equivalents at September 30, 2014 of $80.5 million, compared to $74.4 million at December 31, 2013. The Company had $1,228 million and $1,295 million of total debt outstanding and a debt-to-capitalization ratio of 103% and 109% at September 30, 2014 and December 31, 2013, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $394 million at September 30, 2014 versus $351 million at December 31, 2013. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$81	$74
Marketable securities	12	21
Availability on Ryerson Credit Facility and foreign debt facilities	301	256

Total liquidity	$394	$351

Of the total cash and cash equivalents, as of September 30, 2014, $56.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash used in operating activities of $34.7 million in the first nine months of 2014 was primarily due to an increase in accounts receivable of $88.3 million resulting from an increase in the average selling price of material at the end of the third quarter of 2014 compared to year-end 2013, pension contributions of $50.2 million and the net loss in the first nine months of 2014 of $30.9 million, partially offset by an increase in accounts payable of $67.6 million resulting from a higher level of material purchases at the end of the third quarter of 2014 compared to year-end 2013, non-cash depreciation and amortization expense of $34.0 million and an increase in accrued liabilities of $28.4 million. Net cash provided by operating activities of $88.0 million in the first nine months of 2013 was primarily due to a decrease in inventory of $36.5 million as the company reduced inventory levels to correspond to the weaker metals market, an increase in accounts payable of $36.4 million resulting from a higher level of material purchases at the end of the third quarter of 2013 compared to year-end 2012, non-cash depreciation and amortization expense of $34.7 million, an increase in accrued liabilities of $21.4 million, non-cash impairment charges on fixed assets and goodwill of $8.8 million and net income of $8.2 million, partially offset by an increase in accounts receivable of $27.2 million resulting from higher sales levels in the first nine months of 2013 compared to year-end 2012 and pension contributions of $37.3 million.

Capital expenditures during the first nine months of 2014 totaled $13.7 million compared to $16.5 million in the first nine months of 2013. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.9 million and $4.3 million during the first nine months of 2014 and 2013, respectively.

Net cash provided by financing activities in the first nine months of 2014 was $55.3 million compared to net cash used in financing activities of $62.5 million in the first nine months of 2013. Net cash provided by financing activities in the first nine months of 2014 was primarily related to net proceeds of $112.4 million from our initial public stock offering on August 13, 2014. We then redeemed $99.5 million principal amount of our 2018 Notes for $110.7 million in September 2014. In addition, in the first nine months of 2014, credit facility borrowings increased $32.5 million, primarily to fund cash used in operating activities and capital expenditures described above, and book overdrafts increased $21.8 million. Net cash used in financing activities in the first nine months of 2013 was primarily related to repayments on credit facility borrowings as a result of the net cash provided by operating activities discussed above.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of receiving proceeds from our initial public offering to redeem $99.5 million of the 2018 Notes, offset by net cash used in operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,227.8 million at September 30, 2014 from $1,294.8 million at December 31, 2013.

Total debt outstanding as of September 30, 2014 consisted of the following amounts: $397.6 million borrowing under the Ryerson Credit Facility, $600.0 million principal amount of the 2017 Notes, $200.5 million principal amount of the 2018 Notes (together with the 2017 Notes, the “2017 and 2018 Notes”), and $29.7 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated the Ryerson Credit Facility, to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At September 30, 2014, Ryerson had $397.6 million of outstanding borrowings, $30 million of letters of credit issued and $293 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at September 30, 2014 and December 31, 2013, respectively.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, JT Ryerson, issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantors under the Ryerson Credit Facility.

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

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. As of September 30, 2014, $200.5 million of the original outstanding principal amount of the 2018 Notes remain outstanding. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Foreign Debt

At September 30, 2014, Ryerson China’s total foreign borrowings were $29.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.5% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $8 million and $22 million at September 30, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $4 million and $4 million at September 30, 2014 and December 31, 2013, respectively.

Pension Funding

At December 31, 2013, pension liabilities exceeded plan assets by $203 million. The Company anticipates that it will have a minimum required pension contribution of approximately $55 million in 2014 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2014, the Company has made $50 million in pension contributions, and anticipates an additional $5 million of contributions in the remaining three months of 2014. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2014.

Contractual Obligations

The following table presents contractual obligations at September 30, 2014:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$600	$—	$—	$600	$—
2018 Notes	201	—	—	201	—
Ryerson Credit Facility	398	—	398	—	—
Foreign Debt	30	30	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	280	85	169	26	—
Purchase Obligations (4)	44	41	3	—	—
Operating Leases	119	26	41	25	27
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	4	1	2	1	—

Total	$1,677	$183	$613	$853	$28

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,280 million at September 30, 2014 and $1,349 million at December 31, 2013 as compared with the carrying value of $1,228 million and $1,295 million at September 30, 2014 and December 31, 2013, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2014 by approximately $2.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.4 million outstanding at September 30, 2014 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2014, the Company recognized a gain less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2014 would not have a material effect to the financial statements.

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

As of September 30, 2014, we had 20 tons of nickel futures or option contracts, 1,880 tons of hot roll coil swaps and 1,465 tons of aluminum price swaps outstanding with a value of zero, a liability value of $0.1 million and a value of zero, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2014, the Company recognized a gain of $0.1 million associated with its metal commodity derivatives. A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2014 would not have a material effect to the financial statements.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and administrative proceedings arising in the ordinary course of our business. We do not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

For additional information concerning legal proceedings, see Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Ryerson Holding Corporation’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 8, 2014, and there have been no material changes to the risks listed therein.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Ryerson Holding Corporation 2014 Omnibus Incentive Plan (1)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Exhibit 10.1 was filed under Exhibit 10.12 in the Company’s Amendment No. 21 to the Company’s Registration Statement on Form S-1, filed on July 24, 2014, and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/S/ EDWARD J. LEHNER
Edward J. Lehner Executive Vice President & Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: November 12, 2014