Form 10-K
period 2014-12-31
Ryerson Holding Corp
filed 2015-03-16
CIK 1481582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(312) 292-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock - $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on August 13, 2014 as reported by the New York Stock Exchange on such date was approximately $113,167,880. The registrant has elected to use August 13, 2014, which was the settlement date of our initial public offering, as the calculation date because on June 30, 2014 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 16, 2015, there were 32,037,500 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	cyclicality of our business, due to the cyclical nature of our customers’ businesses;

•	impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;

•	remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources;

•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins, or during periods of generally declining prices, when our customers may demand that price decreases be passed fully on to them more quickly than we are able to obtain similar discounts from our suppliers;

•	our substantial indebtedness and the covenants in instruments governing such indebtedness;

•	the failure to effectively integrate newly acquired operations;

•	regulatory and other operational risks associated with our operations located outside of the United States;

•	fluctuating operating results depending on seasonality;

•	potential damage to our information technology infrastructure;

•	work stoppages;

•	certain employee retirement benefit plans that are underfunded and the actual costs could exceed current estimates;

•	future funding for postretirement employee benefits may require substantial payments from current cash flow;

•	prolonged disruption of our processing centers;

•	ability to retain and attract management and key personnel;

•	ability of management to focus on North American and foreign operations;

•	termination of supplier arrangements;

•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;

•	the impact of new or pending litigation against us;

•	a risk of product liability claims;

•	our risk management strategies may result in losses;

•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;

•	management of inventory and other costs and expenses; and

•	consolidation in the metals producer industry, in which we purchase products, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability.

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

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc. (“Ryerson”), formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock. Ryerson Holding conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries (including Ryerson prior to its dissolution through merger), are collectively referred to herein as “Ryerson Holding,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors LLC (“Platinum Advisors”), and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions.

Our Company

We believe we are one of the largest processors and distributors of metals in North America measured in terms of sales, with global operations in North America, China and Brazil. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We process and distribute a full line of over 70,000 products in stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than one-half of the products we sell are processed to meet customer requirements. We use various processing and fabricating techniques to process materials to a specified thickness, length, width, shape and surface quality pursuant to customer orders. For the year ended December 31, 2014, we purchased 2.0 million tons of materials from suppliers throughout the world.

We operate over 90 facilities across North America, six facilities in China and one facility in Brazil. Our service centers are strategically located in close proximity to our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2014 and 2013 were 14.0% and 14.2%, respectively.

In addition to providing a wide range of flat and long metals products, we offer numerous value-added processing and fabrication services such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, roll forming, tube manufacturing, polishing, shearing, forming, stamping, punching, rolling shell plate to radius and beveling to process materials to a specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Our value proposition also includes providing a superior level of customer service and responsiveness, technical services and inventory management solutions. Our breadth of services allows us to create long-term partnerships with our customers and enhances our profitability.

We serve approximately 40,000 customers across a wide range of manufacturing end markets. We believe the diverse end markets we serve reduce the volatility of our business in the aggregate. Our geographic network and broad range of products and services allow us to serve large, international manufacturing companies across multiple locations.

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

Competitive Strengths

Leading Market Position in North America

We believe we are one of the largest service center companies for carbon and stainless steel as well as aluminum based on sales in the North American market where we have a broad geographic presence with over 90 locations.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada and Mexico helps us to utilize our expertise to more efficiently serve customers with complex supply chain requirements across multiple manufacturing locations. We believe this is a key differentiator among customers who need a supplier that can reliably and consistently support them. Our ability to transfer inventory among our facilities better enables us to more timely and profitably source and process specialized items at regional locations throughout our network than if we were required to maintain inventory of all products and specialized equipment at each location.

We believe with our significant footprint in the North American market, combined with our significant scale and operating leverage, a cyclical recovery of the service center industry supported by long-term growth trends in our end-markets should allow us to experience higher growth rates relative to North American economic improvement, but there can be no guarantee that we will experience such higher growth rates.

Broad Geographic Reach across Attractive End Markets.

Our operations cover a diverse range of industries, including industrial equipment manufacturing, industrial fabrication, electrical machinery production, transportation equipment manufacturing, heavy equipment manufacturing and oil and gas. We believe the industries we serve will provide demand for our products and services as the North American manufacturing economy continues to grow. We also believe that the continued trend of moving manufacturing to the United States from overseas should benefit us with our broad North American platform. In addition, we expect to benefit from continued growth in international markets that will help spur demand at domestic manufacturing facilities that sell into the global market. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Since 2011, we have opened eleven new service centers in previously underserved North American regions. We have acquired another eleven facilities to complement our existing locations and expanded the product offering in many locations based on customer demand. Over the last three years, a significant portion of our capital expenditures have been made to expand our long and plate processing capabilities. We believe that our expanded presence in select regions and products positions us well to capture further growth in these regions and products.

Although there can be no guarantee of growth, we believe a number of our other strategies, such as improving our product mix, pricing our products and services based on the value we provide our customers, growing our large national network, and expanding our diverse operating capabilities, will provide us with growth opportunities.

In addition, we have utilized our leadership and experience in the North American markets to establish operations in China, the largest and one of the highest growth metals markets in the world, as well as in Brazil.

Given the highly fragmented nature of the service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. Given our large scale and geographic reach, we believe we can add value to these businesses in a number of ways, including providing greater purchasing power, access to additional end markets and broadening product mix. Although we do not have any current plans to engage in any specific acquisitions, from time to time and in the ordinary course of business, we regularly evaluate potential acquisition opportunities.

Lean Operating Structure Providing Operating Leverage.

Since 2007, we have transformed our operating model by decentralizing our operations and reducing our cost base, improving our operating efficiency while also providing the flexibility for further growth in our target markets. In 2014, warehousing, delivery, selling, general and administrative expenses increased $29.1 million or 6.1% from 2013. Excluding one-time IPO-related expenses of $32.7 million, warehousing, delivery, selling, general and administrative expenses declined 0.7% to $476.5 million as compared to $480.1 million in 2013, despite growing sales by 4.7% over the period.

We have also focused on process improvements in inventory management. Average inventory days excluding LIFO decreased from 84 days in 2013 to 82 days in 2014, our average inventory days have improved on an overall basis from 100 days in 2006. This reduction has decreased our exposure to metals price movements as well as increased capacity in our facilities to devote to higher margin products. These organizational and operating changes have improved our operating structure, working capital management and efficiency.

As a result of our initiatives, we have increased our financial flexibility and believe we have a favorable cost structure compared to many of our peers. This will provide significant operating leverage.

Extensive Breadth of Products and Services for Diverse Customer Base.

We carry a full range of over 70,000 products, including aluminum, carbon, stainless and alloy steels and a limited line of nickel and red metals. In addition, we provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,000,000 orders per year. We also provide supply chain solutions, including just-in-time delivery, and value-added components to many original equipment manufacturers.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other service center companies are able to offer.

For the year ended December 31, 2014, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 11% of our sales.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is an effective method for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength through continued focus on price and volume using an analytics-driven approach to procurement. In addition, we view our strategic suppliers as supply chain partners. Our coordinated effort focused on logistics, lead times, rolling schedules, and scrap return programs ultimately results in value-based buying that is advantageous for us. Metals producers worldwide are consolidating, and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. Our relationships with suppliers often provides us with access to metals when supply is constrained. Through our knowledge of the global metals marketplace and capabilities of specific mills we believe we have developed a global purchasing strategy that allows us to secure favorable prices across our product lines.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy in the last three years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. The senior executive team’s extensive experience in international markets and outside the service center industry provides perspective to drive profitable growth. Our CEO, Mr. Michael Arnold, joined the Company in January 2011 and has 35 years of diversified industrial experience. Mr. Edward Lehner, who has been our CFO since August 2012, has 24 years of experience, predominantly in the metals industry. Under their leadership, we have increased our focus on positioning the Company for growth and enhanced profitability. As previously disclosed by the Company, Mr. Arnold will be retiring from his positions with the Company and its subsidiaries in 2015. An exact date for Mr. Arnold’s retirement has not yet been determined.

Industry Outlook

We believe that the North American economy has grown since the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was 55.1% in December 2014, marking the 25th consecutive month and the 59th of the last 60 months in the five year period from 2010 to 2014 that the PMI reading was above 50%, which indicates that the manufacturing economy is generally expanding. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Furthermore, the overall U.S. economy is expected to continue growing as evidenced by Federal Reserve’s midrange forecasted GDP growth rates of 2.8%, 2.7%, and 2.4% for 2015, 2016, and 2017, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance and construction end markets. One of our key end markets is within the industrial equipment sector and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production grew by 4.0% in 2014 and is expected to grow by 3.7% in 2015 and 3.4% in 2016.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund, China’s GDP grew 7.4% in 2014 and is projected to grow 6.8% in 2015 and 6.3% in 2016.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2014, 2013 and 2012:

Product Line	2014	2013	2012
Carbon Steel Flat	25%	26%	25%
Carbon Steel Plate	12	11	13
Carbon Steel Long	15	15	15
Stainless Steel Flat	16	16	15
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	4
Aluminum Flat	15	15	14
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	2	3	3

Total	100%	100%	100%

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

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2014, no single customer accounted for more than 2% of our sales, and the top 10 customers accounted for less than 11% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The following table shows the Company’s percentage of sales by class of customers for 2014, 2013 and 2012:

	Percentage of Sales
Class of Customer	2014	2013	2012
Industrial equipment	32%	34%	36%
Transportation equipment manufacturers	21	20	17
Industrial fabricators	14	14	21
Heavy equipment	10	11	9
Electrical machinery producers	7	9	7
Oil & gas	9	8	7
Other	7	4	3

Total	100%	100%	100%

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

Suppliers

For the year ended December 31, 2014, our top 25 suppliers accounted for approximately 75% of our purchase dollars.

We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements because we believe that we have good relationships with our suppliers and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 650 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2014, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to an increase of $98.4 million.

	Additions	Retirements or Sales	Net
	(In millions)
2014	$21.6	$6.3	$15.3
2013	20.2	13.5	6.7
2012	40.8	18.0	22.8
2011	47.0	14.9	32.1
2010	27.0	5.5	21.5

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $30 million for 2015. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2014, we employed approximately 3,200 persons in North America, 400 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-six percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Eight renewal contracts covering approximately 170 employees were successfully negotiated in 2014. We also successfully negotiated a first contract for a recently organized facility in Montreal, Quebec in 2014. Eight contracts covering approximately 200 employees are currently scheduled to expire in 2015.

Environmental, Health and Safety Matters

Our facilities and operations are subject to many foreign, federal, state and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure and other matters. We believe that our operations are currently in substantial compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements or to pay for any investigations, corrective action or claims. Claims, enforcement actions, or investigations regarding personal injury, property damage, or violation of environmental laws could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement safeguards to mitigate any environmental, health and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, which costs and liabilities could have a material adverse effect on the results of operations, financial condition or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state and local level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot accurately predict the financial impact of future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

Some of the properties currently or previously owned or leased by us are located in industrial areas or have a long history of heavy industrial use. We may incur environmental liabilities with respect to these properties in the future including cost of investigations, corrective action, claims for natural resource damages, claims by third parties relating to property damages or claims relating to contamination at sites where we have sent waste for treatment or disposal. Based on currently available information we do not expect any investigation or remediation matters or claims related to properties presently or formerly owned or operated or to which we have sent waste for treatment or disposal would have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

Intellectual Property

We own several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and vigorously defend these rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole. The $600 million outstanding under the 9% Senior Secured Notes due 2017 (the “2017 Notes”) is secured by our intellectual property.

Foreign Operations

Our foreign operations as a percentage of total sales for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
Foreign Location	2014	2013	2012
Canada	8%	9%	10%
China	4	4	3
Mexico	< 1	< 1	< 1
Brazil	< 1	< 1	<1

Our foreign assets as a percentage of consolidated assets at December 31, 2014, 2013, and 2012 were as follows:

	At December 31,
Foreign Location	2014	2013	2012
Canada	9%	10%	11%
China	4	5	5
Mexico	1	< 1	< 1
Brazil	< 1	< 1	<1

Ryerson Canada

Ryerson Canada, an indirect wholly-owned Canadian subsidiary of Ryerson, is a metals service center and processor. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Toronto (ON) (includes Canadian headquarters), Vaudreuil (QC) and Saskatoon (SK), Canada.

Ryerson China

In 2006, Ryerson Inc., formerly the direct subsidiary of Ryerson Holding, and VSC and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. We increased ownership of Ryerson China from 40% to 80% in the fourth quarter of 2008 for a total purchase cost of $18.5 million. We consolidated the operations of Ryerson China as of October 31, 2008. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China for $17.5 million. As a result, Ryerson China is now an indirect wholly owned subsidiary of Ryerson Holding. Ryerson China is based in Kunshan and operates six processing and service centers in Guangzhou, Dongguan, Kunshan and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson, operates as a metals service center and processor. Ryerson formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has service centers in Monterrey, Tijuana, and Hermosillo.

Brazil

In February 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. As of such date, we, through Açofran, lease one service center in São Paulo, Brazil.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Ryerson Holding Corporation, 227 W. Monroe, 27th Floor, Chicago, Illinois 60606.

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

Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. These industries include manufacturing, electrical production and transportation. We do not expect the cyclical nature of our industry to change.

The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and 2009 and affected Ryerson and other metals service centers. Beginning in late 2008 and continuing through 2014, the metals industry, including Ryerson and other service centers, felt additional effects of the global economic crisis and recovery thereto and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. The Company has implemented a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the Company may take in response to further deterioration in economic and financial conditions, will be sufficient.

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by calculating the fair value of a reporting unit using an average of an income approach based on discounted future cash flows and a market approach at the date of valuation. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products, could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

A substantial decline in the value of our available-for-sale security may result in an “other than temporary” impairment charge.

Our investment in one available-for-sale security has unrealized losses of $6.2 million as of December 31, 2014. We may be required to record future impairment charges on our investment if it suffers further declines in value that are considered other-than-temporary, and such other-than-temporary impairment charges would adversely affect our earnings. Considerations used to determine other-than-temporary impairment status to investment securities available-for-sale include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

The metals distribution business is very competitive and increased competition could reduce our revenues and gross margins.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2008 and 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Notwithstanding recent price increases, metals prices may decline, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2014, our total indebtedness was approximately $1,259.1 million and we had approximately $245 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

We may also incur additional indebtedness in the future. The terms of the Ryerson Credit Facility and the indentures governing our outstanding notes restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The covenants in the Ryerson Credit Facility and the indentures governing our notes impose, and covenants contained in agreements governing indebtedness that we incur in the future may impose, restrictions that may limit our operating and financial flexibility.

The Ryerson Credit Facility and the indentures governing our outstanding notes contain a number of significant restrictions and covenants that limit our ability and the ability of our restricted subsidiaries, including JT Ryerson, to:

•	incur additional debt;

•	pay dividends on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of our assets; and

•	engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. As of December 31, 2014, total credit availability was $245 million based upon eligible accounts receivable and inventory pledged as collateral.

Additionally, subject to certain exceptions, the indentures governing the outstanding notes restrict JT Ryerson’s ability to pay us dividends to the extent of 50% of future net income, once prior losses are offset. Future net income is defined in the indenture governing the notes as net income adjusted for, among other things, the inclusion of dividends from joint ventures actually received in cash by JT Ryerson, and the exclusion of: (i) all extraordinary gains or losses; (ii) a certain portion of net income allocable to minority interest in unconsolidated persons or investments in unrestricted subsidiaries; (iii) gains or losses in respect of any asset sale on an after tax basis; (iv) the net income from any disposed or discontinued operations or any net gains or losses on disposed or discontinued operations, on an after-tax basis; (v) any gain or loss realized as a result of the cumulative effect of a change in accounting principles; (vi) any fees and expenses paid in connection with the issuance of the notes; (vii) non-cash compensation expense incurred with any issuance of equity interest to an employee; and (viii) any net after-tax gains or losses attributable to the early extinguishment of debt. Our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in the Ryerson Credit Facility and the indentures governing the notes. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with financial covenants that are contained in the Ryerson Credit Facility or that may be contained in any future indebtedness. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2014, we had approximately $435.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $245 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $3.7 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Certain of our operations are located outside of the United States, primarily in Canada, China, Mexico and Brazil. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving any other thing of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties.

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

Our revenue and operating results may fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate; and

•	the cyclical nature of our customers’ business

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

As of December 31, 2014, we employed approximately 3,200 persons in North America, 400 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-six percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Eight renewal contracts covering approximately 170 employees were successfully negotiated in 2014. We also successfully negotiated a first contract for a recently organized facility in Montreal, Quebec in 2014. Eight contracts covering approximately 200 employees are currently scheduled to expire in 2015.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2014, our pension plan had an unfunded liability of $277 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2014 was $101 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise.

If we are unable to retain and attract management and key personnel, it may adversely affect our business.

We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team such as our CEO, Michael C. Arnold, who has announced that he will retire from the Company in 2015, could adversely affect our business and possibly prevent us from improving our operational, financial and information management systems and controls. In the future, we may need to retain and hire additional qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel. Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified employees each year.

Our existing international operations and potential joint ventures may cause us to incur costs and risks that may distract management from effectively operating our North American business, and such operations or joint ventures may not be profitable.

We maintain foreign operations in Canada, China, Mexico and Brazil. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2014, our top 25 suppliers represented approximately 75% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs related to environmental, health and safety laws.

Our operations are subject to increasingly stringent environmental, health and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of regulated materials and the investigation and remediation of contaminated soil, surface water and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers. In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the United States Securities and Exchange Commission (“SEC”) adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant cost related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourself against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer.

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

As of December 31, 2014, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 84 operational facilities, including 6 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 48% of these facilities are leased. The lease terms expire at various times through 2025. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR(2)	Owned
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased
Wilmington, DE	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Duluth, GA	Owned/Vacated
Norcross, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA	Leased
Marshalltown, IA	Owned

Location	Own/Lease
Boise, ID	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL(2)	Leased
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Jenison, MI	Owned/Vacated
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Charlotte, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Liverpool, NY*	Leased/Vacated
Columbus, OH	Leased
Hamilton, OH*	Leased
Streetsboro, OH	Leased
Strongsville, OH	Owned
Warren, OH	Leased
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN*	Leased
Memphis, TN	Owned
Cooper, TX	Leased
Dallas, TX	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX(3)	Leased
McAllen, TX	Leased
Odessa, TX	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned

Location	Own/Lease
Baldwin, WI	Leased
Green Bay, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson, has 10 operational facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Three facilities are leased. The lease terms expire at various times through 2025.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Toronto, ON (includes Canadian Headquarters)	Owned
Laval, QC	Leased/Vacated
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

Operations in China

Ryerson China, an indirect wholly owned subsidiary of Ryerson, has six service and processing centers in China, at Guangzhou, Dongguan, Kunshan and Tianjin, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own three buildings in China and have purchased the related land use rights. The remainder of our facilities are leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson, has three facilities in Mexico. We have service centers in Monterrey, Tijuana, and Hermosillo, all of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

Operations in Brazil

On February 17, 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. We, through Açofran, lease one service center in São Paulo, Brazil. The facility is in good condition and is adequate for its existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

Information concerning our legal proceedings is set forth in Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of March 2, 2015:

Michael C. Arnold, 58, has been our Chief Executive Officer and President since January 2011. Prior to joining the Company, he served as executive vice president for The Timken Company (“Timken”) and president of Timken’s Bearings and Power Transmission Group from 2007 to 2010. Timken is a global company that manufactures steel, bearings and related components. Mr. Arnold earned a Bachelor’s degree in Mechanical Engineering and an MBA in sales and marketing from the University of Akron. As previously disclosed by the Company, Mr. Arnold will be retiring from his positions with the Company and its subsidiaries in 2015. An exact date for Mr. Arnold’s retirement has not yet been determined.

Edward J. Lehner, 49, has been our Executive Vice President and Chief Financial Officer since August 2012. Prior to joining the Company, he served as chief financial officer and chief administrative officer for PSC Metals, Inc. from 2009 to 2012. PSC Metals is a North American ferrous and non-ferrous scrap processor. Mr. Lehner earned a Bachelor’s degree in Accounting from the University of Cincinnati.

Michael J. Burbach, 54, has been our President, North-West Region since October 2013. Prior to that time he had served the Company as its President, Midwest Region since 2007. Mr. Burbach began his metals career as an inside sales representative at Vincent Metals in 1984 and has held procurement, sales and product management roles in the metals industry as well as roles in operations and senior management. Mr. Burbach received his Bachelor of Science degree from the University of Wisconsin-La Crosse.

Roger W. Lindsay, 58, is President of our Canada Region and our Chief Human Resources Officer, positions he has held since August 2013. Prior to that time he had served as our Senior Vice President, Human Resources since joining the Company in October 2011. Prior to joining the Company, Mr. Lindsay was president of rail and Latin America for The Timken Company from 2010 until October 2011. He holds a bachelor’s degree in economics and sociology from the University of Southampton and a master’s degree in management from the Massachusetts Institute of Technology.

Kevin D. Richardson, 53, has been our President, South-East Region since October 2007. Mr. Richardson started his metals career in 1985 and held a series of commercial and sales management roles before being named a Vice President of the Company in 2000. Mr. Richardson received a Bachelor’s degree in business management and economics from North Carolina State University and an MBA from Case Western University.

Erich S. Schnaufer, 47, has been the Company’s Controller and Chief Accounting Officer since 2007. Mr. Schnaufer received a Bachelor’s degree in accounting from the University of Illinois and an MBA from DePaul University.

Mark S. Silver, 44, has served as the Company’s Vice President & Managing Counsel since January 2013. He has also served as the Company’s Secretary since December 2014. Prior to his time at the Company, from 2006 until 2012, Mr. Silver served as Vice President and Assistant General Counsel of Sara Lee Corporation, a consumer-goods company. Mr. Silver earned a Bachelor’s degree in political science from the University of Illinois and a Juris Doctor from Harvard University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since our initial public offering on August 13, 2014. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the NYSE.

	2014
	High	Low
Third Quarter (August 13, 2014 – September 30, 2014)	$14.28	$10.01
Fourth Quarter	$13.56	$9.00

On February 27, 2015, the closing price of our common stock on the NYSE was $6.08 per share.

Holders

As of February 27, 2015, there were 8 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have not declared any cash dividends for the past two years and we do not anticipate declaring or paying any regular cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility and our outstanding notes, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from August 13, 2014 to December 31, 2014. As of December 31, 2014 the Peer Group consisted of Reliance Steel & Aluminum Co., and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; A.M. Castle & Co. which has securities listed for trading on the

NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2014

	8/13/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Ryerson Holding	$100	$106.31	$124.27	$124.08	$104.76	$96.41
S&P 500	$100	$103.67	$102.06	$103.22	$105.91	$106.54
Peer Group	$100	$103.12	$100.05	$96.83	$90.87	$86.39

Use of Proceeds from Initial Public Offering of Common Stock

On August 7, 2014, we priced an initial public offering of our common stock pursuant to a Registration Statement (File No. 333-164484), that was declared effective on August 7, 2014. The offering closed on August 13, 2014. Under the Registration Statement, we registered, issued and sold an aggregate of 11,000,000 shares of our common stock at a price to the public of $11.00 per share.

The planned use of the proceeds did not differ materially from the actual use of proceeds. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors, LLC (“Platinum Advisors”) and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions. Platinum owns approximately 66% of our issued and outstanding common stock and four of our six directors are associated with Platinum.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsch Bank Securities Inc., BMO Capital Markets Corp, and J.P. Morgan Securities LLC acted as managing underwriters for the offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2012, 2013 and 2014 and the summary historical balance sheet data as of December 31, 2013 and 2014 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the years ended December 31, 2010 and 2011and the summary historical balance sheet data as of December 31, 2010, 2011, and 2012 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Holding Corporation and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton and per share data)

	Year Ended December 31,
	2010	2011	2012	2013	2014
Statements of Operations Data:
Net sales	$3,895.5	$4,729.8	$4,024.7	$3,460.3	$3,622.2
Cost of materials sold	3,355.7	4,071.0	3,315.1	2,843.7	3,028.4

Gross profit	539.8	658.8	709.6	616.6	593.8
Warehousing, selling, general and administrative	506.9	539.7	508.9	480.1	509.2
Restructuring and other charges	12.0	11.1	1.1	1.9	—
Gain on insurance settlement	(2.6)	—	—	—	—
Gain on sale of assets	—	—	—	—	(1.8)
Impairment charges on fixed assets and goodwill	1.4	9.3	1.0	10.0	—
Pension and other postretirement benefits curtailment (gain) loss	2.0	—	(1.7)	—	—

Operating profit	20.1	98.7	200.3	124.6	86.4
Other income and (expense), net (1)	(3.2)	4.6	(33.5)	(0.2)	(5.9)
Interest and other expense on debt (2)	(107.5)	(123.1)	(126.5)	(110.5)	(107.4)

Income (loss) before income taxes	(90.6)	(19.8)	40.3	13.9	(26.9)
Provision (benefit) for income taxes (3)	13.1	(11.0)	(5.5)	(112.3)	(0.7)

Net income (loss)	(103.7)	(8.8)	45.8	126.2	(26.2)
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.7)	(1.3)	(1.1)	(0.5)

Net income (loss) attributable to Ryerson Holding	$(104.0)	$(8.1)	$47.1	$127.3	$(25.7)

Earnings (loss) per share of common stock:
Basic earnings (loss) per share	$(4.89)	$(0.38)	$2.22	$5.99	$(1.01)

Diluted earnings (loss) per share	$(4.89)	$(0.38)	$2.22	$5.99	$(1.01)

Weighted average shares outstanding — Basic	21.3	21.3	21.3	21.3	25.4
Weighted average shares outstanding — Diluted	21.3	21.3	21.3	21.3	25.4
Balance Sheet Data (at period end):
Cash and cash equivalents	$62.6	$61.7	$71.2	$74.4	$60.0
Restricted cash	15.6	5.3	3.9	1.8	2.0
Working capital	858.8	806.6	796.7	778.7	739.2
Property, plant and equipment, net	479.2	479.7	472.3	441.7	425.8
Total assets	2,053.5	2,058.4	1,954.1	1,951.8	1,976.9
Long-term debt, including current maturities	1,211.3	1,316.2	1,305.4	1,294.8	1,259.1
Total equity (deficit)	(182.5)	(267.6)	(293.9)	(110.1)	(126.9)
Other Financial Data:
Cash flows provided by (used in) operations	$(198.7)	$54.5	$186.5	$48.1	$(73.3)
Cash flows used in investing activities	(44.4)	(115.0)	(35.3)	(13.5)	(34.0)
Cash flows provided by (used in) financing activities	185.1	57.9	(143.4)	(26.6)	100.5
Capital expenditures	27.0	47.0	40.8	20.2	21.6
Depreciation and amortization	38.4	43.0	47.0	46.6	45.6
Volume and Per Ton Data:
Tons shipped (000)	2,252	2,433	2,149	2,038	2,024
Average selling price per ton	$1,730	$1,944	$1,873	$1,698	$1,790
Gross profit per ton	240	271	330	302	293
Operating expenses per ton	231	230	237	241	250
Operating profit (loss) per ton	9	41	93	61	43

(1)	The year ended December 31, 2010 includes $2.6 million of foreign exchange losses related to the repayment of a long-term loan to our Canadian operations. The year ended December 31, 2011 includes a $5.8 million gain on bargain purchase related to our Singer Steel Company (“Singer”) acquisition. The year ended December 31, 2012 includes a $32.8 million loss on the retirement of debt related to the redemption of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes” and, together with the 2014 Notes, the “Ryerson Notes”), and the 14 1⁄2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”).
(2)	The year ended December 31, 2011 includes a $1.1 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on March 14, 2011.
(3)	The year ended December 31, 2011 includes income tax benefits of $18.0 million relating to the purchase accounting impact of the Turret Steel Industries Inc., Sunbelt-Turret Steel, Inc., Wilcox-Turret Cold Drawn, Inc., Imperial Trucking Company, LLC (collectively, “Turret”) and Singer acquisitions. The year ended December 31, 2012 includes an income tax benefit of $15.2 million related to the release of valuation allowance associated with certain state deferred tax assets. The year ended December 31, 2013 includes a $124.2 million reduction in the valuation allowance recorded against deferred tax assets.

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

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc. (“Ryerson”), formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 66% of Ryerson Holding.

Ryerson Holding conducts materials distribution operations in the United States through its wholly-owned direct subsidiary JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries (including Ryerson prior to its dissolution through merger), are collectively referred to herein as “Ryerson Holding,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors LLC (“Platinum Advisors”), and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions.

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

Results of Operations

	Year Ended December 31, 2014	% of Net Sales	Year Ended December 31, 2013	% of Net Sales	Year Ended December 31, 2012	% of Net Sales
Net sales	$3,622.2	100.0%	$3,460.3	100.0%	$4,024.7	100.0%
Cost of materials sold	3,028.4	83.6	2,843.7	82.2	3,315.1	82.4

Gross profit	593.8	16.4	616.6	17.8	709.6	17.6
Warehousing, delivery, selling, general and administrative expenses	509.2	14.1	480.1	13.8	508.9	12.6
Gain on sale of assets	(1.8)	(0.1)	—	—	—	—
Restructuring and other charges	—	—	1.9	0.1	1.1	—
Impairment charges on fixed assets and goodwill	—	—	10.0	0.3	1.0	—
Pension and other postretirement benefits curtailment gain	—	—	—	—	(1.7)	—

Operating profit	86.4	2.4	124.6	3.6	200.3	5.0
Other expenses	(113.3)	(3.1)	(110.7)	(3.2)	(160.0)	(4.0)

Income (loss) before income taxes	(26.9)	(0.7)	13.9	0.4	40.3	1.0
Benefit for income taxes	(0.7)	—	(112.3)	(3.2)	(5.5)	(0.1)

Net income (loss)	(26.2)	(0.7)	126.2	3.6	45.8	1.1
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(1.1)	(0.1)	(1.3)	(0.1)

Net income (loss) attributable to Ryerson Holding Corporation	$(25.7)	(0.7)%	$127.3	3.7%	$47.1	1.2%

Basic and diluted earnings (loss) per share	$(1.01)		$5.99		$2.22

Comparison of the year ended December 31, 2014 with the year ended December 31, 2013

Net Sales

Net sales increased 4.7% to $3.6 billion in 2014 as compared to $3.5 billion in 2013. Average selling price increased 5.4% while tons sold decreased 0.7% reflecting stable economic conditions in the metals market in 2014 compared to 2013. The average selling price per ton increased in 2014 to $1,790 from $1,698 in 2013. Average selling prices per ton increased for most of our product lines in 2014 with the largest increase in our stainless steel plate, carbon steel plate and carbon steel flat product lines. Tons sold in 2014 decreased for our carbon steel flat and aluminum long product lines, offset by increased tons sold for our aluminum sheet and aluminum plate product lines. Tons sold per ship day were 8,032 in 2014 as compared to 8,087 in 2013.

Cost of Materials Sold

Cost of materials sold increased 6.5% to $3.0 billion in 2014 compared to $2.8 billion in 2013. The increase in cost of materials sold in 2014 compared to 2013 was primarily due to an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,497 in 2014 from $1,396 in 2013. The average cost of materials sold for our carbon steel flat, carbon steel plate and stainless steel flat product lines increased more than our other products, in line with the change in average selling price per ton.

During 2014, LIFO expense was $42 million related to increases in pricing for all product lines. During 2013, LIFO income was $33 million related to decreases in pricing for all product lines.

Gross Profit

Gross profit as a percentage of sales decreased to 16.4% in 2014 compared to 17.8% in 2013 due to, among other things, an increase in cost of materials sold, as discussed above. Gross profit decreased 3.7% to $593.8 million in 2014 as compared to $616.6 million in 2013.

Operating Expenses

Operating expenses as a percentage of sales decreased to 14.0% in 2014 from 14.2% in 2013. Operating expenses in 2014 increased $15.4 million from $492.0 million in 2013 primarily due to the following reasons:

•	a $25.0 million charge to terminate the advisory service agreement with Platinum Equity Advisors, LLC in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 12, “Related Parties” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K,

•	we also recognized $7.7 million of transaction-related compensation expense associated with the initial public offering, and

•	higher incentive compensation expense of $14.5 million.

These changes were partially offset by:

•	impairment charges recorded in 2013 on fixed assets and goodwill of $10.0 million, primarily due to a goodwill impairment charge of $6.8 million related to one of our reporting units,

•	lower salaries and wages of $7.1 million resulting from lower employment levels in 2014 and lower benefit costs of $6.7 million primarily due to lower net periodic benefit cost for pensions in 2014,

•	lower reorganization expense in 2014 of $4.7 million,

•	a restructuring charge of $1.9 million in 2013, and

•	a gain on sale of assets of $1.8 million in 2014.

On a per ton basis, operating expenses increased to $250 per ton in 2014 from $241 per ton in 2013.

Operating Profit

As a result of the factors above, in 2014 we reported an operating profit of $86.4 million, or 2.4% of sales, compared to an operating profit of $124.6 million, or 3.6% of sales, in 2013.

Other Expenses

Interest and other expense on debt decreased to $107.4 million in 2014 from $110.5 million in 2013 primarily due to a lower level of debt outstanding in 2014 after we used a portion of the proceeds from our initial public offering to redeem $99.5 million principal amount of our 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”) in September of 2014. Other income and (expense), net was expense of $5.9 million in 2014 compared to expense of $0.2 million in 2013. The year 2014 net expense was primarily related to a $11.2 million loss on the early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $5.3 million of foreign currency gains.

Provision for Income Taxes

The Company recorded an income tax benefit of $0.7 million in 2014 compared to an income tax benefit of $112.3 million in 2013. The $0.7 million income tax benefit in 2014 results from a tax benefit in the U.S. and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, offset by tax expense in foreign subsidiaries. The $112.3 million income tax benefit in 2013 primarily relates to a reduction in valuation allowance previously recorded against U.S. deferred tax assets.

Noncontrolling Interest

Ryerson China’s and Açofran’s results of operations was a loss in 2014 and 2013. The portion of the loss attributable to the noncontrolling interest in Ryerson China and Açofran was $0.5 million for 2014 and $1.1 million for 2013.

Earnings Per Share

Basic and diluted earnings (loss) per share was a loss of $1.01 in 2014 and earnings of $5.99 in 2013. The changes in earnings per share are due to the results of operations discussed above as well as an increase of 4.1 million in average shares outstanding in 2014 compared to 2013 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Comparison of the year ended December 31, 2013 with the year ended December 31, 2012

Net Sales

Net sales decreased 14.0% to $3.5 billion in 2013 as compared to $4.0 billion in 2012. Tons sold per ship day were 8,087 in 2013 as compared to 8,528 in 2012. Volume decreased 5.2% in 2013 primarily due to weaker economic conditions in the metals market in 2013. The average selling price per ton decreased in 2013 to $1,698 from $1,873 in 2012 reflecting weaker market conditions compared to 2012. Average selling prices per ton decreased for all of our product lines in 2013 with the largest decrease in our carbon steel plate, stainless steel plate and stainless steel long product lines. Tons sold in 2013 decreased across all of our product lines compared to 2012 with the largest decreases in shipments of our aluminum plate, carbon steel plate and aluminum flat product lines.

Cost of Materials Sold

Cost of materials sold decreased 14.2% to $2.8 billion in 2013 compared to $3.3 billion in 2012. The decrease in cost of materials sold in 2013 compared to 2012 was primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,396 in 2013 from $1,543 in 2012. The average cost of materials sold for our carbon steel plate, stainless steel plate and stainless steel long product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2013, LIFO income was $33 million related to decreases in pricing for all product lines. During 2012, LIFO income was $63 million related to decreases in pricing for all product lines.

Gross Profit

Gross profit as a percentage of sales improved to 17.8% in 2013 compared to 17.6% in 2012 due to, among other things, a decrease in cost of materials sold, as discussed above. Gross profit decreased 13.1% to $616.6 million in 2013 as compared to $709.6 million in 2012.

Operating Expenses

Operating expenses as a percentage of sales increased to 14.2% in 2013 from 12.6% in 2012. Operating expenses in 2013 decreased $17.3 million from $509.3 million in 2012 primarily due to the following reasons:

•	lower salaries and wages of $8.6 million and lower benefit costs of $4.9 million resulting from lower employment levels,

•	lower facility expenses, primarily operating supplies and repairs and maintenance, of $6.5 million,

•	lower delivery costs of $5.0 million due to lower volume, and

•	lower sales expenses, primarily travel and entertainment, of $1.8 million.

These changes were partially offset by:

•	higher impairment charges on fixed assets and goodwill of $9.0 million, primarily due to a goodwill impairment charge of $6.8 million related to one of our reporting units, and

•	an other postretirement benefits curtailment gain of $1.7 million in 2012.

On a per ton basis, operating expenses increased to $241 per ton in 2013 from $237 per ton in 2012.

Operating Profit

As a result of the factors above, in 2013 we reported an operating profit of $124.6 million, or 3.6% of sales, compared to an operating profit of $200.3 million, or 5.0% of sales, in 2012.

Other Expenses

Interest and other expense on debt decreased to $110.5 million in 2013 from $126.5 million in 2012, primarily due to lower interest rates after we refinanced our debt in the fourth quarter of 2012. On October 10, 2012, we issued $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”) and $300 million of 11 1⁄4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). In connection therewith, we redeemed the $368.7 million outstanding principal of our 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”), $102.9 million outstanding principal of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes” and, together with the 2015 Notes, the “Ryerson Notes”) and $344.9 million outstanding principal of our 14 1⁄2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). In addition, interest expense on our credit agreement borrowings was lower in 2013 compared to 2012 primarily due to a lower level of borrowings outstanding. Other income and (expense), net was expense of $0.2 million in 2013 as compared to expense of $33.5 million in 2012. The year 2012 expense was primarily related to a $32.8 million loss on the redemption of the Ryerson Notes and the Ryerson Holding Notes.

Provision for Income Taxes

The Company recorded an income tax benefit of $112.3 million in 2013 compared to an income tax benefit of $5.5 million in 2012. The $112.3 million income tax benefit in 2013 primarily relates to a reduction in valuation allowance previously recorded against U.S. deferred tax assets. The $5.5 million income tax benefit in 2012 primarily relates to the impact of acquisition-related elections and settlements, as well as net changes in valuation allowance.

Noncontrolling Interest

Ryerson China’s and Açofran’s results of operations was a loss in 2013 and 2012. The portion of the loss attributable to the noncontrolling interest in Ryerson China and Açofran was $1.1 million for 2013 and $1.3 million for 2012.

Earnings Per Share

Basic and diluted earnings per share was $5.99 in 2013 and $2.22 in 2012. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”) that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$(73.3)	$48.1	$186.5
Net cash used in investing activities	(34.0)	(13.5)	(35.3)
Net cash provided by (used in) financing activities	100.5	(26.6)	(143.4)
Effect of exchange rates on cash	(7.6)	(4.8)	1.7

Net increase (decrease) in cash and cash equivalents	$(14.4)	$3.2	$9.5

The Company had cash and cash equivalents at December 31, 2014 of $60.0 million, compared to $74.4 million at December 31, 2013 and $71.2 million at December 31, 2012. The Company had $1,259 million, $1,295 million and $1,305 million of total debt outstanding, a debt-to-capitalization ratio of 111%, 109% and 129% and $245 million, $234 million and $293 million available under the Ryerson Credit Facility at December 31, 2014, 2013 and 2012, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $328 million, $351 million and $406 million at December 31, 2014, 2013 and 2012, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$60	$74	$71
Marketable securities	11	21	21
Availability on Ryerson Credit Facility and foreign debt facilities	257	256	314

Total liquidity	$328	$351	$406

Of the total cash and cash equivalents as of December 31, 2014, $43 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson Holding does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although the Company has historically satisfied needs for more capital in the U.S. through debt or equity issuances, it could elect to repatriate funds held in foreign jurisdictions which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

During the year ended December 31, 2014, net cash used in operating activities was $73.3 million. During the years ended December 31, 2013 and 2012, net cash provided by operating activities was $48.1 million, and $186.5 million, respectively. Net income (loss) was a loss of $26.2 million for the year ended December 31, 2014 and income of $126.2 million and $45.8 million for the years ended December 31, 2013 and 2012, respectively. Cash used in operating activities of $73.3 million during the year ended December 31, 2014 was primarily the result of pension contributions of $55.4 million, the net loss in 2014 of $26.2 million, a decrease in accounts payable of $22.4 million and an increase in accounts receivable of $19.5 million reflecting higher sales in 2014, partially offset by non-cash depreciation and amortization expense of $45.6 million. Cash provided by operating activities of $48.1 million during the year ended December 31, 2013 was primarily the result of the $126.2 million of net income in 2013, non-cash depreciation and amortization expense of $46.6 million, an increase in accounts payable of $15.7 million, non-cash impairment charges on fixed assets and goodwill of $10.0 million and a decrease in accounts receivable of $9.9 million reflecting lower sales in 2013, partially offset by the non-cash reduction in the valuation allowance recorded against deferred tax assets of $124.2 million and pension contributions of $48.0 million. In addition to the $45.8 million of net income in 2012, cash provided by operating activities of $186.5 million during the year ended December 31, 2012 was primarily the result of a decrease in accounts receivable of $120.8 million reflecting lower volume in 2012 and non-cash depreciation and amortization expense of $47.0 million and non-cash interest amortization of $39.0 million, partially offset by pension contributions of $45.9 million and a decrease in accounts payable of $38.3 million.

Net cash used by investing activities was $34.0 million, $13.5 million and $35.3 million in 2014, 2013 and 2012, respectively. Capital expenditures for the years ended December 31, 2014, 2013 and 2012, were $21.6 million, $20.2 million and $40.8 million, respectively. On December 31, 2014, the Company paid $20.1 million to acquire all of the issued and outstanding capital stock of Fay Industries, Inc. and the membership interests of Fay Group, Ltd. In 2012, the Company had a cash outflow of $5.1 million for an acquisition. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $7.3 million, $4.6 million and $11.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Net cash provided by financing activities was $100.5 million for the year ended December 31, 2014. In 2014, we received $112.4 million in proceeds from the issuance of stock in an initial public offering and used $110.7 million of the proceeds to redeem $99.5 million principal amount of our 2018 Notes and pay a $11.2 million redemption premium. In addition, credit facility borrowings in 2014 increased $63.8 million primarily to fund cash used in operating activities as well as capital expenditures and book overdrafts increased $36.0 million. Net cash used in financing activities was $26.6 million for the year ended December 31, 2013. In 2013, credit facility borrowings decreased $10.6 million, we paid $6.6 million to purchase 50,000 shares of our common stock and we paid $3.7 million in fees to amend our credit facility. Net cash used in financing activities was $143.4 million for the year ended December 31, 2012, primarily due to the redemption of the Ryerson Notes and the Ryerson Holding Notes for $829.5 million, a distribution of $35.0 million to Platinum, repayment of credit facility borrowings for $149.0 million, and the payment of $18.1 million in fees related to the issuance of the 2017 and 2018 Notes, partially offset by the issuance of the 2017 and 2018 Notes for $900.0 million. The $149.0 million reduction in credit facility borrowings was primarily due to the $186.5 million of net cash provided by operating activities and excess proceeds from the issuance of the 2017 and 2018 Notes over the redemption of the Ryerson Notes and Ryerson Holding Notes, partially offset by the capital spending of $40.8 million and the distribution of $35.0 million to Platinum. We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt at December 31, 2014 decreased $35.7 million to $1,259.1 million from $1,294.8 million at December 31, 2013 as a result of redeeming $99.5 million of the 2018 Notes offset by net cash used in operating activities.

Total debt outstanding as of December 31, 2014 consisted of the following amounts: $435.0 million borrowing under the Ryerson Credit Facility, $600.0 million under the 2017 Notes, $200.5 million under the 2018 Notes, and $23.6 million of foreign debt. Availability at December 31, 2014 and 2013 under the Ryerson Credit Facility was $245 million and $234 million, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On April 3, 2013, the Company amended and restated the Ryerson Credit Facility to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At December 31, 2014, the Company had $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.0 percent and 2.1 percent at December 31, 2014 and December 31, 2013, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to the Company’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of JT Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of the Company. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If JT Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson Inc. and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued the 2017 and 2018 Notes. On December 17, 2014, Ryerson Inc. merged with and into JT Ryerson, with JT Ryerson as the surviving corporation. JT Ryerson assumed all debts, obligations, and liabilities of Ryerson, including all obligations and liabilities of Ryerson with respect to the 2017 and 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. As of December 31, 2014, $200.5 million of the original outstanding principal amount of the 2018 Notes remain outstanding. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Ryerson Holding Notes

As of November 1, 2012, all of the Ryerson Holding Notes were repurchased or redeemed and cancelled. The Company recorded a $15.6 million loss on the repurchase and cancellation of debt related to the Ryerson Holding Notes within other income and (expense), net on the Consolidated Statements of Operations.

2014 and 2015 Notes

As of November 1, 2012, all of the Ryerson Notes were repurchased or redeemed and cancelled. The Company recorded a $17.2 million loss on the repurchase and cancellation of debt related to the Ryerson Notes within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $12 million and $22 million at December 31, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million and $4 million at December 31, 2014 and December 31, 2013, respectively.

Pension Funding

The Company made contributions of $55.4 million in 2014, $48.0 million in 2013 and $45.9 million in 2012 to improve the Company’s pension plans funded status. At December 31, 2014, as reflected in Note 10 to the Consolidated Financial Statements, pension liabilities exceeded plan assets by $277 million. The Company anticipates that it will have a minimum required pension contribution of approximately $43 million in 2015 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2015.

Income Tax Payments

The Company made income tax payments of $1.6 million, $1.2 million and $5.2 million in 2014, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $22 million as of December 31, 2014. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations(1)(2)	(In millions)
2017 Notes	$600	$—	$600	$—	$—
2018 Notes	201	—	—	201	—
Ryerson Credit Facility	435	—	435	—	—
Foreign Debt	24	24	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility(3)	260	86	156	18	—
Purchase Obligations(4)	48	48	—	—	—
Operating Leases	114	26	40	23	25
Termination Fee on Advisory Services Agreement	10	10	—	—	—
Pension Withdrawal Liability	1	—	—	—	1
Capital Leases	5	1	3	1	—

Total	$1,698	$195	$1,234	$243	$26

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 18 “Income Taxes” of the notes to our consolidated financial statements for additional detail.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Capital Expenditures

Capital expenditures during 2014, 2013 and 2012 totaled $21.6 million, $20.2 million and $40.8 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $30 million in 2015. The spending includes improvements in the Company’s North American processing capabilities and expenditures in emerging markets.

Restructuring

2014

In 2014, the Company paid $0.7 million in tenancy costs related to a facility closed in 2013. In 2014, the Company also recorded a $0.1 million reduction to the reserve for tenancy-related costs and credited warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining tenancy-related costs of $0.7 million are expected to be paid through 2019. During 2014, the Company also paid the remaining $0.1 million of employee costs related to the closure of this facility.

2013

In 2013, the Company recorded a charge of $2.1 million related to a facility closure. The charge consists of tenancy-related costs, primarily future lease payments. In 2012, the Company recorded a $1.3 million charge for employee-related costs for this facility closure, which is discussed below. In 2013, the Company also recorded a $0.2 million reduction to the reserve for employee-related costs and credited restructuring and other charges in the Consolidated Statements of Operations. During 2013, the Company paid $0.7 million for employee-related costs and $0.5 million for tenancy-related costs for this facility closure.

2012

In 2012, the Company recorded a charge of $1.3 million related to the closure of one of its facilities. The charge consists of employee-related costs, primarily severance for 42 employees. In the fourth quarter of 2012, the Company paid $0.3 million in employee costs related to this facility closure.

During 2012, the Company paid $4.0 million in employee costs and $0.2 million in tenancy costs related to its October 2011 reorganization plan. The Company also recorded a $0.4 million reduction to this reorganization reserve for employee-related costs and recorded a charge of $0.2 million related to tenancy costs. The $0.2 million net credit reduced the reserve for the October 2011 reorganization to zero and was credited to restructuring and other charges in the Consolidated Statements of Operations.

In 2012, the Company paid the remaining $0.1 million of employee costs related to the facility closed in the fourth quarter of 2010.

Deferred Tax Amounts

At December 31, 2014, the Company had a net deferred tax asset of $27 million comprised primarily of a deferred tax asset of $106 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $37 million, $30 million of Alternative Minimum Tax (“AMT”) credit carryforwards and deferred tax assets of $97 million related to federal, local and foreign tax loss carryforwards, offset by a valuation allowance of $22 million and deferred tax liabilities of $97 million related to fixed assets and $130 million related to inventory.

The Company’s deferred tax assets include $76 million related to U.S. federal net operating loss (“NOL”) carryforwards, $11 million related to state NOL carryforwards and $10 million related to foreign NOL carryforwards, available at December 31, 2014.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. As of December 31, 2013, the Company had a valuation allowance of $23.1 million, a decrease of $124.2 million from the prior year. Of the $124.2 million decrease in 2013, $124.2 million was credited to the income tax provision and none was charged to other comprehensive income. As of December 31, 2014, the Company had a valuation allowance of $22.5 million, a decrease of $0.6 million from the prior year. Of the $0.6 million decrease in 2014, $0.6 million was credited to the income tax provision and none was charged to other comprehensive income.

During 2013, the Company recognized a total net tax benefit of $124.2 million related to changes in valuation allowance predominately related to the release of valuation allowance related to certain U.S. federal and state deferred tax assets at December 31, 2013. This release of valuation allowance produced a deferred tax benefit that is not expected to recur.

As described in Note 1 to the Consolidated Financial Statements, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of the Company’s ability to earn future profits. Combined with the Company’s projections of future income providing additional subjective evidence of the Company’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

Critical Accounting Estimates

Preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 8 within Note 1: Summary of Accounting and Financial Policies. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, we believe our estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

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

Inventory valuation: Our inventories are stated at the lower of cost or market. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Income Taxes: Our income tax expense, deferred tax assets and liabilities and reserve for uncertain tax positions reflect our best estimate of taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The determination of the consolidated income tax expense requires judgment and estimation by management. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.

We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, we may be required to record additional valuation allowances against our deferred tax assets related to those jurisdictions.

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. Although the Company believes that the positions taken on filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken. For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate.

Long-lived Assets and Other Intangible Assets: Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired long-lived or intangible asset would be written down to fair value, based on various available valuation techniques, including the discounted cash flow method.

Goodwill: We assess the recoverability of the carrying value of recorded goodwill annually in the fourth quarter of each year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. Factors that may be considered indicators of impairment include: deterioration in general economic conditions; declines in the market conditions of our products, including metals prices; a sustained significant decline in our share price and market capitalization; reduced future cash flow estimates; and slower growth rates in our industry, among others. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using an average of an income approach and a market approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. An income approach based on discounted future cash flows requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. A market approach estimates fair value using market multiples of various financial measures of comparable public companies. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets.

Based on the impairment test performed on October 1, 2014, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 13% at October 1, 2014. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. The reporting unit’s fair value exceeded its carrying value by more than 25%. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

Purchase Price Accounting: Business combinations are accounted for using the acquisition method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

Pension and postretirement benefit plan assumptions: We sponsor various benefit plans covering a portion of our employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment.

When calculating pension expense for 2014, we assumed the pension plans’ assets would generate a long-term rate of return of 8.00% and 6.50% for the U.S. and Canadian plans, respectively. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the U.S. pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2014 pension expense by approximately $3 million.

Future pension obligations for the U.S. and Canadian plans were discounted using a weighted average rate of 4.05% and 3.80% at December 31, 2014, respectively. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2014 by approximately $60 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase (decrease) in assumed health care trend rates would increase (decrease) our total service and interest cost for the year ended December 31, 2014 by $0.2 million and $(0.2) million, respectively. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $5 million.

The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Note 11 in the Consolidated Financial Statements. We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Note 1 in the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,289 million at December 31, 2014 and $1,349 million at December 31, 2013 as compared with the carrying value of $1,259 million and $1,295 million at December 31, 2014 and 2013, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2014 by approximately $3.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.2 million outstanding at December 31, 2014 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2014, the Company recognized a gain less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2014 would not have a material effect to the financial statements.

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

As of December 31, 2014, we had 144 tons of nickel futures or option contracts, 14,700 tons of hot roll coil swaps and 6,366 tons of aluminum price swaps outstanding with a liability value of zero, a net liability value of $0.5 million and a net liability value of $ 0.5 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2014, the Company recognized a loss of $0.5 million associated with its metal commodity derivatives.

As of December 31, 2014, we had diesel fuel price swaps with respect to the purchase of 624,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2014, our diesel fuel hedges outstanding had a liability value of $0.2 million. For the year ended December 31, 2014, the Company recognized a loss of $0.2 million associated with its diesel fuel commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2014 would increase or decrease the fair value of the commodity derivative contracts by $2.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Holding Corporation

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the index to the consolidated financial statements. These financial statements and schedules are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows, for each of the three years ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
March 16, 2015

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$3,622.2	$3,460.3	$4,024.7
Cost of materials sold	3,028.4	2,843.7	3,315.1

Gross profit	593.8	616.6	709.6
Warehousing, delivery, selling, general and administrative	509.2	480.1	508.9
Gain on sale of assets	(1.8)	—	—
Restructuring and other charges	—	1.9	1.1
Impairment charges on fixed assets and goodwill	—	10.0	1.0
Pension and other postretirement benefits curtailment gain	—	—	(1.7)

Operating profit	86.4	124.6	200.3
Other expense:
Other income and (expense), net	(5.9)	(0.2)	(33.5)
Interest and other expense on debt	(107.4)	(110.5)	(126.5)

Income (loss) before income taxes	(26.9)	13.9	40.3
Benefit for income taxes	(0.7)	(112.3)	(5.5)

Net income (loss)	(26.2)	126.2	45.8
Less: Net loss attributable to noncontrolling interest	(0.5)	(1.1)	(1.3)

Net income (loss) attributable to Ryerson Holding Corporation	$(25.7)	$127.3	$47.1

Basic and diluted income (loss) per share	$(1.01)	$5.99	$2.22

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(26.2)	$126.2	$45.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(16.3)	(12.9)	3.9
Unrealized gain (loss) on available-for-sale investment	(9.5)	—	7.7
Changes in defined benefit pension and other post-retirement benefit plans	(130.3)	126.2	(51.5)

Other comprehensive income (loss)	(156.1)	113.3	(39.9)
Total comprehensive income (loss), before tax	(182.3)	239.5	5.9
Income tax provision (benefit) related to items of other comprehensive income	(52.8)	49.5	(2.1)

Comprehensive income (loss), after tax	(129.5)	190.0	8.0
Less: comprehensive loss attributable to the noncontrolling interest	(0.6)	(1.2)	(1.7)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(128.9)	$191.2	$9.7

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(26.2)	$126.2	$45.8

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45.6	46.6	47.0
Deferred income taxes	(3.5)	(112.7)	(9.2)
Provision for allowances, claims and doubtful accounts	0.7	(0.7)	1.7
Restructuring and other charges	—	1.9	1.1
Gain on sale of assets	(1.8)	—	—
Noncash interest expense related to debt discount amortization	—	—	39.0
Impairment charges on fixed assets and goodwill	—	10.0	1.0
Pension and other postretirement benefits curtailment gain	—	—	(1.7)
Loss on retirement of debt	11.2	—	32.8
Other items	0.1	0.8	2.8
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(19.5)	9.9	120.8
Inventories	(6.4)	4.4	(5.8)
Other assets	2.8	6.3	9.8
Accounts payable	(22.4)	15.7	(38.3)
Accrued liabilities	10.3	(3.8)	(8.4)
Accrued taxes payable/receivable	3.2	0.8	(2.4)
Deferred employee benefit costs	(67.4)	(57.3)	(49.5)

Net adjustments	(47.1)	(78.1)	140.7

Net cash provided by (used in) operating activities	(73.3)	48.1	186.5

Investing activities:
Acquisitions, net of cash acquired	(20.1)	—	(5.1)
(Increase) Decrease in restricted cash	(0.2)	2.1	1.4
Capital expenditures	(21.6)	(20.2)	(40.8)
Investment in joint venture	—	—	(2.9)
Increase in cash due to consolidation of joint venture	—	—	3.0
Proceeds from sales of property, plant and equipment	7.3	4.6	11.6
Other	0.6	—	(2.5)

Net cash used in investing activities	(34.0)	(13.5)	(35.3)

Financing activities:
Net proceeds from issuance of common stock	112.4	—	—
Long-term debt issued	—	—	900.0
Long-term debt retired	—	—	(829.5)
Repayment of debt	(110.7)	—	—
Net proceeds/(repayments) of short-term borrowings	63.8	(10.6)	(149.0)
Long-term debt issuance costs	—	(0.9)	(18.1)
Credit facility issuance costs	—	(3.7)	—
Net increase (decrease) in book overdrafts	36.0	(4.4)	(11.8)
Principal payments on capital lease obligations	(1.0)	(0.4)	—
Distributions made to stockholders	—	—	(35.0)
Acquisition of treasury stock	—	(6.6)	—

Net cash provided by (used in) financing activities	100.5	(26.6)	(143.4)

Net increase (decrease) in cash and cash equivalents	(6.8)	8.0	7.8
Effect of exchange rate changes on cash and cash equivalents	(7.6)	(4.8)	1.7

Net change in cash and cash equivalents	(14.4)	3.2	9.5
Cash and cash equivalents—beginning of period	74.4	71.2	61.7

Cash and cash equivalents—end of period	$60.0	$74.4	$71.2

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$100.3	$103.3	$67.6
Income taxes, net	1.6	1.2	5.2
Noncash investing activities:
Asset additions under capital leases	$5.1	$1.5	$—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$60.0	$74.4
Restricted cash (Note 3)	2.0	1.8
Receivables less provision for allowances, claims and doubtful accounts of $5.3 in 2014 and $5.4 in 2013	400.8	381.9
Inventories (Note 4)	738.9	733.0
Prepaid expenses and other current assets	39.7	48.2

Total current assets	1,241.4	1,239.3
Property, plant and equipment, net of accumulated depreciation (Note 5)	425.8	441.7
Deferred income taxes (Note 18)	134.1	97.4
Other intangible assets (Note 6)	50.9	51.2
Goodwill (Note 7)	102.7	91.6
Deferred charges and other assets	22.0	30.6

Total assets	$1,976.9	$1,951.8

Liabilities
Current liabilities:
Accounts payable	$220.8	$207.3
Accrued liabilities:
Salaries, wages and commissions	45.1	32.9
Deferred income taxes (Note 18)	106.7	122.2
Interest on debt	17.1	19.3
Other accrued liabilities	34.8	33.0
Short-term debt (Note 9)	66.6	32.3
Current portion of deferred employee benefits	11.1	13.6

Total current liabilities	502.2	460.6
Long-term debt (Note 9)	1,192.5	1,262.5
Deferred employee benefits (Note 10)	385.2	320.8
Taxes and other credits	22.9	16.7

Total liabilities	2,102.8	2,060.6
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 2)	1.0	1.3
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2014; no shares authorized or issued at 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 32,250,000 shares issued at 2014; 42,500,000 shares authorized and 21,250,000 issued at 2013	0.3	0.2
Capital in excess of par value	302.0	189.7
Accumulated deficit	(132.8)	(107.1)
Treasury stock at cost – Common stock of 212,500 shares in 2014 and 2013	(6.6)	(6.6)
Accumulated other comprehensive loss	(291.4)	(188.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(128.5)	(112.0)
Noncontrolling interest	1.6	1.9

Total equity (deficit)	(126.9)	(110.1)

Total liabilities and equity	$1,976.9	$1,951.8

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For- Sale Investments	Non-controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2012	21,250	$0.2	—	$—	$224.7	$(281.5)	$(8.1)	$(202.2)	$(4.4)	$3.7	$(267.6)	$—
Net income (loss)	—	—	—	—	—	47.1	—	—	—	(1.0)	46.1	(0.3)
Foreign currency translation	—	—	—	—	—	—	4.3	—	—	—	4.3	(0.4)
Distributions to stockholders	—	—	—	—	(35.0)	—	—	—	—	—	(35.0)	—
Changes in defined benefit pension and other post-retirement benefit plans (net of tax benefit of $2.1)	—	—	—	—	—	—	—	(49.4)	—	—	(49.4)	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	—	7.7	—	7.7	—
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	—	—	—	—	—	—	2.4

Balance at December 31, 2012	21,250	$0.2	—	$—	$189.7	$(234.4)	$(3.8)	$(251.6)	$3.3	$2.7	$(293.9)	$1.7
Net income (loss)	—	—	—	—	—	127.3	—	—	—	(0.9)	126.4	(0.2)
Foreign currency translation	—	—	—	—	—	—	(12.8)	—	—	0.1	(12.7)	(0.2)
Changes in defined benefit pension and other post-retirement benefit plans (net of tax provision of $49.5)	—	—	—	—	—	—	—	76.7	—	—	76.7	—
Acquisition of treasury stock	—	—	213	(6.6)	—	—	—	—	—	—	(6.6)	—

Balance at December 31, 2013	21,250	$0.2	213	$(6.6)	$189.7	$(107.1)	$(16.6)	$(174.9)	$3.3	$1.9	$(110.1)	$1.3
Net income (loss)	—	—	—	—	—	(25.7)	—	—	—	(0.3)	(26.0)	(0.2)
Issuance of common stock in connection with initial public offering	11,000	0.1	—	—	112.3	—	—	—	—	—	112.4	—
Foreign currency translation	—	—	—	—	—	—	(16.2)	—	—	—	(16.2)	(0.1)
Changes in defined benefit pension and other post-retirement benefit plans (net of tax benefit of $49.4)	—	—	—	—	—	—	—	(80.9)	—	—	(80.9)	—
Unrealized loss on available-for-sale investment (net of tax benefit of $3.4)	—	—	—	—	—	—	—	—	(6.1)	—	(6.1)	—

Balance at December 31, 2014	32,250	$0.3	213	$(6.6)	$302.0	$(132.8)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(126.9)	$1.0

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc. (“Ryerson”), formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock. Ryerson Holding conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries (including Ryerson prior to its distribution through merger), are collectively referred to herein as “Ryerson Holding,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors, LLC (“Platinum Advisors”) and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions.

Principles of Consolidation. The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Segments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Chief Executive Officer, together with our Board of Directors, serve as our Chief Operating Decision Maker (“CODM”). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. The CODM views our business globally as metals service centers. We have one operating and reportable segment, metal service centers, in accordance with the criteria set forth in ASC 280.

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Other income and (expense), net” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2014, 2013 and 2012 totaled $0.3 million, $0.3 million, and $0.2 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $84.5 million, $84.7 million and $88.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $69.1 million and $33.1 million at December 31, 2014 and 2013, respectively.

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

Property, Plant and Equipment. Property, plant and equipment, including land use rights, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	10-15 years
Furniture and fixtures	10 years
Transportation equipment	3-6 years
Land use rights	50 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using an average of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

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

Deferred Financing Costs. Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the life of the debt.

Income Taxes. Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back tax losses to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding volume, pricing, costs and industry cyclicality.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Earnings Per Share Data. Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Basic earnings (loss) per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while diluted earnings (loss) per share, assuming dilution, includes such dilutive effects. Ryerson Holdings does not have any securities or other items that are convertible into common shares, therefore basic and fully diluted EPS are the same.

Foreign Currency. The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $5.3 million of exchange gains, $3.7 million of exchange gains and $1.5 million of exchange losses for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a material impact on our financial statements.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our financial statements.

Note 2: Acquisitions

Fay Industries

On December 31, 2014, the Company acquired all of the issued and outstanding capital stock of Fay Industries, Inc. and the membership interests of Fay Group, Ltd. (collectively, “Fay”). Fay is a distributor of long products, predominantly processed bars, and is based in Strongsville, Ohio. The acquisition is not material to our consolidated financial statements.

Açofran

On February 17, 2012, the Company acquired 50% of the issued and outstanding capital stock of Açofran, a long products distributor located in São Paulo, Brazil. The Company fully consolidates Açofran based on voting control. The Company is party to a put option arrangement with respect to the securities that represent the noncontrolling interest of Açofran. The put is exercisable by the minority shareholders outside of the Company’s control by requiring the Company to redeem the minority shareholders’ equity stake in the subsidiary at a put price based on earnings before interest, income tax, depreciation and amortization expense and net debt. The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for earnings and foreign currency allocations. The resulting increase or decrease in the estimated redemption amount is adjusted with a corresponding charge against retained earnings, or in the absence of retained earnings, additional paid-in-capital. The acquisition is not material to our consolidated financial statements.

Note 3: Restricted Cash

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $1.4 million and $1.8 million as of December 31, 2014 and 2013, respectively. As part of one of our note indentures, proceeds from the sale of property, plant, and equipment are deposited in a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements. The balance in this account was $0.6 million and zero at December 31, 2014 and 2013, respectively.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2014 and 2013 as follows:

	At December 31,
	2014	2013
	(In millions)
In process and finished products	$738.9	$733.0

If current cost had been used to value inventories, such inventories would have been $25 million lower and $67 million lower than reported at December 31, 2014 and 2013, respectively. Approximately 90% and 91% of inventories are accounted for under the LIFO method at December 31, 2014 and 2013, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $10.0 million and $11.7 million at December 31, 2014 and 2013, respectively.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2014 and 2013:

	At December 31,
	2014	2013
	(In millions)
Land and land improvements	$98.2	$98.9
Buildings and leasehold improvements	195.9	192.2
Machinery, equipment and other	356.0	345.4
Construction in progress	4.4	2.4

Total	654.5	638.9
Less: Accumulated depreciation	(228.7)	(197.2)

Net property, plant and equipment	$425.8	$441.7

The Company recorded zero, $3.2 million, and $1.0 million of impairment charges in 2014, 2013 and 2012, respectively, related to fixed assets. The impairment charges recorded in 2013 and 2012 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values of each property were determined based on appraisals obtained from a third party, pending sales contracts or recent listing agreements with third party brokerage firms. The Company recognized gains on the sale of assets classified as held for sale of $1.8 million for the year ended December 31, 2014. The Company had $2.5 million and $4.7 million of assets held for sale, classified within “Prepaid expenses and other assets” as of December 31, 2014 and 2013, respectively.

Note 6: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2014 and 2013:

	At December 31, 2014			At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Amortized intangible assets
Customer relationships	$50.7	$(17.4)	$33.3	$46.9	$(13.6)	$33.3
Developed technology / product know-how	1.9	(1.7)	0.2	1.9	(1.3)	0.6
Non-compete agreements	1.5	(1.1)	0.4	1.4	(0.9)	0.5
Trademarks	21.3	(4.6)	16.7	19.7	(3.2)	16.5
Licenses	0.5	(0.2)	0.3	0.5	(0.2)	0.3

Total intangible assets	$75.9	$(25.0)	$50.9	$70.4	$(19.2)	$51.2

Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $5.8 million, $6.1 million and $6.0 million, respectively.

Intangible assets are amortized over a period between 2 and 20 years (weighted average of 14 years). Estimated amortization expense related to intangible assets at December 31, 2014, for each of the years in the five year period ending December 31, 2019 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2015	$6.0
For the year ended December 31, 2016	5.3
For the year ended December 31, 2017	5.0
For the year ended December 31, 2018	4.8
For the year ended December 31, 2019	4.6
For the years ended thereafter	25.2

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2013	$98.1	$(1.5)	$96.6
Impairment charge	—	(6.8)	(6.8)
Changes in purchase price allocation	2.0	—	2.0
Changes due to foreign currency translation	(0.2)	—	(0.2)

Balance at December 31, 2013	$99.9	$(8.3)	$91.6
Acquisitions	11.1	—	11.1

Balance at December 31, 2014	$111.0	$(8.3)	$102.7

In 2014, the Company recognized $11.1 million of goodwill related to the Fay acquisition, which is not deductible for income tax purposes.

In 2013, the Company made goodwill adjustments to the purchase price related to Platinum’s acquisition of the Company in 2007 of $2.0 million in order to correct certain initial purchase price allocation errors related to consent payments paid in the retirement of debt as well as deferred tax asset balances that existed prior to the Platinum acquisition.

Consent payments to retire debt of $4.4 million were recorded in other income and (expense), net, with an offset to provision for income taxes of $1.4 million, resulting in a decrease in goodwill of $3.0 million. The net non-current deferred tax asset balance was adjusted by $5.0 million to correct the initial purchase price allocation error that was not recorded, resulting in an increase in goodwill of $5.0 million. The net effect of these entries resulted in reducing net income by $3.0 million in 2013.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. We performed an interim impairment test of goodwill as of June 30, 2013 for one reporting unit as a result of its financial performance for the first half of 2013 compared to its forecasted results. In the first step, the fair value of the reporting unit was compared to the carrying value. The fair value of the reporting unit was estimated using an average of a market approach and income approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in the prior quarter. Based on this evaluation, it was determined that the fair value of the reporting unit was less than the carrying value. As required by ASC 350, the Company then performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge of $6.8 million in the second quarter of 2013 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. The remaining goodwill balance for this reporting unit is zero.

Based on our October 1, 2014 annual goodwill impairment test, we determined there was no additional impairment in 2014.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2014, 2013 and 2012:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2012	$4.5	$—	$4.5
Restructuring charges	1.3	0.2	1.5
Reduction to reserve	(0.4)	—	(0.4)
Cash payments	(4.4)	(0.2)	(4.6)

Balance at December 31, 2012	$1.0	$—	$1.0
Restructuring charges	—	2.1	2.1
Reduction to reserve	(0.2)	—	(0.2)
Cash payments	(0.7)	(0.5)	(1.2)

Balance at December 31, 2013	$0.1	$1.6	$1.7
Reduction to reserve	—	(0.1)	(0.1)
Cash payments	(0.1)	(0.7)	(0.8)
Changes due to foreign currency translations	—	(0.1)	(0.1)

Balance at December 31, 2014	$—	$0.7	$0.7

2014

In 2014, the Company paid $0.7 million in tenancy costs related to a facility closed in 2013. In 2014, the Company also recorded a $0.1 million reduction to the reserve for tenancy-related costs and credited warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining tenancy-related costs of $0.7 million are expected to be paid through 2019. During 2014, the Company also paid the remaining $0.1 million of employee costs related to the closure of this facility.

2013

In 2013, the Company recorded a charge of $2.1 million related to a facility closure. The charge consists of tenancy-related costs, primarily future lease payments. In 2012, the Company recorded a $1.3 million charge for employee-related costs for this facility closure, which is discussed below. In 2013, the Company also recorded a $0.2 million reduction to the reserve for employee-related costs and credited restructuring and other charges in the Consolidated Statements of Operations. During 2013, the Company paid $0.7 million for employee-related costs and $0.5 million for tenancy-related costs for this facility closure.

2012

In 2012, the Company recorded a charge of $1.3 million related to the closure of one of its facilities. The charge consists of employee-related costs, primarily severance for 42 employees. In the fourth quarter of 2012, the Company paid $0.3 million in employee costs related to this facility closure.

During 2012, the Company paid $4.0 million in employee costs and $0.2 million in tenancy costs related to its October 2011 reorganization plan. The Company also recorded a $0.4 million reduction to this reorganization reserve for employee-related costs and recorded a charge of $0.2 million related to tenancy costs. The $0.2 million net credit reduced the reserve for the October 2011 reorganization to zero and was credited to restructuring and other charges in the Consolidated Statements of Operations.

In 2012, the Company paid the remaining $0.1 million of employee costs related to the facility closed in the fourth quarter of 2010.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2014 and 2013:

	At December 31,
	2014	2013
	(In millions)
Ryerson Secured Credit Facility	$435.0	$369.1
9% Senior Secured Notes due 2017	600.0	600.0
11 1⁄4% Senior Notes due 2018	200.5	300.0
Foreign debt	23.6	25.7

Total debt	1,259.1	1,294.8
Less:
Short-term credit facility borrowings	43.0	6.6
Foreign debt	23.6	25.7

Total long-term debt	$1,192.5	$1,262.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2015	$23.6
For the year ended December 31, 2016	—
For the year ended December 31, 2017	1,035.0
For the year ended December 31, 2018	200.5
For the year ended December 31, 2019	—
For the years ended thereafter	—

Ryerson Credit Facility

On April 3, 2013, the Company amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At December 31, 2014, the Company had $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.0 percent and 2.1 percent at December 31, 2014 and December 31, 2013, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to the Company’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of JT Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of the Company. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If JT Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson Inc. and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued the 2017 and 2018 Notes. On December 17, 2014, Ryerson Inc. merged with and into JT Ryerson, with JT Ryerson as the surviving corporation. JT Ryerson assumed all debts, obligations, and liabilities of Ryerson, including all obligations and liabilities of Ryerson with respect to the 2017 and 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of December 31, 2014. Restricted net assets as of December 31, 2014 were $252.1 million.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. As of December 31, 2014, $200.5 million of the original outstanding principal amount of the 2018 Notes remain outstanding. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Ryerson Holding Notes

As of November 1, 2012, all of the 14 1⁄2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”) were repurchased or redeemed and cancelled. The Company recorded a $15.6 million loss on the repurchase and cancellation of debt related to the Ryerson Holding Notes within other income and (expense), net on the Consolidated Statements of Operations.

2014 and 2015 Notes

As of November 1, 2012, all of the Floating Rate Senior Secured Notes due November 1, 2014 and the 12% Senior Secured Notes due November 1, 2015 (the “Ryerson Notes”) were repurchased or redeemed and cancelled. The Company recorded a $17.2 million loss on the repurchase and cancellation of debt related to the Ryerson Notes within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $12 million and $22 million at December 31, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million and $4 million at December 31, 2014 and December 31, 2013, respectively.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2014, 2013 and 2012, expense recognized for its defined contribution plans was $6.8 million, $6.9 million and $6.8 million, respectively.

In 2012, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire by December 31, 2015. These actions meet the definition of a curtailment under FASB ASC 715-30-15 and resulted in a curtailment gain of $1.7 million for the year ended December 31, 2012.

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

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $18.5 million and $16.6 million at December 31, 2014 and 2013, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had an additional measurement date of September 9, 2014 for our U.S. other postretirement benefit due to the plan amendment discussed above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period. The method we have chosen for amortizing actuarial gains and losses is to recognize amounts in excess of a 10% corridor (10% of the greater of the projected benefit obligation or plan assets) and are amortized over the average expected remaining lifetime of the participants in the pension plan and over the average expected remaining service period for the other postretirement benefits.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate for calculating obligations	4.05%	4.80%	4.00%
Discount rate for calculating net periodic benefit cost	4.80	4.00	4.90
Expected rate of return on plan assets	8.00	8.20	8.75
Rate of compensation increase – benefit obligations	2.80	2.80	3.00
Rate of compensation increase – net periodic benefit cost	2.80	3.00	3.00

The expected rate of return on U.S. plan assets is 7.40% for 2015.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	September 10 to December 31, 2014	January 1 to September 9, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount rate for calculating obligations	3.80%	N/A	4.35%	3.60%
Discount rate for calculating net periodic benefit cost	4.00	4.35%	3.60	4.60
Rate of compensation increase – benefit obligations	2.80	N/A	2.80	3.00
Rate of compensation increase – net periodic benefit cost	2.80	2.80	3.00	3.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate for calculating obligations	3.80%	4.60%	4.20%
Discount rate for calculating net periodic benefit cost	4.60	4.20	4.75
Expected rate of return on plan assets	6.50	6.50	6.50
Rate of compensation increase	3.50	3.50	3.50

The expected rate of return on Canadian plan assets is 5.75% for the Ryerson Bargaining Unit Plan (approximately 25% of total Canadian plan assets) and 6.00% for the Ryerson Salaried Plan for 2015 (approximately 75% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate for calculating obligations	3.80%	4.40%	4.10%
Discount rate for calculating net periodic benefit cost	4.40	4.10	4.80
Rate of compensation increase	3.50	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$842	$930	$114	$130
Service cost	2	3	—	1
Interest cost	39	36	5	4
Plan amendments	—	—	(6)	—
Actuarial (gain) loss	133	(68)	(1)	(7)
Effect of changes in exchange rates	(5)	(4)	(1)	(1)
Benefits paid (net of participant contributions and Medicare subsidy)	(54)	(55)	(10)	(13)

Benefit obligation at end of year	$957	$842	$101	$114

Accumulated benefit obligation at end of year	$954	$838	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$639	$560	$—	$—
Actual return on plan assets	44	89	—	—
Employer contributions	55	48	11	14
Effect of changes in exchange rates	(4)	(3)	—	—
Benefits paid (net of participant contributions)	(54)	(55)	(11)	(14)

Plan assets at fair value at end of year	$680	$639	$—	$—

Reconciliation of Amount Recognized
Funded status	$(277)	$(203)	$(101)	$(114)

Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(10)	$(12)
Non-current liabilities	(277)	(203)	(91)	(102)

Net benefit liability at the end of the year	$(277)	$(203)	$(101)	$(114)

Canadian benefit obligations represented $55 million of the Company’s total Pension Benefits obligations at December 31, 2014 and 2013. Canadian plan assets represented $47 million of the Company’s total plan assets at fair value at December 31, 2014 and 2013. In addition, Canadian benefit obligations represented $15 million of the Company’s total Other Benefits obligation at December 31, 2014 and 2013.

The pension benefit obligation increased $133 million during the year ended December 31, 2014 due to the decrease in the discount rate year over year as well as updated mortality rates based on the updated mortality tables released by the Society of Actuaries in 2014.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consists of
Net actuarial (gain) loss	$402	$276	$(66)	$(73)
Prior service cost (credit)	1	2	(15)	(10)

Total	$403	$278	$(81)	$(83)

Net actuarial losses of $13.9 million and prior service costs of $0.2 million for pension benefits and net actuarial gains of $7.8 million and prior service credits of $2.6 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2014 and 2013 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consists of
Net actuarial loss (gain)	$136	$(112)	$(1)	$(7)
Amortization of net actuarial loss (gain)	(10)	(14)	8	7
Prior service cost (credit)	—	—	(6)	—
Amortization of prior service cost	—	—	2	2

Total	$126	$(126)	$3	$2

For benefit obligation measurement purposes for U.S. plans at December 31, 2014, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2025, the level at which it is expected to remain. At December 31, 2014, the rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2024, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2013, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 5 percent in 2020, the level at which it is expected to remain. At December 31, 2013 the rate for participants over 65 was 7.25 percent, grading down to 5 percent in 2018, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans at December 31, 2014, December 31, 2013, and December 2012, the annual rate of increase in the per capita cost of covered health care benefits was 8 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$3	$3	$—	$1	$1
Interest cost	39	36	41	5	4	6
Expected return on assets	(48)	(45)	(45)	—	—	—
Recognized actuarial loss (gain)	10	14	11	(8)	(7)	(7)
Amortization of prior service credit	—	—	—	(2)	(2)	—
Curtailment gain	—	—	—	—	—	(2)

Net periodic benefit cost (credit)	$3	$8	$10	$(5)	$(4)	$(2)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans prior to the remeasurement in September 2014, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 5 percent in 2020. Subsequent to the remeasurement in September 2014, the annual rate of increase in the per capital cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2025, the level at which it is expected to remain. Prior to the remeasurement in September 2014, the rate for participants over 65 was 7.25 percent, grading down to 5 percent in 2018, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062. Subsequent to the remeasurement in September 2014, the rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2024, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was was 8 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	4.9	(4.3)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 5.75% to 8.00% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2014 and 2013, by asset category are as follows:

	Trust Assets at December 31,
	2014	2013
Equity securities	65%	70%
Debt securities	20	19
Real Estate	3	3
Other	12	8

Total	100.0%	100.0%

The Board of Directors of JT Ryerson has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations.

The approved target ranges and allocations as of the December 31, 2014 measurement date were as follows:

	Range	Target
Equity securities	39-70%	64%
Debt securities	15-40	21
Real estate	2-8	7
Other	7-23	8

Total		100%

The fair value of our pension plan assets at December 31, 2014 by asset category are as follows. See Note 16 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$33.4	$33.4	$—	$—
Equity securities:
US large cap	128.7	—	128.7	—
US small/mid cap	43.2	—	43.2	—
Canadian large cap	5.4	—	5.4	—
Canadian small cap	1.4	—	1.4	—
Other international companies	264.8	—	264.8	—
Fixed income securities:
Investment grade debt	133.3	—	133.3	—
Other types of investments:
Commodity funds	1.3	—	1.3	—
Multi-strategy funds	34.8	—	—	34.8
Private equity funds	9.8	—	—	9.8
Real estate	24.4	—	24.0	0.4

Total	$680.5	$33.4	$602.1	$45.0

The fair value of our pension plan assets at December 31, 2013 by asset category are as follows:

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$11.9	$11.9	$—	$—
Equity securities:
US large cap	158.9	—	158.9	—
US small/mid cap	62.6	—	62.6	—
Canadian large cap	5.7	—	5.7	—
Canadian small cap	1.4	—	1.4	—
Other international companies	218.8	—	218.8	—
Fixed income securities:
Investment grade debt	118.8	—	118.8	—
Other types of investments:
Commodity funds	1.4	—	1.4	—
Multi-strategy funds	28.6	—	—	28.6
Private equity funds	12.7	—	—	12.7
Real estate	18.1	—	17.5	0.6

Total	$638.9	$11.9	$585.1	$41.9

The pension assets classified as Level 2 investments in both 2014 and 2013 are part of common collective trust investments.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Multi- Strategy Hedge funds	Private Equity Funds	Real Estate	Total
	(In millions)
Beginning balance at January 1, 2012	$2.7	$28.3	$2.5	$33.5
Actual return on plan assets:
Relating to assets still held at the reporting date	1.7	0.5	(0.3)	1.9
Relating to assets sold during the period	(0.5)	2.4	0.8	2.7
Purchases	25.0	0.5	—	25.5
Sales	(2.2)	(9.2)	(2.3)	(13.7)

Ending balance at December 31, 2012	$26.7	$22.5	$0.7	$49.9
Actual return on plan assets:
Relating to assets still held at the reporting date	1.9	(1.1)	—	0.8
Relating to assets sold during the period	—	2.6	0.1	2.7
Sales	—	(11.3)	(0.2)	(11.5)

Ending balance at December 31, 2013	$28.6	$12.7	$0.6	$41.9
Actual return on plan assets:
Relating to assets still held at the reporting date	1.7	(1.5)	—	0.2
Relating to assets sold during the period	—	2.6	—	2.6
Purchases	4.5	—	—	4.5
Sales	—	(4.0)	(0.2)	(4.2)

Ending balance at December 31, 2014	$34.8	$9.8	$0.4	$45.0

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

Contributions

The Company contributed $55.4 million, $48.0 million, and $45.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $43 million in 2015.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2015	$56.2	$10.2
2016	56.7	9.6
2017	56.9	9.0
2018	57.3	8.6
2019	57.7	8.1
2020-2024	290.2	32.8

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 63 employees at 4 locations. Total contributions to the plans were $0.5 million for the years ended December 31, 2014, 2013, and 2012. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2014 and 2013 was $0.5 million. The Company’s participation in these plans is not material to our financial statements.

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2025. Future minimum rental commitments are estimated to total $114.1 million, including approximately $25.8 million in 2015, $22.6 million in 2016, $17.4 million in 2017, $12.7 million in 2018, $10.4 million in 2019 and $25.2 million thereafter.

Rental expense under operating leases totaled $33.2 million, $32.9 million, and $32.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

To fulfill contractual requirements for certain customers in 2014, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated to $48.1 million at December 31, 2014 with $48.1 million to be paid in 2015.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, available-for-sale investments, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. The available-for-sale investments in common stock are adjusted to fair value each period with unrealized gains and losses recorded within accumulated other comprehensive income. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 16.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2014. We have no exposure as of December 31, 2014.

Approximately 13% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2015, which covers 5% of our total labor force. We believe that our overall relationship with our employees is good.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2014 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12: Related Parties

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee payable thereunder, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million that will be paid in August 2015. The Company recognized the $25.0 million termination fee within Warehousing, delivery, selling, general and administrative expense during the third quarter of 2014. The total advisory fee recorded was $28.3 million, $5.0 million, and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We declared and made a distribution of $35.0 million to our stockholders in the fourth quarter of 2012.

Note 13: Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
Product Line	2014	2013	2012
	(Percentage of Sales)
Carbon Steel Flat	25%	26%	25%
Carbon Steel Plate	12	11	13
Carbon Steel Long	15	15	15
Stainless Steel Flat	16	16	15
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	4
Aluminum Flat	15	15	14
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	2	3	3

Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2014, 2013 and 2012. The top ten customers accounted for less than 11 percent of its sales for the year ended December 31, 2014. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, Mexico and Brazil, which in aggregate comprised 13 percent, 14 percent, and 13 percent of the Company’s sales during the years ended December 31, 2014, 2013 and 2012, respectively; Canadian, Chinese, Mexican and Brazilian assets were 14 percent, 15 percent, and 16 percent of total Company assets at December 31, 2014, 2013 and 2012, respectively.

Note 14: Other Matters

Equity Investment

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

Note 15: Compensation Plan

Participation Plan

In February of 2009, Ryerson Holding adopted the Rhombus Holding Corporation Amended and Restated 2009 Participation Plan (the “Participation Plan”), designed to provide incentives to key employees, including our named executive officers, to maximize our performance and to provide maximum returns to our stockholders. Under the Participation Plan, participants were granted performance units, the value of which would appreciate when and as the value of Ryerson Holding increases from and after the date of grant, and it is this appreciation in value which was the basis upon which incentive compensation may have become payable upon the occurrence of certain qualifying events, which are described below. The Compensation Committee for the Participation Plan (the “Compensation Committee”) determined who was eligible to receive an award, the size and timing of the award, and the value of the award at the time of grant. The maximum number of performance units that could be awarded under the Participation Plan was 87,500,000. The performance units generally matured over a 44-month period of time which the Compensation Committee believed acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units was contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding’s common stock by its stockholders or (ii) Ryerson Holding’s payment of a cash dividend. The Participation Plan was amended on February 9, 2014 to extend the termination date of the Participation Plan from February 15, 2014 to March 31, 2014 (or earlier if terminated by the Compensation Committee prior to March 31, 2014) and provided that all performance units would terminate upon the expiration of the Participation Plan. Performance units would generally be forfeited upon a participant’s termination of employment. In 2013, 10,062,500 and 8,750,000 performance units were granted to Messrs. Arnold and Lehner, respectively, of which 5,031,250 and 2,187,500 vested in 2013, respectively. The Participation Plan and all performance units granted thereunder have terminated effective March 31, 2014, and no payments were made or will be made thereunder.

Note 16: Derivatives and Fair Value Measurements

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts periodically to reduce volatility in the price of metals. We may also enter into natural gas and diesel fuel price swaps to manage the price risk of forecasted purchases of natural gas and diesel fuel. The Company currently does not account for its derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2014 and 2013:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In millions)
Derivatives not designated as hedging instruments under ASC 815
Commodity contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$—	Other accrued liabilities	$1.3	Other accrued liabilities	$0.2

As of December 31, 2014 and 2013, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $3.2 million and $2.2 million, respectively. As of December 31, 2014 and 2013, the Company had 144 tons and 131 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of December 31, 2014 and 2013, the Company had 14,700 tons and 4,600 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 6,366 tons and 195 tons as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company has 624,000 gallons and zero gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2014	2013	2012
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$—	$—	$0.1
Commodity contracts	Cost of materials sold	(0.5)	(0.3)	1.3
Diesel fuel commodity contracts	Warehousing, delivery, selling, general and administrative	(0.2)	—	—

Total		$(0.7)	$(0.3)	$1.4

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock – available-for-sale investment	$11.2	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.1	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$1.3	$—

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$2.5	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$4.7	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

	At December 31, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$60.0	$60.0	$74.4	$74.4
Restricted cash	2.0	2.0	1.8	1.8
Receivables less provision for allowances, claims and doubtful accounts	400.8	400.8	381.9	381.9
Accounts payable	220.8	220.8	207.3	207.3
Long-term debt, including current portion	1,259.1	1,288.7	1,294.8	1,348.8

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

The Company’s available-for-sale securities as of December 31, 2014 can be summarized as follows:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(6.2)	$11.2

The Company’s available-for-sale securities as of December 31, 2013 can be summarized as follows:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2014, 2013, and 2012.

Note 17: Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and December 31, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2013	$(3.8)	$(251.6)	$3.3
Other comprehensive income (loss) before reclassifications	(12.8)	80.1	—
Amounts reclassified from accumulated other comprehensive income	—	(3.4)	—

Net current-period other comprehensive income (loss)	(12.8)	76.7	—

Balance at December 31, 2013	$(16.6)	$(174.9)	$3.3
Other comprehensive income (loss) before reclassifications	(16.2)	(80.3)	(6.1)
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	—

Net current-period other comprehensive income (loss)	(16.2)	(80.9)	(6.1)

Balance at December 31, 2014	$(32.8)	$(255.8)	$(2.8)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and December 31, 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2014
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(2.5)	Warehousing, delivery, selling, general and administrative
Prior service cost	1.7	Warehousing, delivery, selling, general and administrative

Total before tax	(0.8)
Tax provision	0.2

Net of tax	$(0.6)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(6.6)	Warehousing, delivery, selling, general and administrative
Prior service cost	1.4	Warehousing, delivery, selling, general and administrative

Total before tax	(5.2)
Tax provision	1.8

Net of tax	$(3.4)

Note 18: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Income (loss) before income tax:
U.S.	$(34.4)	$35.5	$47.5
Foreign	7.5	(21.6)	(7.2)

	$(26.9)	$13.9	$40.3

Current income taxes:
Federal	$(1.0)	$(0.1)	$—
Foreign	3.3	(0.1)	0.6
State	0.5	0.6	3.1

	2.8	(0.4)	3.7
Deferred income taxes	(3.5)	(112.7)	(9.2)

Total tax benefit	$(0.7)	$(112.3)	$(5.5)

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 35%	$(9.4)	$4.9	$14.1
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.6)	3.0	3.0
Non-deductible expenses and non-taxable income (1)	9.3	5.1	1.9
Foreign income not includable in federal taxable income	(1.0)	1.9	0.3
Effect of acquisition related elections and settlements (2)	—	(2.2)	(7.1)
Valuation allowance changes (net) (3)	(0.6)	(124.2)	(19.2)
All other, net	1.6	(0.8)	1.5

Total income tax benefit	$(0.7)	$(112.3)	$(5.5)

(1)	The 2014 charge includes $8.2 million related to the nonrecurring fee to terminate the advisory services agreement with Platinum Advisors (See Note 12).
(2)	Includes a $8.5 million deferred tax benefit in 2012 related to a tax election corresponding with the acquisition of Turret, for which an offsetting valuation allowance was also recorded in 2012.
(3)	The 2012 change in valuation allowance includes a benefit from the use of U.S. federal and state net operating loss carryforwards totaling approximately $4 million.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2014	2013
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$30	$30
Post-retirement benefits other than pensions	37	43
Federal and foreign net operating loss carryforwards	86	70
State net operating loss carryforwards	11	12
Pension liability	106	74
Other deductible temporary differences	21	17
Less: valuation allowances	(22)	(23)

	$269	$223

Deferred tax liabilities:
Fixed asset basis difference	$97	$104
Inventory basis difference	130	129
Other intangibles	15	15

	242	248

Net deferred tax asset (liability)	$27	$(25)

During 2013, the Company recognized a total net tax benefit of $124.2 million related to changes in valuation allowance. As described in Note 1, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of the Company’s ability to earn future profits. Combined with the Company’s projections of future income providing additional subjective evidence of the Company’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

The Company had available at December 31, 2014, federal AMT credit carryforwards of approximately $30 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $76 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 16 years, $11 million related to state NOL carryforwards which expire generally in 1 to 20 years and $10 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2014.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2014, the Company had approximately $110 million of undistributed foreign earnings on which no U.S. tax expense has been recorded, predominately in Canada and China. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the availability of tax credits in the U.S., which is dependent on a number of factors including the timing of future distributions, the mix of distributions and the amount of both U.S. and non-U.S. source income in future years. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2012	$7.0
Gross increases – tax positions in current periods	2.0

Unrecognized tax benefits balance at December 31, 2012	$9.0
Gross increases – tax positions in current periods	0.4
Settlements and closing of statute of limitations	(0.6)

Unrecognized tax benefits balance at December 31, 2013	$8.8
Gross increases – tax positions in current periods	0.3
Settlements and closing of statute of limitations	(1.5)

Unrecognized tax benefits balance at December 31, 2014	$7.6

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2009. Substantially all state and local income tax matters have been concluded through 2006. However, a change by a state in subsequent years would result in an immaterial change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2009 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, we had approximately $1.3 million and $1.1 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.6 million and $6.3 million as of December 31, 2014 and 2013, respectively.

Note 19: Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
Basic and diluted earnings (loss) per share	2014	2013	2012
	(In millions, except per share data)
Net income (loss) available to common stockholders	$(25.7)	$127.3	$47.1

Average shares of common stock outstanding	25.4	21.3	21.3

Basic and diluted earnings (loss) per share	$(1.01)	$5.99	$2.22

Note 20: Condensed Consolidating Financial Statements

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson Holding entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors party to the 2017 and 2018 Notes, whereby Ryerson Holding provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson Holding and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson Holding and its subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,078.5	$2,584.5	$456.4	$(2,497.2)	$3,622.2
Cost of materials sold	—	2,608.2	2,533.8	383.6	(2,497.2)	3,028.4

Gross profit	—	470.3	50.7	72.8	—	593.8
Warehousing, delivery, selling, general and administrative expenses	0.2	415.7	24.8	68.5	—	509.2
Gain on sale of assets	—	(0.5)	—	(1.3)	—	(1.8)

Operating profit (loss)	(0.2)	55.1	25.9	5.6	—	86.4
Other income and (expense), net	—	(10.9)	—	5.0	—	(5.9)
Interest and other expense on debt	—	(104.5)	—	(2.9)	—	(107.4)
Intercompany transactions:
Interest expense on intercompany loans	—	(6.6)	—	(0.2)	6.8	—
Interest income on intercompany loans	—	—	6.8	—	(6.8)	—

Income (loss) before income taxes	(0.2)	(66.9)	32.7	7.5	—	(26.9)
Provision (benefit) for income taxes	8.2	(12.1)	(0.7)	3.9	—	(0.7)
Equity in (earnings) loss of subsidiaries	17.3	(37.5)	(4.2)	—	24.4	—

Net income (loss)	(25.7)	(17.3)	37.6	3.6	(24.4)	(26.2)
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to Ryerson Holding Corporation	$(25.7)	$(17.3)	$37.6	$4.1	$(24.4)	$(25.7)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,916.0	$2,387.0	$471.4	$(2,314.1)	$3,460.3
Cost of materials sold	—	2,412.8	2,341.2	403.8	(2,314.1)	2,843.7

Gross profit	—	503.2	45.8	67.6	—	616.6
Warehousing, delivery, selling, general and administrative expenses	0.9	373.3	24.7	81.2	—	480.1
Restructuring and other charges	—	—	—	1.9	—	1.9
Impairment charges on fixed assets and goodwill	—	3.2	—	6.8	—	10.0

Operating profit (loss)	(0.9)	126.7	21.1	(22.3)	—	124.6
Other income and (expense), net	—	(4.1)	—	3.9	—	(0.2)
Interest and other expense on debt	—	(107.5)	—	(3.0)	—	(110.5)
Interest expense on intercompany loans	—	(7.0)	—	—	7.0	—
Interest income on intercompany loans	—	—	7.0	—	(7.0)	—

Income (loss) before income taxes	(0.9)	8.1	28.1	(21.4)	—	13.9
Provision (benefit) for income taxes	(47.7)	(70.3)	5.9	(0.2)	—	(112.3)
Equity in (earnings) loss of subsidiaries	(80.5)	(2.1)	19.8	—	62.8	—

Net income (loss)	127.3	80.5	2.4	(21.2)	(62.8)	126.2
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to Ryerson Holding Corporation	$127.3	$80.5	$2.4	$(20.1)	$(62.8)	$127.3

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,396.0	$2,827.4	$543.7	$(2,742.4)	$4,024.7
Cost of materials sold	—	2,819.0	2,773.3	465.2	(2,742.4)	3,315.1

Gross profit	—	577.0	54.1	78.5	—	709.6
Warehousing, delivery, selling, general and administrative expenses	1.0	400.2	26.3	81.4	—	508.9
Restructuring and other charges	—	(0.2)	—	1.3	—	1.1
Impairment charges on fixed assets and goodwill	—	1.0	—	—	—	1.0
Pension and other postretirement benefits curtailment gain	—	—	—	(1.7)	—	(1.7)

Operating profit (loss)	(1.0)	176.0	27.8	(2.5)	—	200.3
Other income and (expense), net	(15.6)	(16.5)	—	(1.4)	—	(33.5)
Interest and other expense on debt	(40.1)	(83.3)	—	(3.1)	—	(126.5)
Interest expense on intercompany loans	—	(14.9)	—	—	14.9	—
Interest income on intercompany loans	—	—	14.9	—	(14.9)	—

Income (loss) before income taxes	(56.7)	61.3	42.7	(7.0)	—	40.3
Provision (benefit) for income taxes	—	(8.2)	0.5	2.2	—	(5.5)
Equity in (earnings) loss of subsidiaries	(103.8)	(34.3)	7.4	—	130.7	—

Net income (loss)	47.1	103.8	34.8	(9.2)	(130.7)	45.8
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.3)	—	(1.3)

Net income (loss) attributable to Ryerson Holding Corporation	$47.1	$103.8	$34.8	$(7.9)	$(130.7)	$47.1

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$(128.9)	$(120.5)	$31.4	$(14.4)	$102.9	$(129.5)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(128.9)	$(120.5)	$31.4	$(13.8)	$102.9	$(128.9)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$191.2	$144.5	$2.4	$(32.2)	$(115.9)	$190.0
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.2)	—	(1.2)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$191.2	$144.5	$2.4	$(31.0)	$(115.9)	$191.2

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$9.7	$66.3	$42.5	$(6.7)	$(103.8)	$8.0
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.7)	—	(1.7)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$9.7	$66.3	$42.5	$(5.0)	$(103.8)	$9.7

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(25.7)	$(17.3)	$37.6	$3.6	$(24.4)	$(26.2)

Non-cash expenses	8.4	35.1	3.1	5.7	—	52.3
Equity in (earnings) loss of subsidiaries	17.3	(37.5)	(4.2)	—	24.4	—
Changes in working capital	9.0	(58.0)	(29.6)	(20.8)	—	(99.4)

Net adjustments	34.7	(60.4)	(30.7)	(15.1)	24.4	(47.1)

Net cash provided by (used in) operating activities	9.0	(77.7)	6.9	(11.5)	—	(73.3)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(20.1)	—	—	—	(20.1)
Capital expenditures	—	(18.8)	(0.5)	(2.3)	—	(21.6)
Investment in subsidiaries	(110.7)	(0.1)	—	—	110.8	—
Loan to related companies	—	—	(40.3)	—	40.3	—
Loan repayment from related companies	—	40.3	—	—	(40.3)	—
Other investing activities	—	4.7	—	3.0	—	7.7

Net cash provided by (used in) investing activities	(110.7)	6.0	(40.8)	0.7	110.8	(34.0)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	112.4	—	—	—	—	112.4
Long-term debt retired	—	(110.7)	—	—	—	(110.7)
Net proceeds/(repayments) of short-term borrowings	—	65.9	—	(2.1)	—	63.8
Net increase in book overdrafts	—	3.6	32.4	—	—	36.0
Capital contribution	—	110.7	—	0.1	(110.8)	—
Other financing activities	—	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) financing activities	112.4	68.5	32.4	(2.0)	(110.8)	100.5

Net increase (decrease) in cash and cash equivalents	10.7	(3.2)	(1.5)	(12.8)	—	(6.8)
Effect of exchange rates	—	—	(0.2)	(7.4)	—	(7.6)

Net change in cash and cash equivalents	10.7	(3.2)	(1.7)	(20.2)	—	(14.4)
Beginning cash and cash equivalents	0.4	7.8	2.4	63.8	—	74.4

Ending cash and cash equivalents	$11.1	$4.6	$0.7	$43.6	$—	$60.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$127.3	$80.5	$2.4	$(21.2)	$(62.8)	$126.2

Non-cash expenses	(48.1)	(30.4)	8.0	16.4	—	(54.1)
Equity in (earnings) loss of subsidiaries	(80.5)	(2.1)	19.8	—	62.8	—
Changes in working capital	1.3	256.2	(301.4)	19.9	—	(24.0)

Net adjustments	(127.3)	223.7	(273.6)	36.3	62.8	(78.1)

Net cash provided by (used in) operating activities	—	304.2	(271.2)	15.1	—	48.1

INVESTING ACTIVITIES:
Capital expenditures	—	(16.5)	(0.6)	(3.1)	—	(20.2)
Investment in subsidiaries	—	(173.2)	—	—	173.2	—
Loan repayment from related parties	—	—	127.1	—	(127.1)	—
Dividend received from subsidiary	6.6	28.7	—	—	(35.3)	—
Other investing activities	—	4.6	—	2.1	—	6.7

Net cash provided by (used in) investing activities	6.6	(156.4)	126.5	(1.0)	10.8	(13.5)

FINANCING ACTIVITIES:
Net proceeds/(repayments) of short-term borrowings	—	(14.4)	—	3.8	—	(10.6)
Repayment of intercompany borrowings	—	(127.1)	—	—	127.1	—
Dividends paid	—	(6.6)	(27.0)	(1.7)	35.3	—
Capital contribution	—	—	173.2	—	(173.2)	—
Acquisition of treasury stock	(6.6)	—	—	—	—	(6.6)
Other financing activities	—	(7.4)	(1.5)	(0.5)	—	(9.4)

Net cash provided by (used in) financing activities	(6.6)	(155.5)	144.7	1.6	(10.8)	(26.6)

Net increase (decrease) in cash and cash equivalents	—	(7.7)	—	15.7	—	8.0
Effect of exchange rates	—	—	0.5	(5.3)	—	(4.8)

Net change in cash and cash equivalents	—	(7.7)	0.5	10.4	—	3.2
Beginning cash and cash equivalents	0.4	15.5	1.9	53.4	—	71.2

Ending cash and cash equivalents	$0.4	$7.8	$2.4	$63.8	$—	$74.4

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$47.1	$103.8	$34.8	$(9.2)	$(130.7)	$45.8

Non-cash expenses	55.1	47.8	3.6	8.0	—	114.5
Equity in (earnings) loss of subsidiaries	(103.8)	(34.3)	7.4	—	130.7	—
Changes in working capital	1.6	54.0	(52.0)	22.6	—	26.2

Net adjustments	(47.1)	67.5	(41.0)	30.6	130.7	140.7

Net cash provided by (used in) operating activities	—	171.3	(6.2)	21.4	—	186.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(5.1)	—	—	—	(5.1)
Capital expenditures	—	(37.1)	(0.8)	(2.9)	—	(40.8)
Loan repayment from related parties	—	—	17.3	—	(17.3)	—
Dividend received from subsidiary	379.9	—	—	—	(379.9)	—
Proceeds from sale of property, plant & equipment	—	11.6	—	—	—	11.6
Other investing activities	—	(2.0)	(2.5)	3.5	—	(1.0)

Net cash provided by (used in) investing activities	379.9	(32.6)	14.0	0.6	(397.2)	(35.3)

FINANCING ACTIVITIES:
Long-term debt issued	—	900.0	—	—	—	900.0
Long-term debt retired	(344.9)	(484.6)	—	—	—	(829.5)
Net repayments of short-term borrowings	—	(136.5)	—	(12.5)	—	(149.0)
Repayment of intercompany borrowings	—	(17.3)	—	—	17.3	—
Long term debt issuance costs	—	(18.1)	—	—	—	(18.1)
Net decrease in book overdrafts	—	(4.9)	(6.9)	—	—	(11.8)
Dividends paid	(35.0)	(379.9)	—	—	379.9	(35.0)

Net cash provided by (used in) financing activities	(379.9)	(141.3)	(6.9)	(12.5)	397.2	(143.4)

Net increase (decrease) in cash and cash equivalents	—	(2.6)	0.9	9.5	—	7.8
Effect of exchange rates	—	—	0.1	1.6	—	1.7

Net change in cash and cash equivalents	—	(2.6)	1.0	11.1	—	9.5
Beginning cash and cash equivalents	0.4	18.1	0.9	42.3	—	61.7

Ending cash and cash equivalents	$0.4	$15.5	$1.9	$53.4	$—	$71.2

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11.1	$4.6	$0.7	$43.6	$—	$60.0
Receivables less provision for allowances, claims and doubtful accounts	—	303.3	14.0	83.5	—	400.8
Inventories	—	633.5	32.0	73.4	—	738.9
Intercompany receivable	11.4	—	157.3	—	(168.7)	—
Other current assets	0.2	12.5	14.4	17.4	(2.8)	41.7

Total current assets	22.7	953.9	218.4	217.9	(171.5)	1,241.4
Investments in subsidiaries	—	469.2	316.5	—	(785.7)	—
Intercompany notes receivable	—	—	221.3	—	(221.3)	—
Property, plant and equipment net of accumulated depreciation	—	373.2	8.1	44.5	—	425.8
Deferred income taxes	39.2	99.0	—	3.1	(7.2)	134.1
Other noncurrent assets	—	95.3	77.7	3.0	(0.4)	175.6

Total assets	$61.9	$1,990.6	$842.0	$268.5	$(1,186.1)	$1,976.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10.0	$38.0	$137.1	$35.4	$0.3	$220.8
Intercompany payable	—	147.3	—	21.6	(168.9)	—
Deferred income taxes	—	109.1	—	—	(2.4)	106.7
Other current liabilities	0.5	135.6	1.9	36.2	0.5	174.7

Total current liabilities	10.5	430.0	139.0	93.2	(170.5)	502.2
Dividends in excess of investment in subsidiaries	179.9	—	—	—	(179.9)	—
Long-term debt	—	1,192.5	—	—	—	1,192.5
Long-term debt – intercompany	—	169.6	—	51.7	(221.3)	—
Deferred employee benefits	—	359.5	—	25.7	—	385.2
Other noncurrent liabilities	—	18.9	8.4	4.2	(8.6)	22.9

Total liabilities	190.4	2,170.5	147.4	174.8	(580.3)	2,102.8
Redeemable noncontrolling interest	—	—	—	1.0	—	1.0
Ryerson Holding Corporation stockholders’ equity	(128.5)	(179.9)	694.6	91.1	(605.8)	(128.5)
Noncontrolling interest	—	—	—	1.6	—	1.6

Total liabilities and equity	$61.9	$1,990.6	$842.0	$268.5	$(1,186.1)	$1,976.9

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.4	$7.8	$2.4	$63.8	$—	$74.4
Receivables less provision for allowances, claims and doubtful accounts	—	290.4	8.8	82.7	—	381.9
Inventories	—	637.1	25.8	70.1	—	733.0
Intercompany receivable	8.1	—	161.1	—	(169.2)	—
Other current assets	2.3	10.2	20.8	17.6	(0.9)	50.0

Total current assets	10.8	945.5	218.9	234.2	(170.1)	1,239.3
Investments in subsidiaries	—	464.8	175.5	—	(640.3)	—
Intercompany notes receivable	—	—	181.0	—	(181.0)	—
Property, plant and equipment net of accumulated depreciation	—	387.8	3.1	50.8	—	441.7
Deferred income taxes	47.7	49.7	—	3.7	(3.7)	97.4
Other noncurrent assets	—	106.1	64.0	3.6	(0.3)	173.4

Total assets	$58.5	$1,953.9	$642.5	$292.3	$(995.4)	$1,951.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$34.9	$132.8	$39.2	$0.4	$207.3
Intercompany payable	—	123.6	—	46.1	(169.7)	—
Deferred income taxes	—	120.4	0.5	—	1.3	122.2
Other current liabilities	0.4	93.2	1.7	36.8	(1.0)	131.1

Total current liabilities	0.4	372.1	135.0	122.1	(169.0)	460.6
Dividends in excess of investment in subsidiaries	170.1	—	—	—	(170.1)	—
Long-term debt	—	1,262.5	—	—	—	1,262.5
Long-term debt – intercompany	—	181.0	—	—	(181.0)	—
Deferred employee benefits	—	295.0	—	25.8	—	320.8
Other noncurrent liabilities	—	13.4	5.2	3.2	(5.1)	16.7

Total liabilities	170.5	2,124.0	140.2	151.1	(525.2)	2,060.6
Redeemable noncontrolling interest	—	—	—	1.3	—	1.3
Ryerson Holding Corporation stockholders’ equity	(112.0)	(170.1)	502.3	138.0	(470.2)	(112.0)
Noncontrolling interest	—	—	—	1.9	—	1.9

Total liabilities and equity	$58.5	$1,953.9	$642.5	$292.3	$(995.4)	$1,951.8

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Holding Corporation	Basic and Diluted Earnings (Loss) per Share
2013
First Quarter (1)	$891.1	$155.8	$6.1	$5.2	$5.6	$0.26
Second Quarter (2)	906.9	158.5	2.4	0.2	0.5	0.02
Third Quarter (3)	859.8	155.1	5.6	2.8	3.0	0.14
Fourth Quarter (4)	802.5	147.2	(0.2)	118.0	118.2	5.56

Year	$3,460.3	$616.6	$13.9	$126.2	$127.3	$5.99

2014
First Quarter	$874.4	$147.7	$4.5	$1.4	$1.6	$0.08
Second Quarter	931.5	154.4	5.0	2.5	2.6	0.13
Third Quarter (5)	947.9	149.5	(39.7)	(34.8)	(34.7)	(1.26)
Fourth Quarter	868.4	142.2	3.3	4.7	4.8	0.15

Year	$3,622.2	$593.8	$(26.9)	$(26.2)	$(25.7)	$(1.01)

(1)	Included in the first quarter 2013 results is an impairment charge of $0.9 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(2)	Included in the second quarter 2013 results is an impairment charge of $6.8 million to reduce the carrying value of goodwill at a reporting unit to its implied fair value. The second quarter also includes a $2.1 million restructuring charge related to the closure of a facility.
(3)	Included in the third quarter 2013 results is an impairment charge of $1.1 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(4)	Included in the fourth quarter 2013 results is an impairment charge of $1.2 million related to certain assets held for sale to recognize the assets at their appraised fair value less cost to sell and an income tax benefit of $118.2 million primarily related to a reduction in valuation allowance previously recorded against U.S. deferred tax assets.
(5)	Included in third quarter 2014 results is a $25.0 million charge to terminate the advisory services with Platinum Equity Advisors, LLC in connection with our initial public offering on August 13, 2014. The third quarter of 2014 results also includes the recognition of $7.7 million of transaction compensation expense associated with the initial public offering. The Company also recognized $11.2 million of expense related to the premium paid to redeem $99.5 million of the 2018 Notes as well as $1.2 million of expense to write-off unamortized debt issuance costs associated with the Notes. The third quarter 2014 results also includes a gain on sale of assets of $1.3 million.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2014	2013	2012
Administrative and other expenses	$(0.2)	$(0.9)	$(1.0)
Other income and (expense), net	—	—	(15.6)
Interest and other expense on debt	—	—	(40.1)
Equity in income (loss) of subsidiaries	(17.3)	80.5	103.8

Income (loss) before income taxes	(17.5)	79.6	47.1
Provision (benefit) for income taxes	8.2	(47.7)	—

Net income (loss)	$(25.7)	$127.3	$47.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(25.7)	$127.3	$47.1
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(16.2)	(12.8)	4.3
Unrealized gain (loss) on available-for-sale investment	(9.5)	—	7.7
Changes in defined benefit pension and other post-retirement benefit plans	(130.3)	126.2	(51.5)

Other comprehensive income (loss)	(156.0)	113.4	(39.5)
Total comprehensive income (loss), before tax	(181.7)	240.7	7.6
Income tax provision (benefit) related to items of other comprehensive income	(52.8)	49.5	(2.1)

Comprehensive income (loss), after tax	$(128.9)	$191.2	$9.7

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$(25.7)	$127.3	$47.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	17.3	(80.5)	(103.8)
Noncash interest expense related to debt discount amortization	—	—	39.0
Deferred income taxes	8.5	(47.7)	—
Loss on retirement of debt	—	—	15.6
(Increase) decrease in receivables from subsidiaries	(1.0)	1.0	0.6
(Increase) decrease in other assets	(0.2)	—	1.0
Increase in accounts payable	10.0	—	—
Increase (decrease) in accrued liabilities	0.1	(0.1)	0.5

Net adjustments	34.7	(127.3)	(47.1)

Net cash provided by operating activities	9.0	—	—

Investing Activities:
Dividends received from subsidiaries	—	6.6	379.9
Investments in and net advances to subsidiaries	(110.7)	—	—

Net cash provided by (used in) investing activities	(110.7)	6.6	379.9

Financing activities:
Net proceeds from issuance of common stock	112.4	—	—
Long term debt retired	—	—	(344.9)
Distributions made to stockholders	—	—	(35.0)
Acquisition of treasury stock	—	(6.6)	—

Net cash provided by (used in) financing activities	112.4	(6.6)	(379.9)

Net increase in cash and cash equivalents	10.7	—	—
Cash and cash equivalents—beginning of period	0.4	0.4	0.4

Cash and cash equivalents—end of period	$11.1	$0.4	$0.4

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11.1	$0.4
Prepaid expenses and other assets	0.2	—
Receivable from subsidiaries	11.4	10.4

Total current assets	22.7	10.8
Deferred income taxes	39.2	47.7

Total assets	$61.9	$58.5

Liabilities
Accounts payable	$10.0	$—
Accrued liabilities	0.5	0.4

Total current liabilities	10.5	0.4

Dividends in excess of investment in subsidiaries	179.9	170.1

Total liabilities	190.4	170.5

Ryerson Holding Corporation Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2014; no shares authorized or issued at 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 32,250,000 shares issued at 2014; 42,500,000 shares authorized and 21,250,000 issued at 2013	0.3	0.2
Capital in excess of par value	302.0	189.7
Accumulated deficit	(132.8)	(107.1)
Treasury stock at cost – Common stock of 212,500 shares in 2014 and 2013	(6.6)	(6.6)
Accumulated other comprehensive loss	(291.4)	(188.2)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(128.5)	(112.0)

Total liabilities and stockholders’ equity	$61.9	$58.5

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

(In millions)

Note 1: Basis of presentation

In the parent company only financial statements, Ryerson Holding’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Ryerson Holding’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company only financial statements should be read in conjunction with the Company’s consolidated financial statements.

On July 23, 2014, Ryerson Holding’s Board of Directors approved a 4.25 for 1.00 stock split of Ryerson Holding’s common stock to be effected prior to the closing of Ryerson Holding’s initial public offering. Per share and share amounts presented herein have been adjusted for all periods to give retroactive effect to the 4.25 for 1.00 stock split.

Note 2: Debt

As of November 1, 2012, all of the Ryerson Holding Notes were repurchased or redeemed and cancelled. During 2012 the Company recorded a $15.6 million loss on the repurchase and cancellation of debt related to the Ryerson Holding Notes within other income and (expense), net on the Statements of Operations.

Note 3: Guarantees

On December 30, 2014, Ryerson Holding entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors party to the 2017 and 2018 Notes, whereby Ryerson Holding provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes.

Until their repayment in 2014, Ryerson Holding had guaranteed $35 million of loans made between three of its wholly-owned subsidiaries.

Note 4: Dividends from subsidiaries

Cash dividends paid to Ryerson Holding Corporation from its consolidated subsidiaries were zero, $6.6 million, and $379.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

		Provision for Allowances
	Balance at Beginning of Period	Acquisition of Business		Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income	Deductions from Reserves		Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$5.4	$—		$0.7	$—	$(0.8	)(A)	$5.3
Valuation allowance—deferred tax assets	23.1	—		(0.6)	—	—		22.5
Year ended December 31, 2013
Allowance for doubtful accounts	$7.1	$—		$(0.7)	$—	$(1.0	)(A)	$5.4
Valuation allowance—deferred tax assets	147.3	—		(124.2)	—	—		23.1
Year ended December 31, 2012
Allowance for doubtful accounts	$7.7	$—		$1.7	$—	$(2.3	)(A)	$7.1
Valuation allowance—deferred tax assets	151.7	1.2	(B)	(19.2)	13.6	—		147.3

NOTES:

(A)	Bad debts written off during the year
(B)	Reserve of $1.2 million was acquired in acquisition of Açofran

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in our 2015 Proxy Statement and is incorporated herein by reference.

Information concerning directors and nominees for director is presented under the caption “Board of Directors” in our proxy statement and is incorporated herein by reference.

Information concerning our executive officers is presented under the caption “Executive Officers of the Registrant” in Part 1 of this Form 10-K and is incorporated herein by reference.

Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption “Audit Committee” in our proxy statement and is incorporated herein by reference.

Information concerning the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption “Other Information—Stockholder Nominations for Directors” in our proxy statement and is incorporated herein by reference.

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers and directors for the year ended December 31, 2014, is presented under the captions “Executive Compensation,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

Information concerning compensation committee interlocks is presented under the caption “Compensation Committee Interlocks and Insider Participation” in our proxy statement and is incorporated herein by reference.

The report of our Compensation Committee can be found under the caption “Compensation Committee Report” in our proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 27, 2015, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 27, 2015, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents our equity compensation plan information as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	$—	1,695,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,695,000

The “equity compensation plans approved by security holders” listed above represent shares issuable under the Company’s “2014 Omnibus Incentive Plan” as defined in Amendment No. 23 to our registration statement on Form S-1, filed on August 7, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships and related transactions during 2014 and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Appointment of Independent Registered Public Accounting Firm” and “Audit Committee—Audit, Audit-Related, and Other Nonaudit Services” in our proxy statement and is incorporated herein by reference.

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
Edward J. Lehner
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Arnold	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Michael C. Arnold

/s/ Edward J. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Edward J. Lehner

/s/ Erich S. Schnaufer	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
Erich S. Schnaufer

/s/ Kirk K. Calhoun	Director	March 16, 2015
Kirk K. Calhoun

/s/ Eva M. Kalawski	Director	March 16, 2015
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 16, 2015
Jacob Kotzubei

/s/ Stephen P. Larson	Director	March 16, 2015
Stephen P. Larson

/s/ Philip E. Norment	Director	March 16, 2015
Philip E. Norment

/s/ Mary Ann Sigler	Director	March 16, 2015
Mary Ann Sigler

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.(a)

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.(b)

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.(c)

4.2	First Supplemental Indenture, dated as of December 30, 2014, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to Ryerson Holding Corporation’s guarantee of the Issuer’s 9% Senior Secured Notes due 2017.(d)

4.3	Indenture, dated as of October 10, 2012, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 9% Senior Secured Notes due 2017.(d)

4.4	First Supplemental Indenture, dated as of December 30, 2014, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to Ryerson Holding Corporation’s guarantee of the Issuer’s 11 1⁄4% Senior Notes due 2018.(d)

4.5	Indenture, dated as of October 10, 2012, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 11 1⁄4% Senior Notes due 2018.(d)

4.6	Form of Investor Rights Agreement, by and among Ryerson Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Equity Capital Partners-A II, L.P. and Platinum Rhombus Principals, LLC.(b)

4.7	Amended and Restated Stockholders’ Agreement, dated as of March 31, 2009, by and among Rhombus Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-A II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Rhombus Principals, LLC, and the stockholders party thereto.(n)

4.8	Amendment to Amended and Restated Stockholders’ Agreement, dated as of April 1, 2009, by and among Rhombus Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-A II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Rhombus Principals, LLC, Moelis Capital Partners Opportunity Fund I, LP and Moelis Capital Partners Opportunity Fund I-A, LP.(n)

10.1	Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(e)

10.2	Amendment No. 1, dated as of March 14, 2011, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(f)

10.3	Guarantee and Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the pledgors and guarantors party thereto and Bank of America, N.A., as administrative agent.(e)

10.4	Intercreditor Agreement, dated as of October 19, 2007, by and among Bank of America, N.A., as ABL collateral agent and Wells Fargo Bank, National Association, as notes collateral agent.(e)

10.5	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.(e)

10.6	Offer Letter Agreement, dated November 9, 2010, by and between Ryerson Inc. and Michael C. Arnold.(f)

Exhibit Number	Exhibit Description

10.7	Ryerson Nonqualified Savings Plan.(g)

10.8	Offer Letter Agreement, dated June 29, 2012, between Ryerson Inc. and Edward J. Lehner.(h)

10.9	Ryerson Holding Corporation Retention Bonus Plan.(i)

10.10	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(j)

10.11	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.(k)

10.12	Amendment No. 3, dated as of April 3, 2013, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(b)

10.13	Amendment No. 2, dated as of September 25, 2012, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(l)

10.14	Form of Director and Officer Indemnification Agreement.(m)

10.15	Form of Participation Agreement for the Ryerson Holding Corporation Retention Bonus Plan.(i)

10.16	Form of Incentive Compensation Award Agreement by and between Ryerson Holding Corporation and Michael C. Arnold.(i)

21.1	List of Subsidiaries of Ryerson Holding Corporation.*

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
(a)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-22 filed on August 6, 2014 (File No. 333-164484).
(b)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-15 filed on May 6, 2013 (File No. 333-164484).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-8 filed on April 27,2010 (File No. 333-164484).
(d)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on January 5, 2015 (File No. 001-34735).
(e)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(f)	Incorporated by reference to Ryerson Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 15, 2011 (File No. 001-34735).(g) Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(h)	Incorporated by reference to Ryerson Inc.’s Form 8-K filed on July 3, 2012 (File No. 001-09117).
(i)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-19 filed on June 24, 2014 (File No. 333-164484).
(j)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).
(k)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-21 filed on July 24, 2014 (File No. 333-164484).
(l)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-16 filed on May 28, 2013 (File No. 333-164484).
(m)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-18 filed on March 27, 2014 (File No. 333-164484).
(n)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-4 filed on April 16, 2010 (File No. 333-164484).