Form 10-Q
period 2015-03-31
Ryerson Holding Corp
filed 2015-05-07
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

227 W. Monroe St., 27th Floor

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

As of May 5, 2015 there were 32,037,500 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$868.0	$874.4
Cost of materials sold	718.0	726.7

Gross profit	150.0	147.7
Warehousing, delivery, selling, general and administrative	116.4	117.8

Operating profit	33.6	29.9
Other income and (expense), net	(11.3)	2.0
Interest and other expense on debt	(25.3)	(27.4)

Income (loss) before income taxes	(3.0)	4.5
Provision (benefit) for income taxes	(0.2)	3.1

Net income (loss)	(2.8)	1.4
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.2)

Net income (loss) attributable to Ryerson Holding Corporation	$(2.5)	$1.6

Comprehensive loss	$(9.1)	$(5.6)
Less: Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.2)

Comprehensive loss attributable to Ryerson Holding Corporation	$(8.8)	$(5.4)

Basic and diluted earnings (loss) per share	$(0.08)	$0.08

See Notes to Condensed Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(2.8)	$1.4

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.1	10.8
Deferred income taxes	(1.0)	5.1
Provision for allowances, claims and doubtful accounts	1.5	0.9
Loss on retirement of debt	0.5	—
Other-than-temporary impairment charge on available-for-sale investments	12.3	—
Other items	(0.2)	(0.1)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(16.9)	(53.8)
Inventories	70.8	25.1
Other assets	2.5	0.2
Accounts payable	31.9	30.0
Accrued liabilities	6.8	21.9
Accrued taxes payable/receivable	(1.3)	(3.1)
Deferred employee benefit costs	(13.6)	(13.3)

Net adjustments	104.4	23.7

Net cash provided by operating activities	101.6	25.1

Investing activities:
Capital expenditures	(5.7)	(3.4)
Proceeds from sales of property, plant and equipment	0.1	0.1

Net cash used in investing activities	(5.6)	(3.3)

Financing activities:
Repayment of debt	(30.3)	—
Net repayments of short-term borrowings	(26.9)	(19.8)
Net increase (decrease) in book overdrafts	(25.1)	25.0
Principal payments on capital lease obligation	(0.4)	(0.2)

Net cash provided by (used in) financing activities	(82.7)	5.0

Net increase in cash and cash equivalents	13.3	26.8
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(3.8)

Net change in cash and cash equivalents	10.8	23.0
Cash and cash equivalents—beginning of period	60.0	74.4

Cash and cash equivalents—end of period	$70.8	$97.4

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$5.2	$3.5
Income taxes, net	0.9	0.4
Noncash investing activities:
Asset additions under capital leases	$1.1	$2.7

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70.8	$60.0
Restricted cash	2.0	2.0
Receivables less provision for allowances, claims and doubtful accounts of $6.6 in 2015 and $5.3 in 2014	412.7	400.8
Inventories	663.3	738.9
Prepaid expenses and other current assets	33.3	39.7

Total current assets	1,182.1	1,241.4
Property, plant, and equipment, at cost	656.7	654.5
Less: Accumulated depreciation	236.6	228.7

Property, plant and equipment, net	420.1	425.8
Deferred income taxes	130.7	134.1
Other intangible assets	49.2	50.9
Goodwill	101.3	102.7
Deferred charges and other assets	19.8	22.0

Total assets	$1,903.2	$1,976.9

Liabilities
Current liabilities:
Accounts payable	$226.9	$220.8
Salaries, wages and commissions	31.8	45.1
Deferred income taxes	104.2	106.7
Other accrued liabilities	69.9	51.9
Short-term debt	32.0	66.6
Current portion of deferred employee benefits	11.0	11.1

Total current liabilities	475.8	502.2
Long-term debt	1,170.4	1,192.5
Deferred employee benefits	368.6	385.2
Taxes and other credits	23.4	22.9

Total liabilities	2,038.2	2,102.8
Commitments and contingencies
Redeemable noncontrolling interest	0.8	1.0
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 32,250,000 shares issued at 2015 and 2014	0.3	0.3
Capital in excess of par value	302.0	302.0
Accumulated deficit	(135.3)	(132.8)
Treasury stock at cost – Common stock of 212,500 shares in 2015 and 2014	(6.6)	(6.6)
Accumulated other comprehensive loss	(297.7)	(291.4)

Total Ryerson Holding Corporation stockholders’ equity (deficit)	(137.3)	(128.5)
Noncontrolling interest	1.5	1.6

Total equity (deficit)	(135.8)	(126.9)

Total liabilities and equity	$1,903.2	$1,976.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock.

Ryerson conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage. Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11  1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors, LLC (“Platinum Advisors”) and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million will be paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our amended and restated $1.35 billion revolving credit facility (the “Ryerson Credit Facility”) as part of the funding of these transactions.

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
Product Line	2015	2014
Carbon Steel Flat	23%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	17	17
Stainless Steel Flat	16	15
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	16	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2015. The adoption did not have a material impact on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. If the Company adopted this guidance as of March 31, 2015, the impact of the ASU would result in the reclassification of approximately $15 million of capitalized debt issuance costs from non-current deferred charges and other assets to long-term debt. We will adopt this guidance for our fiscal year beginning January 1, 2016.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2016. The adoption of this guidance is not expected to have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015	December 31, 2014
	(In millions)
In process and finished products	$663.3	$738.9

If current cost had been used to value inventories, such inventories would have been $37 million and $25 million lower than reported at March 31, 2015 and December 31, 2014, respectively. Approximately 89% and 90% of inventories are accounted for under the LIFO method at March 31, 2015 and December 31, 2014, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $10.6 million and $10.0 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $101.3 million at March 31, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2014 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In millions)
Ryerson Secured Credit Facility	$407.0	$435.0
9% Senior Secured Notes due 2017	583.2	600.0
11 1⁄4% Senior Notes due 2018	187.5	200.5
Foreign debt	24.7	23.6

Total debt	1,202.4	1,259.1
Less:
Short-term credit facility borrowings	7.3	43.0
Foreign debt	24.7	23.6

Total long-term debt	$1,170.4	$1,192.5

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At March 31, 2015, the Company had $407.0 million of outstanding borrowings, $20 million of letters of credit issued and $235 million available under the $1.35 billion Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves.

Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.0 percent at March 31, 2015 and December 31, 2014, respectively.

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

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of JT Ryerson, the other U.S. subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

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

2017 and 2018 Notes

On October 10, 2012, JT Ryerson issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes (together with the 2017 Notes, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of March 31, 2015, $583.2 million and $187.5 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first three months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of comprehensive income. During the first three months of 2015, a principal amount of $13.0 million of the 2018 Notes were repurchased for $13.3 million and retired, resulting in the recognition of a $0.3 million loss within other income and (expense), net on the consolidated statement of comprehensive income.

Foreign Debt

At March 31, 2015, Ryerson China’s total foreign borrowings were $24.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At March 31, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 3.8%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $21 million and $12 million at March 31, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at March 31, 2015 and December 31, 2014.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three month periods ended March 31, 2015 and 2014 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$—	$—	$—
Interest cost	9	10	1	1
Expected return on assets	(12)	(12)	—	—
Recognized prior service credit	—	—	(1)	—
Recognized actuarial net (gain) loss	3	3	(2)	(2)

Net periodic benefit cost (credit)	$1	$1	$(2)	$(1)

Contributions

The Company has contributed $11 million to the pension plan fund through the three months ended March 31, 2015 and anticipates that it will have a minimum required pension contribution funding of approximately $32 million for the remaining nine months of 2015.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2015 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	—	Other accrued liabilities	—	Other accrued liabilities	—

Commodity contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$4.1	Other accrued liabilities	1.3

Total derivatives		$0.1		$0.1		$4.1		$1.3

As of March 31, 2015 and December 31, 2014, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $3.2 million. As of March 31, 2015 and December 31, 2014, the Company had 593 tons and 144 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of March 31, 2015 and December 31, 2014, the Company had 10,860 tons and 14,700 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 14,597 tons and 6,366 tons as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company has 962,000 gallons and 624,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives Three Months Ended March 31,
		2015	2014
		(In millions)
Metal commodity contracts	Cost of materials sold	$(3.0)	$0.2
Foreign exchange contracts	Other income and (expense), net	0.1	—

Total		$(2.9)	$0.2

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015:

	At March 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$16.7	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$5.1	$—	$—

Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$4.1	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of hot roll coil and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the New York Mercantile Exchange and the London Metals Exchange, respectively, for the commodity on the valuation date. The Company has various commodity derivatives to lock in diesel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price of the Platts Index for Gulf Coast Ultra Low Sulfur Diesel on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	At March 31, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$70.8	$70.8	$60.0	$60.0
Restricted cash	2.0	2.0	2.0	2.0
Receivables less provision for allowances, claims and doubtful accounts	412.7	412.7	400.8	400.8
Accounts payable	226.9	226.9	220.8	220.8
Long-term debt, including current portion	1,202.4	1,213.0	1,259.1	1,288.7

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

Assets Held for Sale

The Company had $2.9 million and $2.5 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of March 31, 2015 and December 31, 2014, respectively. The Company recorded a $0.4 million gain and zero in the three months ended March 31, 2015 and 2014, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at March 31, 2015:

	March 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$2.9	$—

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$2.5	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment has been in a gross unrealized loss position for twelve months. Based on the duration and severity of our unrealized loss, management has determined that an other-than-temporary impairment has occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net for the three months ended March 31, 2015. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of March 31, 2015 can be summarized as follows:

	At March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$—	$5.1

The Company’s available-for-sale securities as of December 31, 2014 can be summarized as follows:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(6.2)	$11.2

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2015.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Changes in Available-For- Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(132.8)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(126.9)	$1.0
Net loss	—	—	—	—	—	(2.5)	—	—	—	(0.1)	(2.6)	(0.2)
Foreign currency translation	—	—	—	—	—	—	(6.3)	—	—	—	(6.3)	—
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(4.4)	—	—	—	(4.4)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax provision of $0.3	—	—	—	—	—	—	—	0.6	—	—	0.6	—
Unrealized loss on available-for-sale investment, net of tax benefit of $2.3	—	—	—	—	—	—	—	—	(3.8)	—	(3.8)	—
Other-than-temporary impairment, net of tax benefit of $4.7	—	—	—	—	—	—	—	—	7.6	—	7.6	—

Balance at March 31, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(135.3)	$(43.5)	$(255.2)	$1.0	$1.5	$(135.8)	$0.8

The following table details the changes in accumulated other comprehensive income (loss) for the three month period ended March 31, 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Changes in Available- For-Sale Investments
	(In millions)
Balance at January 1, 2015	$(32.8)	$(255.8)	$(2.8)
Other comprehensive income (loss) before reclassifications	(10.7)	—	(3.8)
Amounts reclassified from accumulated other comprehensive income	—	0.6	7.6

Net current-period other comprehensive income (loss)	(10.7)	0.6	3.8

Balance at March 31, 2015	$(43.5)	$(255.2)	$1.0

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2015 and 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)

Other-than-temporary impairment
Other-than-temporary impairment charge	$12.3	$—	Other income and (expense), net
Tax benefit	(4.7)	—

Net of tax	$7.6	$—

Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.5	$0.6	Warehousing, delivery, selling, general and administrative
Prior service credit	(0.6)	(0.4)	Warehousing, delivery, selling, general and administrative

Total before tax	0.9	0.2
Tax provision	0.3	—

Net of tax	$0.6	$0.2

NOTE 11: RELATED PARTIES

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million that will be paid in August 2015. The total advisory fee, including the termination fee, recorded in the first three months of 2015 and 2014 was zero and $1.3 million respectively.

NOTE 12: INCOME TAXES

For the three months ended March 31, 2015, the Company recorded an income tax benefit from operations of $0.2 million compared to tax expense of $3.1 million in the corresponding prior year period. The $0.2 million tax benefit in the first quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and the discrete tax effect of the other-than-temporary impairment charge recorded during the quarter.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $22.5 million at March 31, 2015 and December 31, 2014.

NOTE 13: EARNINGS PER SHARE

On July 16, 2007, Ryerson was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Basic earnings per share attributable to Ryerson’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted EPS attributable to Ryerson’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Ryerson does not have any securities or other items that are convertible into common shares, therefore basic and fully diluted EPS are the same.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
Basic and diluted earnings (loss) per share	2015	2014
	(In millions, except per share data)
Net income (loss) available to common stockholders	$(2.5)	$1.6

Average shares of common stock outstanding	32.0	21.0

Basic and diluted earnings (loss) per share	$(0.08)	$0.08

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors of the 2017 and 2018 Notes, whereby Ryerson provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of March 31, 2015 and 2014 and for the three month periods ended March 31, 2015 and 2014.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$738.1	$531.4	$102.2	$(503.7)	$868.0
Cost of materials sold	—	615.5	518.5	87.7	(503.7)	718.0

Gross profit	—	122.6	12.9	14.5	—	150.0
Warehousing, delivery, selling, general and administrative	0.1	93.8	7.7	14.8	—	116.4

Operating profit (loss)	(0.1)	28.8	5.2	(0.3)	—	33.6
Other income and (expense), net	—	(0.5)	(12.3)	1.5	—	(11.3)
Interest and other expense on debt	—	(24.5)	—	(0.8)	—	(25.3)
Intercompany transactions:
Interest expense on intercompany loans	—	(0.9)	—	(1.0)	1.9	—
Interest income on intercompany loans	—	—	1.9	—	(1.9)	—

Income (loss) before income taxes	(0.1)	2.9	(5.2)	(0.6)	—	(3.0)
Provision (benefit) for income taxes	—	2.2	(3.1)	0.7	—	(0.2)
Equity in loss of subsidiaries	2.4	3.1	0.8	—	(6.3)	—

Net loss	(2.5)	(2.4)	(2.9)	(1.3)	6.3	(2.8)
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net loss attributable to Ryerson Holding Corporation	$(2.5)	$(2.4)	$(2.9)	$(1.0)	$6.3	$(2.5)

Comprehensive income (loss)	$(8.8)	$(8.8)	$0.9	$(7.4)	$15.0	$(9.1)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(8.8)	$(8.8)	$0.9	$(7.1)	$15.0	$(8.8)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$742.8	$568.6	$111.9	$(548.9)	$874.4
Cost of materials sold	—	624.8	556.7	94.1	(548.9)	726.7

Gross profit	—	118.0	11.9	17.8	—	147.7
Warehousing, delivery, selling, general and administrative	—	93.9	6.1	17.8	—	117.8

Operating profit	—	24.1	5.8	—	—	29.9
Other income and (expense), net	—	—	—	2.0	—	2.0
Interest and other expense on debt	—	(26.8)	—	(0.6)	—	(27.4)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.8)	—	—	1.8	—
Interest income on intercompany loans	—	—	1.8	—	(1.8)	—

Income (loss) before income taxes	—	(4.5)	7.6	1.4	—	4.5
Provision (benefit) for income taxes	(0.4)	(2.0)	4.0	1.5	—	3.1
Equity in earnings of subsidiaries	(1.2)	(3.7)	(0.1)	—	5.0	—

Net income (loss)	1.6	1.2	3.7	(0.1)	(5.0)	1.4
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)

Net income attributable to Ryerson Holding Corporation	$1.6	$1.2	$3.7	$0.1	$(5.0)	$1.6

Comprehensive income (loss)	$(5.4)	$(5.9)	$3.6	$(7.1)	$9.2	$(5.6)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)

Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(5.4)	$(5.9)	$3.6	$(6.9)	$9.2	$(5.4)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(2.5)	$(2.4)	$(2.9)	$(1.3)	$6.3	$(2.8)

Non-cash expenses	—	12.0	9.9	2.3	—	24.2
Equity in loss of subsidiaries	2.4	3.1	0.8	—	(6.3)	—
Changes in working capital	0.1	50.5	26.3	3.3	—	80.2

Net adjustments	2.5	65.6	37.0	5.6	(6.3)	104.4

Net cash provided by operating activities	—	63.2	34.1	4.3	—	101.6

INVESTING ACTIVITIES:
Capital expenditures	—	(4.9)	(0.3)	(0.5)	—	(5.7)
Loan repayment from related companies	—	—	8.4	—	(8.4)	—
Other investing activities	—	—	—	0.1	—	0.1

Net cash provided by (used in) investing activities	—	(4.9)	8.1	(0.4)	(8.4)	(5.6)

FINANCING ACTIVITIES:
Long-term debt retired	—	(30.3)	—	—	—	(30.3)
Net proceeds/(repayments) of short-term borrowings	—	(27.9)	—	1.0	—	(26.9)
Repayment of intercompany borrowings	—	(8.4)	—	—	8.4	—
Net increase (decrease) in book overdrafts	—	16.0	(41.1)	—	—	(25.1)
Other financing activities	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	(51.0)	(41.1)	1.0	8.4	(82.7)

Net increase in cash and cash equivalents	—	7.3	1.1	4.9	—	13.3
Effect of exchange rates	—	—	—	(2.5)	—	(2.5)

Net change in cash and cash equivalents	—	7.3	1.1	2.4	—	10.8
Beginning cash and cash equivalents	11.1	4.6	0.7	43.6	—	60.0

Ending cash and cash equivalents	$11.1	$11.9	$1.8	$46.0	$—	$70.8

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$1.6	$1.2	$3.7	$(0.1)	$(5.0)	$1.4

Non-cash expenses	(0.4)	8.8	5.1	1.7	1.5	16.7
Equity in earnings of subsidiaries	(1.2)	(3.7)	(0.1)	—	5.0	—
Changes in working capital	—	31.6	(13.2)	(9.9)	(1.5)	7.0

Net adjustments	(1.6)	36.7	(8.2)	(8.2)	5.0	23.7

Net cash provided by (used in) operating activities	—	37.9	(4.5)	(8.3)	—	25.1

INVESTING ACTIVITIES:
Capital expenditures	—	(3.0)	(0.2)	(0.2)	—	(3.4)
Other investing activities	—	0.1	(4.4)	—	4.4	0.1

Net cash used in investing activities	—	(2.9)	(4.6)	(0.2)	4.4	(3.3)

FINANCING ACTIVITIES:
Net proceeds/(repayments) of short-term borrowings	—	(26.6)	—	6.8	—	(19.8)
Net increase in book overdrafts	—	12.2	12.8	—	—	25.0
Other financing activities	—	4.2	—	—	(4.4)	(0.2)

Net cash provided by (used in) financing activities	—	(10.2)	12.8	6.8	(4.4)	5.0

Net increase (decrease) in cash and cash equivalents	—	24.8	3.7	(1.7)	—	26.8
Effect of exchange rates	—	—	—	(3.8)	—	(3.8)

Net change in cash and cash equivalents	—	24.8	3.7	(5.5)	—	23.0
Beginning cash and cash equivalents	0.4	7.8	2.4	63.8	—	74.4

Ending cash and cash equivalents	$0.4	$32.6	$6.1	$58.3	$—	$97.4

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11.1	$11.9	$1.8	$46.0	$—	$70.8
Receivables less provision for allowances, claims and doubtful accounts	—	318.8	14.3	79.6	—	412.7
Inventories	—	562.8	29.1	71.4	—	663.3
Intercompany receivable	11.3	—	158.9	—	(170.2)	—
Other current assets	0.3	15.0	8.4	15.4	(3.8)	35.3

Total current assets	22.7	908.5	212.5	212.4	(174.0)	1,182.1
Investments in subsidiaries	—	463.9	290.0	—	(753.9)	—
Intercompany notes receivable	—	—	212.9	—	(212.9)	—
Property, plant and equipment net of accumulated depreciation	—	371.3	8.1	40.7	—	420.1
Other noncurrent assets	39.2	189.0	75.7	5.2	(8.1)	301.0

Total assets	$61.9	$1,932.7	$799.2	$258.3	$(1,148.9)	$1,903.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10.0	$57.6	$121.9	$37.3	$0.1	$226.9
Intercompany payable	—	144.9	—	25.3	(170.2)	—
Other current liabilities	0.5	217.4	1.5	34.8	(5.3)	248.9

Total current liabilities	10.5	419.9	123.4	97.4	(175.4)	475.8
Dividends in excess of investment in subsidiaries	188.7	—	—	—	(188.7)	—
Long-term debt	—	1,170.4	—	—	—	1,170.4
Long-term debt – intercompany	—	165.6	—	47.3	(212.9)	—
Deferred employee benefits	—	345.5	—	23.1	—	368.6
Other noncurrent liabilities	—	20.0	6.0	4.1	(6.7)	23.4

Total liabilities	199.2	2,121.4	129.4	171.9	(583.7)	2,038.2
Redeemable noncontrolling interest	—	—	—	0.8	—	0.8
Ryerson Holding Corporation stockholders’ equity	(137.3)	(188.7)	669.8	84.1	(565.2)	(137.3)
Noncontrolling interest	—	—	—	1.5	—	1.5

Total liabilities and equity	$61.9	$1,932.7	$799.2	$258.3	$(1,148.9)	$1,903.2

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2014 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Results of Operations—Comparison of First Quarter 2015 to First Quarter 2014

	Three months ended March 31, 2015	% of Net Sales	Three months ended March 31, 2014	% of Net Sales
	($ in millions, except per share data)
Net sales	$868.0	100.0%	$874.4	100.0%
Cost of materials sold	718.0	82.7	726.7	83.1

Gross profit	150.0	17.3	147.7	16.9
Warehousing, delivery, selling, general and administrative expenses	116.4	13.4	117.8	13.5

Operating profit	33.6	3.9	29.9	3.4
Other expenses	(36.6)	(4.2)	(25.4)	(2.9)

Income (loss) before income taxes	(3.0)	(0.3)	4.5	0.5
Provision (benefit) for income taxes	(0.2)	—	3.1	0.3

Net income (loss)	(2.8)	(0.3)	1.4	0.2
Less: Net loss attributable to noncontrolling interest	(0.3)	—	(0.2)	—

Net income (loss) attributable to Ryerson Holding Corporation	$(2.5)	(0.3)%	$1.6	0.2%

Basic and diluted earnings (loss) per share	$(0.08)		$0.08

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2015 and 2014:

	Three Months Ended March 31,
Product Line	2015	2014
Carbon Steel Flat	23%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	17	17
Stainless Steel Flat	16	15
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	16	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	3

Total	100%	100%

Net sales. Revenue for the first quarter of 2015 decreased 0.7% from the same period a year ago to $868.0 million. Tons sold in the first quarter of 2015 decreased 5.9% compared to the year-ago quarter with the largest decreases in shipments of stainless steel plate, carbon flat and carbon long products partially offset by increases in shipments of aluminum flat, aluminum plate and aluminum long products. Average selling price increased 5.6% against the price levels in the first quarter of 2014 with the largest increases in our stainless steel flat, aluminum plate and aluminum long product lines, partially offset by decreases in carbon flat and carbon long product lines.

Cost of materials sold. Cost of materials sold decreased 1.2% to $718.0 million in the first quarter of 2015 compared to $726.7 million in the first quarter of 2014. The decrease in cost of materials sold in the first quarter of 2015 compared to the same period a year ago is primarily due to the decrease in tons sold partially offset by an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,509 in the first quarter of 2015 from $1,436 in the first quarter of 2014. The average cost of materials sold for our stainless steel flat, aluminum plate and aluminum long product lines increased more than our other products, in line with the change in average selling price per ton of those products, partially offset by decreases in the average cost of materials sold for our carbon flat and carbon long products. During the first quarter of 2015, LIFO income was $12.0 million compared to LIFO expense of $9.2 million in the first quarter of 2014.

Gross profit. Gross profit increased by $2.3 million to $150.0 million in the first quarter of 2015. Gross profit as a percent of sales in the first quarter of 2015 increased to 17.3% from 16.9% in the first quarter of 2014. While our cost of materials sold per ton increased in the first quarter of 2015 as compared to the first quarter of 2014, revenue per ton increased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $1.4 million to $116.4 million in the first quarter of 2015 from $117.8 million in the first quarter of 2014. The decrease was primarily due to lower delivery costs of $1.7 million resulting from fewer tons shipped and lower incentive compensation expense of $1.2 million partially offset by higher salaries and wages of $1.4 million. On a per ton basis, first quarter of 2015 operating expenses increased to $244 per ton from $233 per ton in the first quarter of 2014.

Operating profit. For the first quarter of 2015, the Company reported an operating profit of $33.6 million, or $71 per ton, compared to $29.9 million, or $59 per ton, in the first quarter of 2014, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $25.3 million in the first quarter of 2015 from $27.4 million in the first quarter of 2014, primarily due to a lower level of debt outstanding. Other income and (expense), net was expense of $11.3 million in the first quarter of 2015 as compared to income of $2.0 million in the same period a year ago. The other expense in the first quarter of 2015 is primarily related to a $12.3 million charge due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Other expense in the first quarter of 2015 also included a $0.5 million loss on the early redemption of $16.8 million of principal amount of our 2017 Notes and $13.0 million of principal amount of our 2018 Notes. These expenses in the first quarter of 2015 were partially offset by $1.6 million of foreign exchange gains related to our foreign operations. The other income in the first quarter of 2014 was primarily related to foreign exchange gains related to our foreign operations.

Provision for income taxes. In the first quarter of 2015, the Company recorded an income tax benefit of $0.2 million compared to income tax expense of $3.1 million in the first quarter of 2014. The $0.2 million income tax benefit in the first quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and the discrete tax effect of the other-than-temporary impairment charge recorded during the quarter. During the first quarter of 2014, the $3.1 million of income tax expense primarily represented taxes at local statutory rates where the Company operates, but generally excluded any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted loss per share was $0.08 in the first three months of 2015 compared to income per share of $0.08 in the first three months of 2014. The changes in earnings per share are due to the results of operations discussed above and an increase of 11.0 million in average shares outstanding in the first three months of 2015 compared to the first three months of 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

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

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash provided by operating activities	$101.6	$25.1
Net cash used in investing activities	(5.6)	(3.3)
Net cash provided by (used in) financing activities	(82.7)	5.0
Effect of exchange rates on cash and cash equivalents	(2.5)	(3.8)

Net increase in cash and cash equivalents	$10.8	$23.0

The Company had cash and cash equivalents at March 31, 2015 of $70.8 million, compared to $60.0 million at December 31, 2014. The Company had $1,202 million and $1,259 million of total debt outstanding and a debt-to-capitalization ratio of 113% and

111% at March 31, 2015 and December 31, 2014, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $332 million at March 31, 2015 versus $328 million at December 31, 2014. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$71	$60
Marketable securities	5	11
Availability on Ryerson Credit Facility and foreign debt facilities	256	257

Total liquidity	$332	$328

Of the total cash and cash equivalents, as of March 31, 2015, $45.7 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $101.6 million in the first three months of 2015 was primarily due to a decrease in inventory of $70.8 million as we reduced inventory as metal prices weakened during the period. In addition, accounts payable increased $31.9 million resulting from a higher level of material purchases at the end of the first quarter of 2015 compared to year-end 2014 and non-cash depreciation and amortization expense was $11.1 million. Partially offsetting the cash inflows were pension contributions of $11.0 million. Net cash provided by operating activities of $25.1 million in the first three months of 2014 was primarily due to an increase in accounts payable of $30.0 million resulting from a higher level of material purchases at the end of the first quarter of 2014 compared to year-end 2013, a decrease in inventory of $25.1 million as the company was able to reduce inventory levels as sales increased in the first quarter of 2014 compared to the fourth quarter of 2013, non-cash depreciation and amortization expense of $10.8 million and an increase in accrued liabilities of $21.9 million, partially offset by an increase in accounts receivable of $53.8 million resulting from higher sales levels in the first three months of 2014 compared to year-end 2013 and pension contributions of $10.6 million.

Capital expenditures during the first three months of 2015 totaled $5.7 million compared to $3.4 million in the first three months of 2014. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $0.1 million during the first three months of 2015 and 2014.

Net cash used in financing activities in the first three months of 2015 was $82.7 million compared to $5.0 million provided by financing activities in the first three months of 2014. Net cash used in financing activities in the first three months of 2015 was primarily related to the early redemption of $16.8 million principal amount of the 2017 Notes repurchased for $17.0 million and the early redemption of $13.0 million principal amount of the 2018 Notes repurchased for $13.3 million, and $26.9 million of repayments of credit facility borrowings with cash provided by operations discussed above and a decrease in book overdrafts of $25.1 million. Net cash provided by financing activities in the first three months of 2014 was primarily related to an increase in book overdrafts of $25.0 million partially offset by repayments on credit facility borrowings resulting from the net cash provided by operating activities discussed above.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,202.4 million at March 31, 2015 from $1,259.1 million at December 31, 2014.

Total debt outstanding as of March 31, 2015 consisted of the following amounts: $407.0 million borrowing under the Ryerson Credit Facility, $583.2 million under the 2017 Notes, $187.5 million of 11  1⁄4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”), and $24.7 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On April 3, 2013, the Company amended and restated the Ryerson Credit Facility to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At March 31, 2015, the Company had $407.0 million of outstanding borrowings, $20 million of letters of credit issued and $235 million available under the $1.35 billion Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.0 percent at March 31, 2015 and December 31, 2014, respectively.

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

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of JT Ryerson, the other U.S. subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

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

2017 and 2018 Notes

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of March 31, 2015, $583.2 million and $187.5 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first three months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of comprehensive income. During the first three months of 2015, a principal amount of $13.0 million of the 2018 Notes were repurchased for $13.3 million and retired, resulting in the recognition of a $0.3 million loss within other income and (expense), net on the consolidated statement of comprehensive income.

Foreign Debt

At March 31, 2015, Ryerson China’s total foreign borrowings were $24.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At March 31, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 3.8%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $21 million and $12 million at March 31, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at March 31, 2015 and December 31, 2014.

Pension Funding

At December 31, 2014, pension liabilities exceeded plan assets by $277 million. The Company anticipates that it will have a minimum required pension contribution of approximately $43 million in 2015 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2015, the Company has made $11 million in pension contributions, and anticipates an additional $32 million of contributions in the remaining nine months of 2015. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2015.

Contractual Obligations

The following table presents contractual obligations at March 31, 2015:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$583	$—	$583	$—	$—
2018 Notes	188	—	—	188	—
Ryerson Credit Facility	407	—	407	—	—
Foreign Debt	25	25	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	230	82	136	12	—
Purchase Obligations (4)	29	29	—	—	—
Operating Leases	110	26	39	22	23
Termination Fee on Advisory Services Agreement	10	10	—	—	—
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	6	2	3	1	—

Total	$1,589	$174	$1,168	$223	$24

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, the Company determines that these deferred tax assets are more likely than not realizable.

The Company anticipates that certain statutes of limitation will close within the next twelve months resulting in the reduction of its reserve for uncertain tax benefits related to various intercompany transactions, with a corresponding income tax benefit of less than $1 million.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,213 million at March 31, 2015 and $1,289 million at December 31, 2014 as compared with the carrying value of $1,202 million and $1,259 million at March 31, 2015 and December 31, 2014, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2015 by approximately $1 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.2 million outstanding at March 31, 2015 and an asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2015, the Company recognized a gain less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2015 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of March 31, 2015, we had 593 tons of nickel futures or option contracts, 10,860 tons of hot roll coil swaps and 14,597 tons of aluminum price swaps outstanding all with net liability values of $1.2 million, $1.1 million, and $1.6 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2015, the Company recognized a loss of $3.0 million associated with its metal commodity derivatives.

As of March 31, 2015, we had diesel fuel price swaps with respect to the purchase of 962,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of March 31, 2015, our diesel fuel hedges outstanding had a liability value of $0.2 million. For the three months ended March 31, 2015, the Company recognized a gain of zero associated with its diesel fuel commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2015 would increase or decrease the fair value of commodity derivative contracts by $4.0 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March  31, 2015.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

For additional information concerning legal proceedings, see Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of January 21, 2015, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the guarantee by Fay Industries, Inc. and Fay Group, Ltd. of the Issuer’s 9% Senior Secured Notes due 2017.

4.2	Second Supplemental Indenture, dated as of January 21, 2015, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the guarantee by Fay Industries, Inc. and Fay Group, Ltd. of the Issuer’s 11 1⁄4% Senior Notes due 2018.

10.1	Employment Agreement, dated December 10, 2004, between Ryerson Tull, Inc. and Kevin D. Richardson, as amended.

10.2	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.

10.3	Offer Letter Agreement, dated August 30, 2013, between Ryerson Inc. and Roger W. Lindsay.

10.4	Amendment No. 4, dated as of March 11, 2015, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation and Joseph T. Ryerson & Son, Inc., as U.S. Borrowers, Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wells Fargo Foothill, LLC and Wachovia Capital Finance Corporation (Central), as co-documentation agents, ABN AMRO Bank N.V. and General Electric Capital Corporation, as co-syndication agents, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ EDWARD J. LEHNER
Edward J. Lehner
Executive Vice President & Chief Financial Officer
(duly authorized signatory and principal financial officer of the registrant)

Date: May 7, 2015