Form 10-Q
period 2015-06-30
Ryerson Holding Corp
filed 2015-08-12
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015 there were 32,037,500 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$840.4	$931.5	$1,708.4	$1,805.9
Cost of materials sold	674.6	777.1	1,392.6	1,503.8
Gross profit	165.8	154.4	315.8	302.1
Warehousing, delivery, selling, general and administrative	114.2	120.2	230.6	238.0
Impairment charges on fixed assets	1.4	—	1.4	—
Operating profit	50.2	34.2	83.8	64.1
Other income and (expense), net	(0.6)	(1.7)	(11.9)	0.3
Interest and other expense on debt	(23.8)	(27.5)	(49.1)	(54.9)
Income before income taxes	25.8	5.0	22.8	9.5
Provision for income taxes	10.2	2.5	10.0	5.6
Net income	15.6	2.5	12.8	3.9
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.5)	(0.3)
Net income attributable to Ryerson Holding Corporation	$15.8	$2.6	$13.3	$4.2
Comprehensive income	$20.1	$5.9	$11.0	$0.3
Less: Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.1)	(0.6)	(0.3)
Comprehensive income attributable to Ryerson Holding Corporation	$20.4	$6.0	$11.6	$0.6
Basic and diluted earnings per share	$0.49	$0.13	$0.41	$0.20

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$12.8	$3.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.2	22.4
Deferred income taxes	10.8	6.4
Provision for allowances, claims and doubtful accounts	2.0	1.3
Loss on retirement of debt	0.7	—
Other-than-temporary impairment charge on available-for-sale investments	12.3	—
Impairment charges on fixed assets	1.4	—
Other items	(0.7)	0.1
Change in operating assets and liabilities:
Receivables	4.8	(81.9)
Inventories	80.0	10.1
Other assets	3.1	6.8
Accounts payable	53.0	64.7
Accrued liabilities	(8.5)	7.2
Accrued taxes payable/receivable	(2.8)	(1.0)
Deferred employee benefit costs	(28.2)	(30.5)
Net adjustments	150.1	5.6
Net cash provided by operating activities	162.9	9.5
Investing activities:
(Increase) decrease in restricted cash	0.3	(0.1)
Capital expenditures	(12.7)	(8.2)
Proceeds from sales of property, plant and equipment	2.4	1.2
Net cash used in investing activities	(10.0)	(7.1)
Financing activities:
Repayment of debt	(45.8)	—
Net repayments of short term borrowings	(69.0)	(40.0)
Net increase (decrease) in book overdrafts	(29.5)	47.5
Principal payments on capital lease obligation	(0.7)	(0.5)
Net cash provided by (used in) financing activities	(145.0)	7.0
Net increase in cash and cash equivalents	7.9	9.4
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(0.9)
Net change in cash and cash equivalents	6.0	8.5
Cash and cash equivalents—beginning of period	60.0	74.4
Cash and cash equivalents—end of period	$66.0	$82.9
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$45.9	$50.9
Income taxes, net	2.0	1.1
Noncash investing activities:
Asset additions under capital leases	$1.8	$3.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66.0	$60.0
Restricted cash	1.7	2.0
Receivables less provision for allowances, claims and doubtful accounts of $6.5 in 2015 and $5.3 in 2014	390.8	400.8
Inventories	655.1	738.9
Prepaid expenses and other current assets	40.0	39.7
Total current assets	1,153.6	1,241.4
Property, plant, and equipment, at cost	660.6	654.5
Less: Accumulated depreciation	245.2	228.7
Property, plant and equipment, net	415.4	425.8
Deferred income taxes	119.0	134.1
Other intangible assets	47.6	50.9
Goodwill	101.3	102.7
Deferred charges and other assets	18.5	22.0
Total assets	$1,855.4	$1,976.9
Liabilities
Current liabilities:
Accounts payable	$243.6	$220.8
Salaries, wages and commissions	33.0	45.1
Deferred income taxes	105.6	106.7
Other accrued liabilities	54.2	51.9
Short-term debt	25.0	66.6
Current portion of deferred employee benefits	11.0	11.1
Total current liabilities	472.4	502.2
Long-term debt	1,120.0	1,192.5
Deferred employee benefits	353.5	385.2
Taxes and other credits	24.4	22.9
Total liabilities	1,970.3	2,102.8
Commitments and contingencies
Redeemable noncontrolling interest	0.7	1.0
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,250,000 shares issued at 2015 and 2014	0.3	0.3
Capital in excess of par value	302.0	302.0
Accumulated deficit	(119.5)	(132.8)
Treasury stock at cost – Common stock of 212,500 shares in 2015 and 2014	(6.6)	(6.6)
Accumulated other comprehensive loss	(293.1)	(291.4)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(116.9)	(128.5)
Noncontrolling interest	1.3	1.6
Total equity (deficit)	(115.6)	(126.9)
Total liabilities and equity	$1,855.4	$1,976.9

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

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2015	2014	2015	2014
Carbon Steel Flat	24%	27%	24%	27%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	15	15	16	16
Stainless Steel Flat	17	16	17	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	3	3	3	3
Aluminum Flat	17	15	16	14
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	2	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. In July 2015, the FASB reached a decision to delay the adoption date of the new ASU until December 15, 2017. We are still assessing the impact of adoption on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. If the Company adopted this guidance as of June 30, 2015, the impact of the ASU would result in the reclassification of approximately $13.6 million of capitalized debt issuance costs from non-current deferred charges and other assets to long-term debt. We will adopt this guidance for our fiscal year beginning January 1, 2016.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The update removes the requirement within ASC 820 “Fair Value Measurement” to categorize investments for which the fair value is measured using the net asset value per share within the fair value hierarchy.   Disclosure of the fair value of the investments measured using the net asset value per share is still required in order to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the financial statements.  ASU 2015-07 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The ASU requires retrospective application and early adoption is permitted.  We will adopt this guidance for our annual period ending December 31, 2015.  We expect this guidance to impact our pension asset annual disclosures to remove the categorization of our pension investments valued using the net asset value per share from the fair value hierarchy.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2015 and December 31, 2014 as follows:

	June 30,	December 31,
	2015	2014
	(In millions)
In process and finished products	$655.1	$738.9

If current cost had been used to value inventories, such inventories would have been $74 million and $25 million lower than reported at June 30, 2015 and December 31, 2014, respectively. Approximately 90% of inventories are accounted for under the LIFO method at June 30, 2015 and December 31, 2014. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $10.8 million and $10.0 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $101.3 million at June 30, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2014 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In millions)
Ryerson Secured Credit Facility	$366.5	$435.0
9% Senior Secured Notes due 2017	583.2	600.0
11 1⁄4% Senior Notes due 2018	172.2	200.5
Foreign debt	23.1	23.6
Total debt	1,145.0	1,259.1
Less:
Short-term credit facility borrowings	1.9	43.0
Short-term foreign debt	23.1	23.6
Total long-term debt	$1,120.0	$1,192.5

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At June 30, 2015, the Company had $366.5 million of outstanding borrowings, $19 million of letters of credit issued and $193 million available under the $1.35 billion Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.3 percent and 2.0 percent at June 30, 2015 and December 31, 2014, respectively.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2018 Notes are redeemable prior to such date at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of the 2018 Notes prior to the 2018 Redemption Date with net cash proceeds from certain equity offerings at a price equal to 111.25% of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of June 30, 2015, $583.2 million and $172.2 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first six months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of comprehensive income. During the first six months of 2015, a principal amount of $28.3 million of the 2018 Notes were repurchased for $28.8 million and retired, resulting in the recognition of a $0.5 million loss within other income and (expense), net on the consolidated statement of comprehensive income.

Foreign Debt

At June 30, 2015, Ryerson China’s total foreign borrowings were $23.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At June 30, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 3.8%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $22 million and $12 million at June 30, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at June 30, 2015 and December 31, 2014.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and six month periods ended June 30, 2015 and 2014 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	10	9	1	1
Expected return on assets	(12)	(12)	—	—
Recognized actuarial net (gain) loss	4	2	(2)	(2)
Net periodic benefit cost (credit)	$2	$—	$(1)	$(1)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	19	19	2	2
Expected return on assets	(24)	(24)	—	—
Prior service credit	—	—	(1)	—
Recognized actuarial net (gain) loss	7	5	(4)	(4)
Net periodic benefit cost (credit)	$3	$1	$(3)	$(2)

Contributions

The Company has contributed $23 million to the pension plan fund through the six months ended June 30, 2015 and anticipates that it will have a minimum required pension contribution funding of approximately $20 million for the remaining six months of 2015.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2015 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	—	Other accrued liabilities	—	Other accrued liabilities	—
Commodity contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$5.4	Other accrued liabilities	$1.3
Total derivatives		$0.1		$0.1		$5.4		$1.3

As of June 30, 2015 and December 31, 2014, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $4.8 million and $3.2 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had 94 tons and 144 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of June 30, 2015 and December 31, 2014, the Company had net 19,680 tons and 14,700 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 17,604 tons and 6,366 tons as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company has 767,000 gallons and 624,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments under	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
ASC 815	Derivatives	2015	2014	2015	2014
		(In millions)
Metal commodity contracts	Cost of materials sold	$(3.5)	$0.2	$(7.4)	$0.4
Diesel fuel hedges	Warehousing, delivery, selling, general and administrative	0.1	—	0.1	—
Foreign exchange contracts	Other income and (expense), net	(0.1)	—	—	—
Total		$(3.5)	$0.2	$(7.3)	$0.4

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015:

	At June 30, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$16.7	$—	$—
Prepaid and other current assets:
Common stock—available-for-sale investment	$8.6	$—	$—
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$5.4	$—

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

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	At June 30, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$66.0	$66.0	$60.0	$60.0
Restricted cash	1.7	1.7	2.0	2.0
Receivables less provision for allowances, claims and doubtful accounts	390.8	390.8	400.8	400.8
Accounts payable	243.6	243.6	220.8	220.8
Long-term debt, including current portion	1,145.0	1,145.2	1,259.1	1,288.7

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

Assets Held for Sale

The Company had $2.8 million and $2.5 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of June 30, 2015 and December 31, 2014, respectively. The Company recorded a net impairment charge of $0.9 million and zero in the six months ended June 30, 2015 and 2014, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$2.8	$—

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$2.5	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment was in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015.  As of June 30, 2015, the investment is in an unrealized gain position from its adjusted cost basis.  Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2015 can be summarized as follows:

	At June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$3.5	$—	$8.6

The Company’s available-for-sale securities as of December 31, 2014 can be summarized as follows:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(6.2)	$11.2

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2015.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Changes in Available-For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(132.8)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(126.9)	$1.0
Net income (loss)	—	—	—	—	—	13.3	—	—	—	(0.3)	13.0	(0.2)
Foreign currency translation	—	—	—	—	—	—	(5.2)	—	—	—	(5.2)	(0.1)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(3.7)	—	—	—	(3.7)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.3	—	—	1.3	—
Unrealized loss on available-for-sale investment, net of tax of $0.8	—	—	—	—	—	—	—	—	(1.7)	—	(1.7)	—
Other-than-temporary impairment, net of tax of $4.7	—	—	—	—	—	—	—	—	7.6	—	7.6	—
Balance at June 30, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(119.5)	$(41.7)	$(254.5)	$3.1	$1.3	$(115.6)	$0.7

The following table details the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2015	$(32.8)	$(255.8)	$(2.8)
Other comprehensive income (loss) before reclassifications	(8.9)	—	(1.7)
Amounts reclassified from accumulated other comprehensive income	—	1.3	7.6
Net current-period other comprehensive income (loss)	(8.9)	1.3	5.9
Balance at June 30, 2015	$(41.7)	$(254.5)	$3.1

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2015		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$12.3	Other income and (expense) net
Tax benefit	—	(4.7)
Net of tax	$—	$7.6
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.6	$3.1	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.6)	(1.2)	Warehousing, delivery, selling, general and administrative
Total before tax	1.0	1.9
Tax provision	0.3	0.6
Net of tax	$0.7	$1.3

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2014		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$0.6	$1.2	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.3)	(0.7)	Warehousing, delivery, selling, general and administrative
Total before tax	0.3	0.5
Tax provision	0.1	0.1
Net of tax	$0.2	$0.4

NOTE 11: RELATED PARTIES

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million that will be paid in August 2015. The total advisory fee, including the termination fee, recorded in the first six months of 2015 and 2014 was zero and $2.5 million, respectively.

NOTE 12: INCOME TAXES

For the three months ended June 30, 2015, the Company recorded income tax expense from operations of $10.2 million compared to $2.5 million in the prior year. The $10.2 million tax expense in the second quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the six months ended June 30, 2015, the Company recorded income tax expense of $10.0 million compared to $5.6 million in the prior year. The $10.0 million tax expense in the first six months of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and the discrete tax effect of the other-than-temporary impairment charge recorded during the first three months of 2015.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $22.5 million at June 30, 2015 and December 31, 2014.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2015	2014	2015	2014
	(In millions, except per share data)
Net income available to common stockholders	$15.8	$2.6	$13.3	$4.2
Average shares of common stock outstanding	32.0	21.0	32.0	21.0
Basic and diluted earnings per share	$0.49	$0.13	$0.41	$0.20

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors of the 2017 and 2018 Notes, whereby Ryerson provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of June 30, 2015 and 2014 and for the three month and six month periods ended June 30, 2015 and 2014.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$708.9	$562.1	$106.9	$(537.5)	$840.4
Cost of materials sold	—	571.1	549.6	91.4	(537.5)	674.6
Gross profit	—	137.8	12.5	15.5	—	165.8
Warehousing, delivery, selling, general and administrative	0.1	89.6	8.0	16.5	—	114.2
Impairment charges on fixed assets	—	0.1	—	1.3	—	1.4
Operating profit (loss)	(0.1)	48.1	4.5	(2.3)	—	50.2
Other income and (expense), net	—	(0.1)	(0.1)	(0.4)	—	(0.6)
Interest and other expense on debt	—	(23.2)	—	(0.6)	—	(23.8)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.4)		(1.0)	2.4	—
Interest income on intercompany loans	—		2.4	—	(2.4)	—
Income (loss) before income taxes	(0.1)	23.4	6.8	(4.3)	—	25.8
Provision (benefit) for income taxes	(0.1)	2.7	7.9	(0.3)	—	10.2
Equity in (earnings) loss of subsidiaries	(15.8)	4.9	3.8	—	7.1	—
Net income (loss)	15.8	15.8	(4.9)	(4.0)	(7.1)	15.6
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Ryerson Holding Corporation	$15.8	$15.8	$(4.9)	$(3.8)	$(7.1)	$15.8
Comprehensive income (loss)	$20.4	$20.5	$(2.7)	$(2.8)	$(15.3)	$20.1
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$20.4	$20.5	$(2.7)	$(2.5)	$(15.3)	$20.4

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$793.0	$669.8	$116.8	$(648.1)	$931.5
Cost of materials sold	—	670.3	656.8	98.1	(648.1)	777.1
Gross profit	—	122.7	13.0	18.7	—	154.4
Warehousing, delivery, selling, general and administrative	—	97.4	6.0	16.8	—	120.2
Operating profit	—	25.3	7.0	1.9	—	34.2
Other income and (expense), net	—	0.1	—	(1.8)	—	(1.7)
Interest and other expense on debt	—	(26.7)	—	(0.8)	—	(27.5)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.6)	—	—	1.6	—
Interest income on intercompany loans	—	—	1.6	—	(1.6)	—
Income (loss) before income taxes	—	(2.9)	8.6	(0.7)	—	5.0
Provision (benefit) for income taxes	0.4	(1.4)	3.2	0.3	—	2.5
Equity in (earnings) loss of subsidiaries	(3.0)	(4.5)	0.9	—	6.6	—
Net income (loss)	2.6	3.0	4.5	(1.0)	(6.6)	2.5
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Ryerson Holding Corporation	$2.6	$3.0	$4.5	$(0.9)	$(6.6)	$2.6
Comprehensive income	$6.0	$6.5	$1.3	$5.8	$(13.7)	$5.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Ryerson Holding Corporation	$6.0	$6.5	$1.3	$5.9	$(13.7)	$6.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$1,447.0	$1,093.5	$209.1	$(1,041.2)	$1,708.4
Cost of materials sold	—	1,186.6	1,068.1	179.1	(1,041.2)	1,392.6
Gross profit	—	260.4	25.4	30.0	—	315.8
Warehousing, delivery, selling, general and administrative	0.2	183.4	15.7	31.3	—	230.6
Impairment charges on fixed assets	—	0.1	—	1.3	—	1.4
Operating profit (loss)	(0.2)	76.9	9.7	(2.6)	—	83.8
Other income and (expense), net	—	(0.6)	(12.4)	1.1	—	(11.9)
Interest and other expense on debt	—	(47.7)	—	(1.4)	—	(49.1)
Intercompany transactions:
Interest expense on intercompany loans	—	(2.3)	—	(2.0)	4.3	—
Interest income on intercompany loans	—	—	4.3	—	(4.3)	—
Income (loss) before income taxes	(0.2)	26.3	1.6	(4.9)	—	22.8
Provision (benefit) for income taxes	(0.1)	4.9	4.8	0.4	—	10.0
Equity in (earnings) loss of subsidiaries	(13.4)	8.0	4.6	—	0.8	—
Net income (loss)	13.3	13.4	(7.8)	(5.3)	(0.8)	12.8
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Ryerson Holding Corporation	$13.3	$13.4	$(7.8)	$(4.8)	$(0.8)	$13.3
Comprehensive income (loss)	$11.6	$11.7	$(1.8)	$(10.2)	$(0.3)	$11.0
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$11.6	$11.7	$(1.8)	$(9.6)	$(0.3)	$11.6

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$1,535.8	$1,238.4	$228.7	$(1,197.0)	$1,805.9
Cost of materials sold	—	1,295.1	1,213.5	192.2	(1,197.0)	1,503.8
Gross profit	—	240.7	24.9	36.5	—	302.1
Warehousing, delivery, selling, general and administrative	—	191.3	12.1	34.6	—	238.0
Operating profit	—	49.4	12.8	1.9	—	64.1
Other income and (expense), net	—	0.1	—	0.2	—	0.3
Interest and other expense on debt	—	(53.5)	—	(1.4)	—	(54.9)
Intercompany transactions:
Interest expense on intercompany loans	—	(3.4)	—	—	3.4	—
Interest income on intercompany loans	—	—	3.4	—	(3.4)	—
Income (loss) before income taxes	—	(7.4)	16.2	0.7	—	9.5
Provision (benefit) for income taxes	—	(3.4)	7.2	1.8	—	5.6
Equity in (earnings) loss of subsidiaries	(4.2)	(8.2)	0.8	—	11.6	—
Net income (loss)	4.2	4.2	8.2	(1.1)	(11.6)	3.9
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Ryerson Holding Corporation	$4.2	$4.2	$8.2	$(0.8)	$(11.6)	$4.2
Comprehensive income (loss)	$0.6	$0.6	$4.9	$(1.3)	$(4.5)	$0.3
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$0.6	$0.6	$4.9	$(1.0)	$(4.5)	$0.6

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$13.3	$13.4	$(7.8)	$(5.3)	$(0.8)	$12.8
Non-cash expenses	(0.1)	24.7	19.1	5.0	—	48.7
Equity in (earnings) loss of subsidiaries	(13.4)	8.0	4.6	—	0.8	—
Changes in working capital	0.1	76.6	18.0	6.7	—	101.4
Net adjustments	(13.4)	109.3	41.7	11.7	0.8	150.1
Net cash provided by (used in) operating activities	(0.1)	122.7	33.9	6.4	—	162.9
INVESTING ACTIVITIES:
Capital expenditures	—	(11.0)	(0.5)	(1.2)	—	(12.7)
Loan repayment from related companies	—	—	(6.2)	—	6.2	—
Other investing activities	—	2.5	(0.1)	—	0.3	2.7
Net cash used in investing activities	—	(8.5)	(6.8)	(1.2)	6.5	(10.0)
FINANCING ACTIVITIES:
Long-term debt retired	—	(45.8)	—	—	—	(45.8)
Net proceeds of short-term borrowings	—	6.2	—	—	(6.2)	—
Repayment of intercompany borrowings	—	(68.6)	—	(0.4)	—	(69.0)
Net decrease in book overdrafts	—	(2.8)	(26.7)	—	—	(29.5)
Other financing activities	—	(0.7)	0.2	0.1	(0.3)	(0.7)
Net cash used in financing activities	—	(111.7)	(26.5)	(0.3)	(6.5)	(145.0)
Net increase (decrease) in cash and cash equivalents	(0.1)	2.5	0.6	4.9	—	7.9
Effect of exchange rates	—	—	0.1	(2.0)	—	(1.9)
Net change in cash and cash equivalents	(0.1)	2.5	0.7	2.9	—	6.0
Beginning cash and cash equivalents	11.1	4.6	0.7	43.6	—	60.0
Ending cash and cash equivalents	$11.0	$7.1	$1.4	$46.5	$—	$66.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$4.2	$4.2	$8.2	$(1.1)	$(11.6)	$3.9
Non-cash expenses	(0.1)	17.3	8.7	2.8	1.5	30.2
Equity in (earnings) loss of subsidiaries	(4.2)	(8.2)	0.8	—	11.6	—
Changes in working capital	0.1	12.3	(22.3)	(13.2)	(1.5)	(24.6)
Net adjustments	(4.2)	21.4	(12.8)	(10.4)	11.6	5.6
Net cash provided by (used in) operating activities	—	25.6	(4.6)	(11.5)	—	9.5
INVESTING ACTIVITIES:
Capital expenditures	—	(7.3)	(0.3)	(0.6)	—	(8.2)
Loan to related companies	—	—	(24.2)	—	24.2	—
Other investing activities	—	0.9	—	0.1	0.1	1.1
Net cash used in investing activities	—	(6.4)	(24.5)	(0.5)	24.3	(7.1)
FINANCING ACTIVITIES:
Net proceeds/(repayments) of short-term borrowings	—	(44.1)	—	4.1	—	(40.0)
Proceeds from intercompany borrowings	—	24.2	—	—	(24.2)	—
Net increase in book overdrafts	—	2.4	45.1	—	—	47.5
Other financing activities	—	(0.5)	—	0.1	(0.1)	(0.5)
Net cash provided by (used in) financing activities	—	(18.0)	45.1	4.2	(24.3)	7.0
Net increase (decrease) in cash and cash equivalents	—	1.2	16.0	(7.8)	—	9.4
Effect of exchange rates	—	—	—	(0.9)	—	(0.9)
Net change in cash and cash equivalents	—	1.2	16.0	(8.7)	—	8.5
Beginning cash and cash equivalents	0.4	7.8	2.4	63.8	—	74.4
Ending cash and cash equivalents	$0.4	$9.0	$18.4	$55.1	$—	$82.9

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11.0	$7.1	$1.4	$46.5	$—	$66.0
Receivables less provision for allowances, claims and doubtful accounts	—	297.1	12.5	81.2	—	390.8
Inventories	—	561.9	27.0	66.2	—	655.1
Intercompany receivable	11.2	—	190.4	—	(201.6)	—
Other current assets	0.2	18.4	13.1	14.9	(4.9)	41.7
Total current assets	22.4	884.5	244.4	208.8	(206.5)	1,153.6
Investments in subsidiaries	—	462.5	286.4	—	(748.9)	—
Intercompany notes receivable	—	—	227.5	—	(227.5)	—
Property, plant and equipment net of accumulated depreciation	—	368.4	8.3	38.7	—	415.4
Deferred income taxes	39.3	93.3	—	2.4	(16.0)	119.0
Other intangibles	—	7.1	39.8	0.7	—	47.6
Goodwill	—	66.8	34.9	—	(0.4)	101.3
Deferred charges and other assets	—	16.8	—	1.7	—	18.5
Total assets	$61.7	$1,899.4	$841.3	$252.3	$(1,199.3)	$1,855.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10.0	$43.6	$154.2	$35.7	$0.1	$243.6
Intercompany payable	—	176.6	—	25.1	(201.7)	—
Deferred income taxes	—	109.1	—	—	(3.5)	105.6
Other current liabilities	0.5	88.0	2.1	33.0	(0.4)	123.2
Total current liabilities	10.5	417.3	156.3	93.8	(205.5)	472.4
Dividends in excess of investment in subsidiaries	168.2	—	—	—	(168.2)	—
Long-term debt	—	1,120.0	—	—	—	1,120.0
Long-term debt – intercompany	—	179.4	—	48.1	(227.5)	—
Deferred employee benefits	—	330.7	—	22.8	—	353.5
Other noncurrent liabilities	—	20.2	17.7	3.9	(17.4)	24.4
Total liabilities	178.7	2,067.6	174.0	168.6	(618.6)	1,970.3
Redeemable noncontrolling interest	—	—	—	0.7	—	0.7
Ryerson Holding Corporation stockholders’ equity	(117.0)	(168.2)	667.3	81.7	(580.7)	(116.9)
Noncontrolling interest	—	—	—	1.3	—	1.3
Total liabilities and equity	$61.7	$1,899.4	$841.3	$252.3	$(1,199.3)	$1,855.4

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11.1	$4.6	$0.7	$43.6	$—	$60.0
Receivables less provision for allowances, claims and doubtful accounts	—	303.3	14.0	83.5	—	400.8
Inventories	—	633.5	32.0	73.4	—	738.9
Intercompany receivable	11.4	—	157.3	—	(168.7)	—
Other current assets	0.2	12.5	14.4	17.4	(2.8)	41.7
Total current assets	22.7	953.9	218.4	217.9	(171.5)	1,241.4
Investments in subsidiaries	—	469.2	316.5	—	(785.7)	—
Intercompany notes receivable	—	—	221.3	—	(221.3)	—
Property, plant and equipment net of accumulated depreciation	—	373.2	8.1	44.5	—	425.8
Deferred income taxes	39.2	99.0	—	3.1	(7.2)	134.1
Other noncurrent assets	—	95.3	77.7	3.0	(0.4)	175.6
Total assets	$61.9	$1,990.6	$842.0	$268.5	$(1,186.1)	$1,976.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10.0	$38.0	$137.1	$35.4	$0.3	$220.8
Intercompany payable	—	147.3	—	21.6	(168.9)	—
Deferred income taxes	—	109.1	—	—	(2.4)	106.7
Other current liabilities	0.5	135.6	1.9	36.2	0.5	174.7
Total current liabilities	10.5	430.0	139.0	93.2	(170.5)	502.2
Dividends in excess of investment in subsidiaries	179.9	—	—	—	(179.9)	—
Long-term debt	—	1,192.5	—	—	—	1,192.5
Long-term debt – intercompany	—	169.6	—	51.7	(221.3)	—
Deferred employee benefits	—	359.5	—	25.7	—	385.2
Other noncurrent liabilities	—	18.9	8.4	4.2	(8.6)	22.9
Total liabilities	190.4	2,170.5	147.4	174.8	(580.3)	2,102.8
Redeemable noncontrolling interest	—	—	—	1.0	—	1.0
Ryerson Holding Corporation stockholders’ equity	(128.5)	(179.9)	694.6	91.1	(605.8)	(128.5)
Noncontrolling interest	—	—	—	1.6	—	1.6
Total liabilities and equity	$61.9	$1,990.6	$842.0	$268.5	$(1,186.1)	$1,976.9

NOTE 15 SUBSEQUENT EVENTS

On July 24, 2015, the Company entered into a new credit agreement (the “New Credit Facility”) to replace the Ryerson Credit Facility. Among the changes in the credit agreement, the maturity date of the New Credit Facility is the earlier of (i) July 24, 2020 or (ii) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. Under the new agreement, the total facility size decreased from $1.35 billion to $1.0 billion, the interest rate on outstanding borrowings decreased by 50 basis points and commitment fees on amounts not borrowed were reduced by 12.5 basis points to a rate of 0.25%. As a result of the new agreement, the Company expects to record a charge of approximately $2.9 million in the third quarter of 2015 to write-off issuance costs associated with the prior credit facility.

On August 3, 2015, the Company acquired all of the issued and outstanding capital stock of Southern Tool Steel, Inc. (“Southern Tool”). Southern Tool is a distributor of long products, predominantly processed bars and tool steel, and is based in Chattanooga, TN.  The acquisition is not material to our consolidated financial statements.

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

Results of Operations—Comparison of Second Quarter 2015 to Second Quarter 2014

	Three months ended June 30, 2015	% of Net Sales	Three months ended June 30, 2014	% of Net Sales
	($ in millions)
Net sales	$840.4	100.0%	$931.5	100.0%
Cost of materials sold	674.6	80.3	777.1	83.4
Gross profit	165.8	19.7	154.4	16.6
Warehousing, delivery, selling, general and administrative expenses	114.2	13.6	120.2	12.9
Impairment charges on fixed assets	1.4	0.1	—	—
Operating profit	50.2	6.0	34.2	3.7
Other expenses	(24.4)	(2.9)	(29.2)	(3.2)
Income before income taxes	25.8	3.1	5.0	0.5
Provision for income taxes	10.2	1.2	2.5	0.2
Net income	15.6	1.9	2.5	0.3
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.1)	—
Net income attributable to Ryerson Holding Corporation	$15.8	1.9%	$2.6	0.3%
Basic and diluted earnings per share	$0.49		$0.13

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2015 and 2014:

	Three Months Ended June 30,
Product Line	2015	2014
Carbon Steel Flat	24%	27%
Carbon Steel Plate	11	11
Carbon Steel Long	15	15
Stainless Steel Flat	17	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	3
Aluminum Flat	17	15
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the second quarter of 2015 decreased 9.8% from the same period a year ago to $840.4 million. Average selling price decreased 7.8% and tons sold decreased 2.2% in the second quarter of 2015 reflecting weaker economic conditions in the metals market. Our stainless plate, carbon flat and carbon long product lines had the largest decreases in average selling price partially offset by increases in the average selling price of our aluminum plate and aluminum long products. Tons sold decreased for our carbon long, stainless plate and carbon plate product lines in the second quarter of 2015 compared to the year-ago quarter partially offset by increases in shipments of aluminum plate and aluminum flat products.

Cost of materials sold. Cost of materials sold decreased 13.2% to $674.6 million in the second quarter of 2015 compared to $777.1 million in the second quarter of 2014. The decrease in cost of materials sold in the second quarter of 2015 compared to the same period a year ago is primarily due to the decrease in tons sold in the second quarter of 2015 compared to the year ago period and to a decrease in the average cost of materials sold per ton. The average cost of materials sold per ton decreased to $1,382 in the second quarter of 2015 from $1,469 in the second quarter of 2014. The average cost of materials sold for our carbon flat, carbon long and stainless plate product lines decreased more than our other products, in line with the change in average selling price per ton. During the second quarter of 2015, LIFO income was $37.0 million compared to LIFO expense of $13.7 million in the second quarter of 2014.

Gross profit. Gross profit increased by $11.4 million to $165.8 million in the second quarter of 2015. Gross profit as a percent of sales in the second quarter of 2015 increased to 19.7% from 16.6% in the second quarter of 2014. While our revenue per ton decreased in the second quarter of 2015 as compared to the second quarter of 2014, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $4.6 million to $115.6 million in the second quarter of 2015 from $120.2 million in the second quarter of 2014. The decrease was primarily due to a decrease of $4.6 million in incentive compensation expense in the second quarter of 2015 compared to the second quarter of 2014 in addition to lower delivery costs of $1.9 million resulting from fewer tons shipped and lower facility costs of $1.5 million primarily due to lower taxes and depreciation. Partially offsetting the expense reductions was an increase in reorganization costs of $1.8 million in the second quarter of 2015 compared to the second quarter of 2014 and an impairment charge on fixed assets of $1.4 million in the second quarter of 2015. On a per ton basis, second quarter of 2015 operating expenses increased to $237 per ton from $227 per ton in the second quarter of 2014.

Operating profit. For the second quarter of 2015, the Company reported an operating profit of $50.2 million, or $103 per ton, compared to $34.2 million, or $65 per ton, in the second quarter of 2014, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $23.8 million in the second quarter of 2015 from $27.5 million in the second quarter of 2014, primarily due to a lower principal amount outstanding of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and our 9% Senior Notes due 2017 (the “2017 Notes” and together with the 2018 Notes, the “2017 and 2018 Notes”) after the redemption of $99.5 million of the 2018 Notes in September of 2014 and the redemption of $28.3 million of the 2018 Notes in the first six months of 2015 along with the redemption of $16.8 million of the 2017 Notes in March of 2015. Other income and (expense), net was a charge of $0.6 million in the second quarter of 2015 as compared to a charge of $1.7 million in the same period a year ago. The activity in both periods was primarily related to foreign currency losses.

Provision for income taxes. In the second quarter of 2015, the Company recorded income tax expense of $10.2 million compared to $2.5 million in the second quarter of 2014. The $10.2 million income tax expense in the second quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $2.5 million income tax expense in the second quarter of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.49 in the second quarter of 2015 compared to $0.13 in the second quarter of 2014. The changes in earnings per share are due to the results of operations discussed above and an increase in average shares outstanding in the second quarter of 2015 compared to the second quarter of 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Results of Operations—Comparison of First Six Months 2015 to First Six Months 2014

	Six months ended June 30, 2015	% of Net Sales	Six months ended June 30, 2014	% of Net Sales
	($ in millions)
Net sales	$1,708.4	100.0%	$1,805.9	100.0%
Cost of materials sold	1,392.6	81.5	1,503.8	83.3
Gross profit	315.8	18.5	302.1	16.7
Warehousing, delivery, selling, general and administrative expenses	230.6	13.5	238.0	13.2
Impairment charges on fixed assets	1.4	0.1	—	—
Operating profit	83.8	4.9	64.1	3.5
Other expenses	(61.0)	(3.6)	(54.6)	(3.0)
Income before income taxes	22.8	1.3	9.5	0.5
Provision for income taxes	10.0	0.6	5.6	0.3
Net income	12.8	0.7	3.9	0.2
Less: Net loss attributable to noncontrolling interest	(0.5)	(0.1)	(0.3)	—
Net income attributable to Ryerson Holding Corporation	$13.3	0.8%	$4.2	0.2%
Basic and diluted earnings per share	$0.41		$0.20

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2015 and 2014:

	Six Months Ended June 30,
Product Line	2015	2014
Carbon Steel Flat	24%	27%
Carbon Steel Plate	11	11
Carbon Steel Long	16	16
Stainless Steel Flat	17	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	3
Aluminum Flat	16	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the first six months of 2015 decreased 5.4% from the first six months of 2014 to $1,708.4 million. Tons sold decreased 6.9% reflecting weaker economic conditions in the metals market in the first six months of 2015 compared to the same period a year ago. Our stainless plate, carbon long and carbon flat product lines had the largest decreases in tons sold partially offset by increases in shipments of our aluminum plate and aluminum flat products. Average selling price in the first six months of 2015 increased 1.5% compared to the first six months of 2014 with increases in our aluminum plate, aluminum long and aluminum flat product lines offset by decreases in the average selling price of carbon flat and carbon long products.

Cost of materials sold. Cost of materials sold decreased 7.4% in the first six months of 2015 to $1,392.6 million compared to $1,503.8 million for the same period in 2014. The decrease in cost of materials sold in 2015 compared to 2014 is primarily due to the decrease in tons sold in the first six months of 2015 compared to the first six months of 2014. The average cost of materials sold per ton also decreased slightly to $1,444 in the first six months of 2015 from $1,453 in the first six months of 2014. The average cost of materials sold for our carbon flat and carbon long product lines decreased more than our other products, in line with the change in average selling price per ton. During the first six months of 2015, LIFO income was $49.0 million compared to LIFO expense of $22.9 million in the first six months of 2014.

Gross profit. Gross profit increased by $13.7 million to $315.8 million in the first six months of 2015. Gross profit per ton increased to $328 per ton in the first six months of 2015 from $292 per ton in the year-ago period due to the decrease in cost of materials sold. Gross profit as a percent of sales in the first six months of 2015 increased to 18.5% from 16.7% a year ago. The increase in average selling prices as well as the decrease in cost of materials sold per ton resulted in higher gross margins.

Operating expenses. Total operating expenses decreased by $6.0 million to $232.0 million in the first six months of 2015 from $238.0 million in the first six months of 2014. The decrease was primarily due to lower incentive compensation expense of $6.9 million and lower delivery costs of $3.5 million in the first six months of 2015 compared to the first six months of 2014 and an advisory services fee of $2.5 million paid to Platinum Advisors in the first six months of 2014. Partially offsetting the expense reductions was an increase in reorganization costs of $2.3 million, an increase in salary and wages costs of $1.9 million and a $1.8 million increase in employee benefit expenses, primarily net periodic benefit expense for pensions, in the first six months of 2015 compared to the first six months of 2014 and an impairment charge on fixed assets of $1.4 million in the first six months of 2015. On a per ton basis, the first six months of 2015 operating expenses increased to $241 per ton from $230 per ton in the first six months of 2014.

Operating profit. For the first six months of 2015, the Company reported an operating profit of $83.8 million, or $87 per ton, compared to $64.1 million, or $62 per ton, in the first six months of 2014, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $49.1 million in the first six months of 2015 from $54.9 million in the first six months of 2014, primarily due to a lower principal amount outstanding of our 2017 and 2018 Notes after the redemption of $99.5 million of the 2018 Notes in September of 2014 and the redemption of $28.3 million of the 2018 Notes in the first six months of 2015 along with the redemption of $16.8 million of the 2017 Notes in March of 2015. Other income and (expense), net was expense of $11.9 million in the first six months of 2015 as compared to income of $0.3 million in the same period a year ago. The other expense in the first six months of 2015 is primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment. The other income in the first six months of 2014 was primarily related to foreign currency gains.

Provision for income taxes. In the first six months of 2015, the Company recorded income tax expense of $10.0 million compared to $5.6 million in the first six months of 2014. The $10.0 million income tax expense in the first six months of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and also includes the discrete tax effect of the other-than-temporary impairment charge recorded during the first three months of 2015. The $5.6 million income tax expense in the first six months of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.41 in the first six months of 2015 compared to $0.20 in the first six months of 2014. The changes in earnings per share are due to the results of operations discussed above and an increase in average shares outstanding in the first six months of 2015 compared to the first six months of 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended and restated the “Ryerson Credit Facility”) that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due 2017 (the “2017 Notes”)), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$162.9	$9.5
Net cash used in investing activities	(10.0)	(7.1)
Net cash provided by (used in) financing activities	(145.0)	7.0
Effect of exchange rates on cash and cash equivalents	(1.9)	(0.9)
Net increase in cash and cash equivalents	$6.0	$8.5

The Company had cash and cash equivalents at June 30, 2015 of $66.0 million, compared to $60.0 million at December 31, 2014. The Company had $1,145 million and $1,259 million of total debt outstanding at June 30, 2015 and December 31, 2014, respectively, and a debt-to-capitalization ratio of 111% at both June 30, 2015 and December 31, 2014. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $291 million at June 30, 2015 versus $328 million at December 31, 2014. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$66	$60
Marketable securities	9	11
Availability on Ryerson Credit Facility and foreign debt facilities	215	257
Total liquidity	$290	$328

Of the total cash and cash equivalents, as of June 30, 2015, $46.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $162.9 million in the first six months of 2015 was primarily due to a decrease in inventory of $80.0 million as we reduced inventory as metal prices weakened during the period. In addition, accounts payable increased $53.0 million resulting from a higher level of material purchases at the end of the first six months of 2015 compared to year-end 2014, non-cash depreciation and amortization expense was $22.2 million, net income was $12.8 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $23.2 million. Net cash provided by operating activities of $9.5 million in the first six months of 2014 was primarily due to an increase in accounts payable of $64.7 million resulting from a higher level of material purchases at the end of the second quarter of 2014 compared to year-end 2013, non-cash depreciation and amortization expense of $22.4 million, a decrease in inventory of $10.1 million, an increase in accrued liabilities of $7.2 million, a decrease in other assets of $6.8 million and net income of $3.9 million, partially offset by an increase in accounts receivable of $81.9 million resulting from higher sales levels in the first six months of 2014 compared to year-end 2013 and pension contributions of $24.4 million.

Capital expenditures during the first six months of 2015 totaled $12.7 million compared to $8.2 million in the first six months of 2014. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $2.4 million and $1.2 million during the first six months of 2015 and 2014, respectively.

Net cash used in financing activities in the first six months of 2015 was $145.0 million compared to net cash provided by financing activities of $7.0 million in the first six months of 2014. Net cash used in financing activities in the first six months of 2015 was primarily related to the early redemption of $16.8 million principal amount of the 2017 Notes repurchased for $17.0 million and the early redemption of $28.3 million principal amount of the 2018 Notes repurchased for $28.8 million, and $69.0 million of repayments of credit facility borrowings with cash provided by operations discussed above and a decrease in book overdrafts of $29.5 million. Net cash provided by financing activities in the first six months of 2014 was primarily related to an increase in book overdrafts of $47.5 million, partially offset by repayments on credit facility borrowings of $40.0 million. The Company was able to reduce credit facility borrowings in the first six months of 2014 as a result of the increase in book overdrafts and the net cash provided by operating activities discussed above, net of the capital expenditures.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,145.0 million at June 30, 2015 from $1,259.1 million at December 31, 2014.

Total debt outstanding as of June 30, 2015 consisted of the following amounts: $366.5 million borrowing under the Ryerson Credit Facility, $583.2 million under the 2017 Notes, $172.2 million under the 2018 Notes, and $23.1 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On April 3, 2013, the Company amended and restated the Ryerson Credit Facility, to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At June 30, 2015, the Company had $366.5 million of outstanding borrowings, $19 million of letters of credit issued and $193 million available under the $1.35 billion Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.3 percent and 2.0 percent at June 30, 2015 and December 31, 2014, respectively.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2018 Notes are redeemable prior to such date, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of the 2018 Notes prior to the 2018 Redemption Date with net cash proceeds from certain equity offerings at a price equal to 111.250% of the principal amount thereof, plus any accrued and unpaid interest. On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of June 30, 2015, $583.2 million and $172.2 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first six months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of comprehensive income. During the first six months of 2015, a principal amount of $28.3 million of the 2018 Notes were repurchased for $28.8 million and retired, resulting in the recognition of a $0.5 million loss within other income and (expense), net on the consolidated statement of comprehensive income.

Foreign Debt

At June 30, 2015, Ryerson China’s total foreign borrowings were $23.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At June 30, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 3.8%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $22 million and $12 million at June 30, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at June 30, 2015 and December 31, 2014.

Pension Funding

At December 31, 2014, pension liabilities exceeded plan assets by $277 million. The Company anticipates that it will have a minimum required pension contribution of approximately $43 million in 2015 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2015, the Company has made $23 million in pension contributions, and anticipates an additional $20 million of contributions in the remaining six months of 2015. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2015.

Contractual Obligations

The following table presents contractual obligations at June 30, 2015:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$583	$—	$583	$—	$—
2018 Notes	172	—	—	172	—
Ryerson Credit Facility	367	—	367	—	—
Foreign Debt	23	23	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	202	80	116	6	—
Purchase Obligations (4)	14	14	—	—	—
Operating Leases	109	26	39	22	22
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	6	1	3	2	—
Total	$1,477	$144	$1,108	$202	$23

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,145 million at June 30, 2015 and $1,289 million at December 31, 2014 as compared with the carrying value of $1,145 million and $1,259 million at June 30, 2015 and December 31, 2014, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2015 by approximately $2.0 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $4.8 million outstanding at June 30, 2015 and an asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2015, the Company recognized a loss less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2015 would increase or decrease the fair value of the foreign currency contracts by $0.5 million.

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

As of June 30, 2015, we had 94 tons of nickel futures or option contracts, 19,680 tons of hot roll coil swaps and 17,604 tons of aluminum price swaps outstanding with net liability values of $0.3 million, $0.9 million, and $4.1 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2015, the Company recognized a loss of $7.4 million associated with its metal commodity derivatives.

As of June 30, 2015, we had diesel fuel price swaps with respect to the purchase of 767,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet.  We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  As of June 31, 2015, our diesel fuel hedges outstanding had a net liability value of $0.1 million.  For the six months ended June 31, 2015 the Company recognized a gain of $0.1 million associated with the diesel fuel hedges.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2015 would increase or decrease the fair value of commodity derivative contracts by $4.2 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2015.

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

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.(a)

10.2

Amendment No. 5, dated as of May 26, 2015, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation and Joseph T. Ryerson & Son, Inc., as U.S. Borrowers, Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wells Fargo Foothill, LLC and Wachovia Capital Finance Corporation (Central), as co-documentation agents, ABN AMRO Bank N.V. and General Electric Capital Corporation, as co-syndication agents, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(b)

10.3	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.(c)

10.4	Form of 2015 Restricted Stock Unit Agreement.

10.5	Form of 2015 Performance Unit Agreement.

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Erich S. Schnaufer, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(a)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on May 8, 2015 (File No. 001-34735).
(b)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on June 1, 2015 (File No. 001-34735).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on June 5, 2015 (File No. 001-34735).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ ERICH S. SCHNAUFER
Erich S. Schnaufer Interim Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: August 12, 2015