Form 10-Q
period 2015-09-30
Ryerson Holding Corp
filed 2015-11-12
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015 there were 32,099,700 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$790.0	$947.9	$2,498.4	$2,753.8
Cost of materials sold	639.7	798.4	2,032.3	2,302.2
Gross profit	150.3	149.5	466.1	451.6
Warehousing, delivery, selling, general and administrative	112.8	154.1	343.4	392.1
Gain on sale of assets	—	(1.3)	—	(1.3)
Impairment charges on fixed assets	0.5	—	1.9	—
Operating profit (loss)	37.0	(3.3)	120.8	60.8
Other income and (expense), net	1.2	(8.5)	(10.7)	(8.2)
Interest and other expense on debt	(25.4)	(27.9)	(74.5)	(82.8)
Income (loss) before income taxes	12.8	(39.7)	35.6	(30.2)
Provision (benefit) for income taxes	6.1	(4.9)	16.1	0.7
Net income (loss)	6.7	(34.8)	19.5	(30.9)
Less: Net loss attributable to noncontrolling interest	—	(0.1)	(0.5)	(0.4)
Net income (loss) attributable to Ryerson Holding Corporation	$6.7	$(34.7)	$20.0	$(30.5)
Comprehensive income (loss)	$(4.7)	$(42.1)	$6.3	$(41.8)
Less: Comprehensive loss attributable to noncontrolling interest	(0.2)	—	(0.8)	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(4.5)	$(42.1)	$7.1	$(41.5)
Basic and diluted earnings (loss) per share	$0.21	$(1.26)	$0.62	$(1.31)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income (loss)	$19.5	$(30.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33.9	34.0
Stock-based compensation	0.5	—
Deferred income taxes	15.0	(2.5)
Provision for allowances, claims and doubtful accounts	1.9	1.2
Gain on sale of assets	—	(1.3)
(Gain) loss on retirement of debt	(0.3)	11.2
Other-than-temporary impairment charge on available-for-sale investments	12.3	—
Impairment charges on fixed assets	1.9	—
Other items	(0.6)	0.4
Change in operating assets and liabilities:
Receivables	21.7	(88.3)
Inventories	91.8	(5.8)
Other assets	9.8	6.2
Accounts payable	30.0	67.6
Accrued liabilities	5.1	28.4
Accrued taxes payable/receivable	(1.0)	3.7
Deferred employee benefit costs	(48.9)	(58.6)
Net adjustments	173.1	(3.8)
Net cash provided by (used in) operating activities	192.6	(34.7)
Investing activities:
Acquisitions, net of cash acquired	(7.7)	—
(Increase) decrease in restricted cash	0.2	(0.1)
Capital expenditures	(22.3)	(13.7)
Proceeds from sales of property, plant and equipment	2.8	3.9
Net cash used in investing activities	(27.0)	(9.9)
Financing activities:
Net proceeds from issuance of common stock	—	112.4
Repayment of debt	(59.9)	(110.7)
Net proceeds/(repayments) of short term borrowings	(104.7)	32.5
Credit facility issuance costs	(3.9)	—
Net increase (decrease) in book overdrafts	(4.5)	21.8
Principal payments on capital lease obligation	(1.2)	(0.7)
Net cash provided by (used in) financing activities	(174.2)	55.3
Net increase (decrease) in cash and cash equivalents	(8.6)	10.7
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(4.6)
Net change in cash and cash equivalents	(11.7)	6.1
Cash and cash equivalents—beginning of period	60.0	74.4
Cash and cash equivalents—end of period	$48.3	$80.5
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$49.2	$58.5
Income taxes, net	2.6	0.8
Noncash investing activities:
Asset additions under capital leases	$1.8	$3.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48.3	$60.0
Restricted cash	1.8	2.0
Receivables less provision for allowances, claims and doubtful accounts of $5.3 in 2015 and 2014	373.8	400.8
Inventories	643.2	738.9
Prepaid expenses and other current assets	39.7	39.7
Total current assets	1,106.8	1,241.4
Property, plant, and equipment, at cost	650.6	654.5
Less: Accumulated depreciation	246.3	228.7
Property, plant and equipment, net	404.3	425.8
Deferred income taxes	114.7	134.1
Other intangible assets	47.5	50.9
Goodwill	103.2	102.7
Deferred charges and other assets	17.4	22.0
Total assets	$1,793.9	$1,976.9
Liabilities
Current liabilities:
Accounts payable	$247.7	$220.8
Salaries, wages and commissions	29.4	45.1
Deferred income taxes	103.6	106.7
Other accrued liabilities	71.9	51.9
Short-term debt	22.9	66.6
Current portion of deferred employee benefits	11.0	11.1
Total current liabilities	486.5	502.2
Long-term debt	1,071.3	1,192.5
Deferred employee benefits	330.3	385.2
Taxes and other credits	24.9	22.9
Total liabilities	1,913.0	2,102.8
Commitments and contingencies
Redeemable noncontrolling interest	0.5	1.0
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,311,200 and 32,250,000 shares issued at 2015 and 2014, respectively	0.3	0.3
Capital in excess of par value	302.5	302.0
Accumulated deficit	(112.8)	(132.8)
Treasury stock at cost – Common stock of 212,500 shares in 2015 and 2014	(6.6)	(6.6)
Accumulated other comprehensive loss	(304.3)	(291.4)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(120.9)	(128.5)
Noncontrolling interest	1.3	1.6
Total equity (deficit)	(119.6)	(126.9)
Total liabilities and equity	$1,793.9	$1,976.9

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

On August 13, 2014, Ryerson completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors, LLC (“Platinum Advisors”) and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million was paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our then existing $1.35 billion revolving credit facility as part of the funding of these transactions.

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2015	2014	2015	2014
Carbon Steel Flat	25%	25%	24%	26%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	16	16	16	16
Stainless Steel Flat	15	16	16	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	3	4	4	4
Aluminum Flat	17	15	16	14
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	2	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The new revenue standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. If the Company adopted this guidance as of September 30, 2015, the impact of the ASU would result in the reclassification of approximately $12.5 million of capitalized debt issuance costs from non-current deferred charges and other assets to long-term debt. We will adopt this guidance for our fiscal year beginning January 1, 2016.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.”  The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted.  We will adopt this guidance for our fiscal year beginning January 1, 2016.  The adoption of this guidance is not expected to have a material impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2015 and December 31, 2014 as follows:

	September 30,	December 31,
	2015	2014
	(In millions)
In process and finished products	$643.2	$738.9

If current cost had been used to value inventories, such inventories would have been $95 million and $25 million lower than reported at September 30, 2015 and December 31, 2014, respectively. Approximately 90% of inventories are accounted for under the LIFO method at September 30, 2015 and December 31, 2014. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. Due to the decline in metals prices we recorded a lower of cost or market charge of $9.0 million to cost of materials sold to reflect this lower value at September 30, 2015.

The Company has consignment inventory at certain customer locations, which totaled $9.5 million and $10.0 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $103.2 million at September 30, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2014 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

Southern Tool Steel

On August 3, 2015, the Company acquired all of the issued and outstanding capital stock of Southern Tool Steel, Inc. (“Southern Tool”). Southern Tool is a distributor of long products, predominantly processed bars and tool steel, and is based in Chattanooga, TN. The acquisition is not material to our consolidated financial statements.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In millions)
Ryerson Secured Credit Facility	$331.0	$435.0
9% Senior Secured Notes due 2017	569.9	600.0
11 1⁄4% Senior Notes due 2018	170.4	200.5
Foreign debt	22.9	23.6
Total debt	1,094.2	1,259.1
Less:
Short-term credit facility borrowings	—	43.0
Short-term foreign debt	22.9	23.6
Total long-term debt	$1,071.3	$1,192.5

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement (the “Old Credit Facility”) and entered into a new $1.0 billion revolving credit agreement (the “New Credit Facility”). Borrowings under the New Credit Facility were used to repay indebtedness under the Old Credit Facility. The New Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the New Credit Facility, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At September 30, 2015, Ryerson had $331.0 million of outstanding borrowings, $18 million of letters of credit issued and $196 million available under the New Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings was 1.7 percent under the New Credit Facility at September 30, 2015 and 2.0 percent under the Old Credit Facility at December 31, 2014.

The total $1.0 billion revolving credit facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson’s Canadian subsidiary that is a borrower. Amounts outstanding under the New Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the New Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the New Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The New Credit Facility also contains covenants that, among other things, restrict Ryerson and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The New Credit Facility also requires that, if availability under the New Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The New Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the New Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the New Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the New Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the New Credit Facility will become immediately due and payable.

Proceeds from borrowings under the New Credit Facility and repayments of borrowings thereunder that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the New Credit Facility represent borrowings under the New Credit Facility with original maturities less than three months.

2017 and 2018 Notes

On October 10, 2012, JT Ryerson issued $600 million in aggregate principal amount of the 2017 Notes (the “2017 Notes”) and $300 million in aggregate principal amount of the 2018 Notes (together with the 2017 Notes, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the New Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the New Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset.

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

As of September 30, 2015, $569.9 million and $170.4 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first nine months of 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first nine months of 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At September 30, 2015, Ryerson China’s total foreign borrowings were $22.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At September 30, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 16.2%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $22 million and $12 million at September 30, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $2 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and nine month periods ended September 30, 2015 and 2014 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Components of net periodic benefit cost
Interest cost	$9	$10	$1	$2
Expected return on assets	(11)	(12)	—	—
Prior service credit	—	—	(1)	(1)
Recognized actuarial net (gain) loss	3	3	(2)	(2)
Net periodic benefit cost (credit)	$1	$1	$(2)	$(1)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	28	29	3	4
Expected return on assets	(35)	(36)	—	—
Prior service credit	—	—	(2)	(1)
Recognized actuarial net (gain) loss	10	8	(6)	(6)
Net periodic benefit cost (credit)	$4	$2	$(5)	$(3)

Contributions

The Company has contributed $42 million to the pension plan fund through the nine months ended September 30, 2015 and anticipates that it will have a minimum required pension contribution funding of approximately $1 million for the remaining three months of 2015.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2015 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	—	Other accrued liabilities	—	Other accrued liabilities	—
Commodity contracts	Prepaid expenses and other current assets	0.1	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$5.3	Other accrued liabilities	$1.3
Total derivatives		$0.2		$0.1		$5.3		$1.3

As of September 30, 2015 and December 31, 2014, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.0 million and $3.2 million, respectively. As of September 30, 2015 and December 31, 2014, the Company had 98 tons and 144 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of September 30, 2015 and December 31, 2014, the Company had net 16,240 tons and 14,700 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 14,972 tons and 6,366 tons as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company has 728,000 gallons and 624,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments under	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
ASC 815	Derivatives	2015	2014	2015	2014
		(In millions)
Metal commodity contracts	Cost of materials sold	$(3.1)	$(0.1)	$(10.5)	$0.3
Diesel fuel hedges	Warehousing, delivery, selling, general and administrative	(0.3)	—	(0.2)	—
Foreign exchange contracts	Other income and (expense), net	0.1	—	0.1	—
Total		$(3.3)	$(0.1)	$(10.6)	$0.3

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2015:

	At September 30, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$15.1	$—	$—
Prepaid and other current assets:
Common stock—available-for-sale investment	$3.1	$—	$—
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Commodity contracts	$—	$0.1	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$5.3	$—

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2014:

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

The carrying and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	At September 30, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$48.3	$48.3	$60.0	$60.0
Restricted cash	1.8	1.8	2.0	2.0
Receivables less provision for allowances, claims and doubtful accounts	373.8	373.8	400.8	400.8
Accounts payable	247.7	247.7	220.8	220.8
Long-term debt, including current portion	1,094.2	1,017.2	1,259.1	1,288.7

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

Assets Held for Sale

The Company had $11.3 million and $2.5 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of September 30, 2015 and December 31, 2014, respectively. The Company recorded a net impairment charge of $1.9 million and zero in the nine months ended September 30, 2015 and 2014, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at September 30, 2015:

	At September 30, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$4.8	$—

The following table presents those assets that were measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$2.5	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment was in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015.  As of September 30, 2015, the investment has been in an unrealized loss position from its adjusted cost basis for three months. Management does not currently intend to sell the investment before recovery of its adjusted cost basis.  Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of September 30, 2015 can be summarized as follows:

	At September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.0)	$3.1

The Company’s available-for-sale securities as of December 31, 2014 can be summarized as follows:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(6.2)	$11.2

There is no maturity date for these investments and there have been no sales during the nine months ended September 30, 2015.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Changes in Available-For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(132.8)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(126.9)	$1.0
Net income (loss)	—	—	—	—	—	20.0	—	—	—	(0.3)	19.7	(0.2)
Foreign currency translation	—	—	—	—	—	—	(10.1)	—	—	—	(10.1)	(0.3)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(7.1)	—	—	—	(7.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $1.0	—	—	—	—	—	—	—	1.8	—	—	1.8	—
Unrealized loss on available-for-sale investment, net of tax of $2.9	—	—	—	—	—	—	—	—	(5.1)	—	(5.1)	—
Other-than-temporary impairment, net of tax of $4.7	—	—	—	—	—	—	—	—	7.6	—	7.6	—
Stock-based compensation expense	—	—	—	—	0.5	—	—	—	—	—	0.5	—
Issuance of common stock	61	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2015	32,311	$0.3	213	$(6.6)	$302.5	$(112.8)	$(50.0)	$(254.0)	$(0.3)	$1.3	$(119.6)	$0.5

The following table details the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Changes in Available- For-Sale Investments
	(In millions)
Balance at January 1, 2015	$(32.8)	$(255.8)	$(2.8)
Other comprehensive income (loss) before reclassifications	(17.2)	—	(5.1)
Amounts reclassified from accumulated other comprehensive income	—	1.8	7.6
Net current-period other comprehensive income (loss)	(17.2)	1.8	2.5
Balance at September 30, 2015	$(50.0)	$(254.0)	$(0.3)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2015		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$12.3	Other income and (expense) net
Tax benefit	—	(4.7)
Net of tax	$—	$7.6
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.5	$4.6	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.6)	(1.8)	Warehousing, delivery, selling, general and administrative
Total before tax	0.9	2.8
Tax provision	0.4	1.0
Net of tax	$0.5	$1.8

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2014		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$0.6	$1.8	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.4)	(1.1)	Warehousing, delivery, selling, general and administrative
Total before tax	0.2	0.7
Tax provision	—	0.1
Net of tax	$0.2	$0.6

NOTE 11: RELATED PARTIES

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million paid in August 2015. The total advisory fee, including the termination fee, recorded in the first nine months of 2015 and 2014 was zero and $28.3 million, respectively.

NOTE 12: INCOME TAXES

For the three months ended September 30, 2015, the Company recorded income tax expense from operations of $6.1 million compared to an income tax benefit of $4.9 million in the prior year. The $6.1 million tax expense in the third quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the nine months ended September 30, 2015, the Company recorded income tax expense of $16.1 million compared to $0.7 million in the prior year. The $16.1 million tax expense in the first nine months of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and the discrete tax effect of the other-than-temporary impairment charge recorded during the first three months of 2015.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $22.5 million at September 30, 2015 and December 31, 2014.

NOTE 13: EARNINGS PER SHARE

Basic earnings (loss) per share attributable to Ryerson’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings (loss) per share	2015	2014	2015	2014
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$6.7	$(34.7)	$20.0	$(30.5)
Denominator:
Weighted average shares outstanding	32,055,708	27,494,022	32,043,636	23,213,324
Dilutive effect of stock-based awards	19,574	—	6,525	—
Weighted average shares outstanding adjusted for dilutive securities	32,075,282	27,494,022	32,050,161	23,213,324

Earnings (loss) per share
Basic	$0.21	$(1.26)	$0.62	$(1.31)
Diluted	$0.21	$(1.26)	$0.62	$(1.31)

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the New Credit Facility. On December 30, 2014, Ryerson entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors of the 2017 and 2018 Notes, whereby Ryerson provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of September 30, 2015 and 2014 and for the three and nine month periods ended September 30, 2015 and 2014.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$669.7	$529.5	$97.2	$(506.4)	$790.0
Cost of materials sold	—	546.7	517.7	81.7	(506.4)	639.7
Gross profit	—	123.0	11.8	15.5	—	150.3
Warehousing, delivery, selling, general and administrative	0.2	91.2	6.7	14.7	—	112.8
Impairment charges on fixed assets	—	0.5	—	—	—	0.5
Operating profit (loss)	(0.2)	31.3	5.1	0.8	—	37.0
Other income and (expense), net	—	0.9	0.1	0.2	—	1.2
Interest and other expense on debt	—	(24.5)	—	(0.9)	—	(25.4)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.4)	—	(0.8)	2.2	—
Interest income on intercompany loans	—	—	2.2	—	(2.2)	—
Income (loss) before income taxes	(0.2)	6.3	7.4	(0.7)	—	12.8
Provision (benefit) for income taxes	—	6.8	(1.5)	0.8	—	6.1
Equity in (earnings) loss of subsidiaries	(6.9)	(7.4)	1.4	—	12.9	—
Net income (loss)	6.7	6.9	7.5	(1.5)	(12.9)	6.7
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Ryerson Holding Corporation	$6.7	$6.9	$7.5	$(1.5)	$(12.9)	$6.7
Comprehensive income (loss)	$(4.5)	$(4.3)	$3.0	$(6.2)	$7.3	$(4.7)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(4.5)	$(4.3)	$3.0	$(6.0)	$7.3	$(4.5)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$806.3	$714.4	$117.9	$(690.7)	$947.9
Cost of materials sold	—	689.4	701.0	98.7	(690.7)	798.4
Gross profit	—	116.9	13.4	19.2	—	149.5
Warehousing, delivery, selling, general and administrative	—	130.6	6.1	17.4	—	154.1
Gain on sale of assets				(1.3)		(1.3)
Operating profit (loss)	—	(13.7)	7.3	3.1	—	(3.3)
Other income and (expense), net	—	(11.1)	—	2.6	—	(8.5)
Interest and other expense on debt	—	(27.2)	—	(0.7)	—	(27.9)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.5)	—	—	1.5	—
Interest income on intercompany loans	—	—	1.5	—	(1.5)	—
Income (loss) before income taxes	—	(53.5)	8.8	5.0	—	(39.7)
Provision (benefit) for income taxes	18.4	(14.4)	(11.6)	2.7	—	(4.9)
Equity in (earnings) loss of subsidiaries	16.3	(22.8)	(2.4)	—	8.9	—
Net income (loss)	(34.7)	(16.3)	22.8	2.3	(8.9)	(34.8)
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Ryerson Holding Corporation	$(34.7)	$(16.3)	$22.8	$2.4	$(8.9)	$(34.7)
Comprehensive income (loss)	$(42.1)	$(23.6)	$20.6	$(6.7)	$9.7	$(42.1)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(42.1)	$(23.6)	$20.6	$(6.7)	$9.7	$(42.1)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$2,116.7	$1,623.0	$306.3	$(1,547.6)	$2,498.4
Cost of materials sold	—	1,733.3	1,585.8	260.8	(1,547.6)	2,032.3
Gross profit	—	383.4	37.2	45.5	—	466.1
Warehousing, delivery, selling, general and administrative	0.4	274.6	22.4	46.0	—	343.4
Impairment charges on fixed assets	—	0.6	—	1.3	—	1.9
Operating profit (loss)	(0.4)	108.2	14.8	(1.8)	—	120.8
Other income and (expense), net	—	0.3	(12.3)	1.3	—	(10.7)
Interest and other expense on debt	—	(72.2)	—	(2.3)	—	(74.5)
Intercompany transactions:
Interest expense on intercompany loans	—	(3.7)	—	(2.8)	6.5	—
Interest income on intercompany loans	—	—	6.5	—	(6.5)	—
Income (loss) before income taxes	(0.4)	32.6	9.0	(5.6)	—	35.6
Provision (benefit) for income taxes	(0.1)	11.7	3.3	1.2	—	16.1
Equity in (earnings) loss of subsidiaries	(20.3)	0.6	6.0	—	13.7	—
Net income (loss)	20.0	20.3	(0.3)	(6.8)	(13.7)	19.5
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Ryerson Holding Corporation	$20.0	$20.3	$(0.3)	$(6.3)	$(13.7)	$20.0
Comprehensive income (loss)	$7.1	$7.4	$1.2	$(16.4)	$7.0	$6.3
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$7.1	$7.4	$1.2	$(15.6)	$7.0	$7.1

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$2,342.1	$1,952.8	$346.6	$(1,887.7)	$2,753.8
Cost of materials sold	—	1,984.5	1,914.5	290.9	(1,887.7)	2,302.2
Gross profit	—	357.6	38.3	55.7	—	451.6
Warehousing, delivery, selling, general and administrative	—	321.9	18.2	52.0	—	392.1
Gain on sale of assets	—	—	—	(1.3)	—	(1.3)
Operating profit	—	35.7	20.1	5.0	—	60.8
Other income and (expense), net	—	(11.0)	—	2.8	—	(8.2)
Interest and other expense on debt	—	(80.7)	—	(2.1)	—	(82.8)
Intercompany transactions:
Interest expense on intercompany loans	—	(4.9)	—	—	4.9	—
Interest income on intercompany loans	—	—	4.9	—	(4.9)	—
Income (loss) before income taxes	—	(60.9)	25.0	5.7	—	(30.2)
Provision (benefit) for income taxes	18.4	(17.8)	(4.4)	4.5	—	0.7
Equity in (earnings) loss of subsidiaries	12.1	(31.0)	(1.6)	—	20.5	—
Net income (loss)	(30.5)	(12.1)	31.0	1.2	(20.5)	(30.9)
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to Ryerson Holding Corporation	$(30.5)	$(12.1)	$31.0	$1.6	$(20.5)	$(30.5)
Comprehensive income (loss)	$(41.5)	$(23.0)	$25.5	$(8.0)	$5.2	$(41.8)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(41.5)	$(23.0)	$25.5	$(7.7)	$5.2	$(41.5)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$20.0	$20.3	$(0.3)	$(6.8)	$(13.7)	$19.5
Non-cash expenses	(0.1)	39.7	19.3	5.7	—	64.6
Equity in (earnings) loss of subsidiaries	(20.3)	0.6	6.0	—	13.7	—
Changes in working capital	0.8	87.1	20.9	(0.3)	—	108.5
Net adjustments	(19.6)	127.4	46.2	5.4	13.7	173.1
Net cash provided by (used in) operating activities	0.4	147.7	45.9	(1.4)	—	192.6
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(7.7)	—	—	—	(7.7)
Capital expenditures	—	(20.0)	(0.7)	(1.6)	—	(22.3)
Loan to related companies	—	—	(39.2)	—	39.2	—
Investment in subsidiaries	(11.4)	(0.2)	(0.1)	(0.1)	11.8	—
Other investing activities	—	3.0	—	—	—	3.0
Net cash used in investing activities	(11.4)	(24.9)	(40.0)	(1.7)	51.0	(27.0)
FINANCING ACTIVITIES:
Long-term debt retired	—	(59.9)	—	—	—	(59.9)
Proceeds from intercompany borrowings	—	39.2	—	—	(39.2)	—
Net repayments of short-term borrowings	—	(104.0)	—	(0.7)	—	(104.7)
Capital contribution		11.4	0.2	0.2	(11.8)
Other financing activities	—	(4.3)	(5.0)	(0.3)	—	(9.6)
Net cash used in financing activities	—	(117.6)	(4.8)	(0.8)	(51.0)	(174.2)
Net increase (decrease) in cash and cash equivalents	(11.0)	5.2	1.1	(3.9)	—	(8.6)
Effect of exchange rates	—	(0.3)	—	(2.8)	—	(3.1)
Net change in cash and cash equivalents	(11.0)	4.9	1.1	(6.7)	—	(11.7)
Beginning cash and cash equivalents	11.1	4.6	0.7	43.6	—	60.0
Ending cash and cash equivalents	$0.1	$9.5	$1.8	$36.9	$—	$48.3

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(30.5)	$(12.1)	$31.0	$1.2	$(20.5)	$(30.9)
Non-cash expenses	18.4	18.8	(0.2)	4.5	1.5	43.0
Equity in (earnings) loss of subsidiaries	12.1	(31.0)	(1.6)	—	20.5	—
Changes in working capital	9.8	(6.5)	(34.4)	(14.2)	(1.5)	(46.8)
Net adjustments	40.3	(18.7)	(36.2)	(9.7)	20.5	(3.8)
Net cash provided by (used in) operating activities	9.8	(30.8)	(5.2)	(8.5)	—	(34.7)
INVESTING ACTIVITIES:
Capital expenditures	—	(12.1)	(0.4)	(1.2)	—	(13.7)
Loan to related companies	—	—	(15.7)	—	15.7	—
Investment in subsidiaries	(110.7)	(0.1)	—	—	110.8	—
Other investing activities	—	1.2	—	2.6	—	3.8
Net cash provided by (used in) investing activities	(110.7)	(11.0)	(16.1)	1.4	126.5	(9.9)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	112.4	—	—	—	—	112.4
Long-term debt retired	—	(110.7)	—	—	—	(110.7)
Net proceeds of short-term borrowings	—	28.5	—	4.0	—	32.5
Proceeds from intercompany borrowings	—	15.7	—	—	(15.7)	—
Net increase in book overdrafts	—	1.5	20.3	—	—	21.8
Capital contributions	—	110.7	—	0.1	(110.8)	—
Other financing activities	—	(0.7)	—	—	—	(0.7)
Net cash provided by financing activities	112.4	45.0	20.3	4.1	(126.5)	55.3
Net increase (decrease) in cash and cash equivalents	11.5	3.2	(1.0)	(3.0)	—	10.7
Effect of exchange rates	—	—	—	(4.6)	—	(4.6)
Net change in cash and cash equivalents	11.5	3.2	(1.0)	(7.6)	—	6.1
Beginning cash and cash equivalents	0.4	7.8	2.4	63.8	—	74.4
Ending cash and cash equivalents	$11.9	$11.0	$1.4	$56.2	$—	$80.5

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.1	$9.5	$1.8	$36.9	$—	$48.3
Receivables less provision for allowances, claims and doubtful accounts	—	284.5	11.6	77.7	—	373.8
Inventories	—	556.0	23.6	63.6	—	643.2
Intercompany receivable	0.5	—	182.0	—	(182.5)	—
Other current assets	0.2	11.9	9.5	24.3	(4.4)	41.5
Total current assets	0.8	861.9	228.5	202.5	(186.9)	1,106.8
Investments in subsidiaries	—	461.9	285.0	0.1	(747.0)	—
Intercompany notes receivable	—	—	260.5	—	(260.5)	—
Property, plant and equipment net of accumulated depreciation	—	367.7	8.2	28.4	—	404.3
Other noncurrent assets	39.4	180.0	73.9	4.9	(15.4)	282.8
Total assets	$40.2	$1,871.5	$856.1	$235.9	$(1,209.8)	$1,793.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$49.9	$166.8	$31.0	$0.0	$247.7
Intercompany payable	—	156.4	—	26.1	(182.5)	—
Salaries, wages, and commissions	—	27.7	1.3	0.4	—	29.4
Deferred income taxes	—	109.1	—	—	(5.5)	103.6
Short-term debt	—	—	—	22.9	—	22.9
Other current liabilities	0.5	71.6	0.3	8.5	2.0	82.9
Total current liabilities	0.5	414.7	168.4	88.9	(186.0)	486.5
Dividends in excess of investment in subsidiaries	160.6	—	—	—	(160.6)	—
Long-term debt	—	1,071.3	—	—	—	1,071.3
Long-term debt – intercompany	—	215.7	—	44.8	(260.5)	—
Deferred employee benefits	—	309.6	—	20.7	—	330.3
Other noncurrent liabilities	—	20.8	16.4	4.0	(16.3)	24.9
Total liabilities	161.1	2,032.1	184.8	158.4	(623.4)	1,913.0
Redeemable noncontrolling interest	—	—	—	0.5	—	0.5
Ryerson Holding Corporation stockholders’ equity	(120.9)	(160.6)	671.3	75.7	(586.4)	(120.9)
Noncontrolling interest	—	—	—	1.3	—	1.3
Total liabilities and equity	$40.2	$1,871.5	$856.1	$235.9	$(1,209.8)	$1,793.9

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

Results of Operations—Comparison of Third Quarter 2015 to Third Quarter 2014

	Three Months Ended September 30, 2015	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales
	($ in millions)
Net sales	$790.0	100.0%	$947.9	100.0%
Cost of materials sold	639.7	81.0	798.4	84.2
Gross profit	150.3	19.0	149.5	15.8
Warehousing, delivery, selling, general and administrative expenses	112.8	14.3	154.1	16.3
Gain on sale of assets	—	—	(1.3)	(0.2)
Impairment charges on fixed assets	0.5	—	—	—
Operating profit (loss)	37.0	4.7	(3.3)	(0.3)
Other expenses	(24.2)	(3.1)	(36.4)	(3.9)
Income (loss) before income taxes	12.8	1.6	(39.7)	(4.2)
Provision (benefit) for income taxes	6.1	0.8	(4.9)	(0.5)
Net income (loss)	6.7	0.8	(34.8)	(3.7)
Less: Net loss attributable to noncontrolling interest	—	—	(0.1)	—
Net income (loss) attributable to Ryerson Holding Corporation	$6.7	0.8%	$(34.7)	(3.7)%
Basic and diluted earnings (loss) per share	$0.21		$(1.26)

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2015 and 2014:

	Three Months Ended September 30,
Product Line	2015	2014
Carbon Steel Flat	25%	25%
Carbon Steel Plate	11	11
Carbon Steel Long	16	16
Stainless Steel Flat	15	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	17	15
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the third quarter of 2015 decreased 16.7% from the same period a year ago to $790.0 million. Average selling price decreased 12.2% and tons sold decreased 5.0% in the third quarter of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for all of our product lines with the largest decreases in our stainless plate, stainless flat and carbon plate products. Tons sold also decreased for all of our product lines with the largest decreases in our stainless long, carbon long and carbon plate products.

Cost of materials sold. Cost of materials sold decreased 19.9% to $639.7 million in the third quarter of 2015 compared to $798.4 million in the third quarter of 2014. The decrease in cost of materials sold in the third quarter of 2015 compared to the same period a year ago is primarily due to a decrease in average cost of materials sold per ton in the third quarter of 2015 compared to the year ago period and to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,301 in the third quarter of 2015 from $1,541 in the third quarter of 2014. The average cost of materials sold for our stainless plate, carbon plate and stainless flat product lines decreased more than our other products, in line with the change in average selling price per ton for these products. During the third quarter of 2015, LIFO income was $30.3 million compared to LIFO expense of $19.1 million in the third quarter of 2014. As a result of falling average selling prices, LIFO income in the third quarter of 2015 was partially offset by a $9.0 million charge to record inventory at the lower of cost or market.

Gross profit. Gross profit increased by $0.8 million to $150.3 million in the third quarter of 2015. Gross profit as a percent of sales in the third quarter of 2015 increased to 19.0% from 15.8% in the third quarter of 2014. While our revenue per ton decreased in the third quarter of 2015 as compared to the third quarter of 2014, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $39.5 million to $113.3 million in the third quarter of 2015 from $152.8 million in the third quarter of 2014. The decrease was primarily due to a charge in the third quarter of 2014 of $25.0 million to terminate the advisory service agreement with Platinum Equity Advisors, LLC in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 11, “Related Parties” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In the third quarter of 2014, we also recognized $7.7 million of transaction compensation expense associated with the initial public offering. In addition, incentive compensation expense in the third quarter of 2015 was $6.3 million lower compared to the third quarter of 2014 and delivery costs were $1.9 million lower in the third quarter of 2015 compared to the same period of 2014, as a result of fewer tons being shipped. Partially offsetting the expense reductions was an increase in salary costs of $1.0 million in the third quarter of 2015 compared to the third quarter of 2014 and an impairment charge on fixed assets of $0.5 million in the third quarter of 2015. On a per ton basis, third quarter of 2015 operating expenses decreased to $230 per ton from $295 per ton in the third quarter of 2014.

Operating profit. For the third quarter of 2015, the Company reported an operating profit of $37.0 million, or $75 per ton, compared to an operating loss of $3.3 million, or $6 per ton, for the third quarter of 2014, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $25.4 million in the third quarter of 2015 from $27.9 million in the third quarter of 2014, primarily due to a lower principal amount outstanding of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and our 9% Senior Notes due 2017 (the “2017 Notes” and together with the 2018 Notes, the “2017 and 2018 Notes”) after the redemption of $99.5 million of the 2018 Notes in September of 2014 and the redemption of $30.1 million of the 2018 Notes as well as the redemption of $30.1 million of the 2017 Notes in the first nine months of 2015. Partially offsetting the reduction in debt was a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Company’s old revolving credit facility agreement upon entering into a new revolving credit facility agreement. Other income and (expense), net was income of $1.2 million in the third quarter of 2015 as compared to a charge of $8.5 million in the same period a year ago. The third quarter of 2015 included a gain of $1.0 million on the redemption of the 2017 and 2018 Notes purchased during the period. The third quarter of 2014 included an $11.2 million loss consisting of an early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $2.5 million of foreign currency gains.

Provision for income taxes. In the third quarter of 2015, the Company recorded income tax expense of $6.1 million compared to an income tax benefit of $4.9 million in the third quarter of 2014. The $6.1 million income tax expense in the third quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $4.9 million income tax benefit in the third quarter of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.21 in the third quarter of 2015 compared to a loss per share of $1.26 in the third quarter of 2014. The changes in earnings per share are due to the results of operations discussed above and an increase in average shares outstanding in the third quarter of 2015 compared to the third quarter of 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Results of Operations—Comparison of First Nine Months 2015 to First Nine Months 2014

	Nine Months Ended September 30, 2015	% of Net Sales	Nine Months Ended September 30, 2014	% of Net Sales
	($ in millions)
Net sales	$2,498.4	100.0%	$2,753.8	100.0%
Cost of materials sold	2,032.3	81.3	2,302.2	83.6
Gross profit	466.1	18.7	451.6	16.4
Warehousing, delivery, selling, general and administrative expenses	343.4	13.8	392.1	14.2
Gain on sale of assets	—	—	(1.3)	—
Impairment charges on fixed assets	1.9	0.1	—	—
Operating profit	120.8	4.8	60.8	2.2
Other expenses	(85.2)	(3.4)	(91.0)	(3.3)
Income (loss) before income taxes	35.6	1.4	(30.2)	(1.1)
Provision for income taxes	16.1	0.6	0.7	—
Net income (loss)	19.5	0.8	(30.9)	(1.1)
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(0.4)	—
Net income (loss) attributable to Ryerson Holding Corporation	$20.0	0.8%	$(30.5)	(1.1)%
Basic and diluted earnings (loss) per share	$0.62		$(1.31)

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2015 and 2014:

	Nine Months Ended September 30,
Product Line	2015	2014
Carbon Steel Flat	24%	26%
Carbon Steel Plate	11	11
Carbon Steel Long	16	16
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	16	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the first nine months of 2015 decreased 9.3% from the first nine months of 2014 to $2,498.4 million. Tons sold decreased 6.2% reflecting weaker economic conditions in the metals market in the first nine months of 2015 compared to the same period a year ago. Our carbon long, stainless long and carbon plate product lines had the largest decreases in tons sold partially offset by increases in shipments of our aluminum plate and aluminum flat products. Average selling price in the first nine months of 2015 decreased 3.2% compared to the first nine months of 2014 with decreases in our stainless plate, carbon flat and carbon long product lines partially offset by increases in the average selling price of aluminum plate and aluminum long products.

Cost of materials sold. Cost of materials sold decreased 11.7% in the first nine months of 2015 to $2,032.3 million compared to $2,302.2 million for the same period in 2014. The decrease in cost of materials sold in 2015 compared to 2014 is primarily due to a decrease in the average cost of materials sold per ton in the first nine months of 2015 compared to the first nine months of 2014 and to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,396 in the first nine months of 2015 from $1,482 in the first nine months of 2014. The average cost of materials sold for our carbon flat, stainless plate and carbon long product lines decreased more than our other products, in line with the change in average selling price per ton. During the first nine months of 2015, LIFO income was $79.3 million compared to LIFO expense of $42.0 million in the first nine months of 2014. As a result of falling average selling prices, LIFO income in the first nine months of 2015 was partially offset by a $9.0 million charge to record inventory at the lower of cost or market.

Gross profit. Gross profit increased by $14.5 million to $466.1 million in the first nine months of 2015. Gross profit per ton increased to $320 per ton in the first nine months of 2015 from $291 per ton in the year-ago period due to the decrease in cost of materials sold. Gross profit as a percent of sales in the first nine months of 2015 increased to 18.7% from 16.4% a year ago. While our revenue per ton decreased in the first nine months of 2015 as compared to the first nine months of 2014, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $45.5 million to $345.3 million in the first nine months of 2015 from $390.8 million in the first nine months of 2015. The decrease was primarily due to a charge in the first nine months of 2014 of $25.0 million to terminate the advisory service agreement with Platinum Equity Advisors, LLC in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 11, “Related Parties” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In the first nine months of 2014, we also recognized $7.7 million of transaction compensation expense associated with the initial public offering. In addition, incentive compensation expense in the first nine months of 2015 was $13.2 million lower compared to the first nine months of 2014 and delivery costs were $5.4 million lower in the first nine months of 2015 compared to the same period of 2014, as a result of fewer tons being shipped. Partially offsetting the expense reductions was an increase in salaries and wages of $2.7 million and a $2.6 million increase in employee benefit expenses consisting of primarily net periodic benefit expense for pensions, and an impairment charge on fixed assets of $1.9 million in the first nine months of 2015 compared to the first nine months of 2014. On a per ton basis, the first nine months of 2015 operating expenses decreased to $237 per ton from $252 per ton in the first nine months of 2014.

Operating profit. For the first nine months of 2015, the Company reported an operating profit of $120.8 million, or $83 per ton, compared to $60.8 million, or $39 per ton, for the first nine months of 2014, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $74.5 million in the first nine months of 2015 from $82.8 million in the first nine months of 2014, primarily due to a lower principal amount outstanding of our 2017 and 2018 Notes after the redemption of $99.5 million of the 2018 Notes in September of 2014 and the redemption of $30.1 million of the 2018 Notes as well as the redemption of $30.1 million of the 2017 Notes in the first nine months of 2015. Partially offsetting the reduction in debt was a $2.9 million charge in the first nine months of 2015 to write-off a portion of the issuance costs associated with the Company’s old revolving credit facility agreement upon entering into a new revolving credit facility agreement. Other income and (expense), net was expense of $10.7 million in the first nine months of 2015 as compared to $8.2 million in the same period a year ago. The other expense in the first nine months of 2015 is primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, partially offset by foreign currency gains of $1.2 million. The other expense in the first nine months of 2014 included an $11.2 million loss consisting of an early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $2.6 million of foreign currency gains.

Provision for income taxes. In the first nine months of 2015, the Company recorded income tax expense of $16.1 million compared to $0.7 million in the first nine months of 2014. The $16.1 million income tax expense in the first nine months of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and also includes the discrete tax effect of the other-than-temporary impairment charge recorded during the first three months of 2015. The $0.7 million income tax expense in the first nine months of 2014 primarily represents taxes at local statutory rates where the Company operates and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.62 in the first nine months of 2015 compared to a loss per share of $1.31 in the first nine months of 2014. The changes in earnings per share are due to the results of operations discussed above and an increase in average shares outstanding in the first nine months of 2015 compared to the first nine months of 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.0 billion revolving credit facility agreement (the “New Credit Facility”) that matures on the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by (used in) operating activities	$192.6	$(34.7)
Net cash used in investing activities	(27.0)	(9.9)
Net cash provided by (used in) financing activities	(174.2)	55.3
Effect of exchange rates on cash and cash equivalents	(3.1)	(4.6)
Net increase (decrease) in cash and cash equivalents	$(11.7)	$6.1

The Company had cash and cash equivalents at September 30, 2015 of $48.3 million, compared to $60.0 million at December 31, 2014. The Company had $1,094 million and $1,259 million of total debt outstanding at September 30, 2015 and December 31, 2014, respectively, and a debt-to-capitalization ratio of 112% at September 30, 2015 and 111% at December 31, 2014. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the New Credit Facility and foreign debt facilities) of $269 million at September 30, 2015 versus $328 million at December 31, 2014. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$48	$60
Marketable securities	3	11
Availability under Ryerson Credit Facility and foreign debt facilities	218	257
Total liquidity	$269	$328

Of the total cash and cash equivalents, as of September 30, 2015, $36.7 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $192.6 million in the first nine months of 2015 was primarily due to a decrease in inventory of $91.8 million as we reduced inventory as metal prices weakened during the period. In addition, non-cash depreciation and amortization expense was $33.9 million, accounts payable increased $30.0 million resulting from a higher level of material purchases at the end of the first nine months of 2015 compared to year-end 2014, net income was $19.5 million, accounts receivable declined $21.7 million due to a decline in the average selling price of material, the net deferred tax asset decreased $15.0 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $42.1 million. Net cash used in operating activities of $34.7 million in the first nine months of 2014 was primarily due to an increase in accounts receivable of $88.3 million resulting from an increase in the average selling price of material at the end of the third quarter of 2014 compared to year-end 2013, pension contributions of $50.2 million and the net loss in the first nine months of 2014 of $30.9 million, partially offset by an increase in accounts payable of $67.6 million resulting from a higher level of material purchases at the end of the third quarter of 2014 compared to year-end 2013, non-cash depreciation and amortization expense of $34.0 million and an increase in accrued liabilities of $28.4 million.

Capital expenditures during the first nine months of 2015 totaled $22.3 million compared to $13.7 million in the first nine months of 2014. On August 3, 2015, the Company paid $7.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Southern Tool Steel, Inc. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $2.8 million and $3.9 million during the first nine months of 2015 and 2014, respectively.

Net cash used in financing activities in the first nine months of 2015 was $174.2 million compared to net cash provided by financing activities of $55.3 million in the first nine months of 2014. Net cash used in financing activities in the first nine months of 2015 was primarily related to the early redemption of $30.1 million principal amount of the 2017 Notes repurchased for $29.4 million and the early redemption of $30.1 million principal amount of the 2018 Notes repurchased for $30.5 million, and $104.7 million of repayments of credit facility borrowings with cash provided by operations discussed above and a decrease in book overdrafts of $4.5 million. Net cash provided by financing activities in the first nine months of 2014 was primarily related to net proceeds of $112.4 million from our initial public stock offering on August 13, 2014. We then redeemed $99.5 million principal amount of our 2018 Notes for $110.7 million in September 2014. In addition, in the first nine months of 2014, credit facility borrowings increased $32.5 million, primarily to fund cash used in operating activities and capital expenditures described above, and book overdrafts increased $21.8 million.

We believe that cash flow from operations and proceeds from the New Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,094.2 million at September 30, 2015 from $1,259.1 million at December 31, 2014.

Total debt outstanding as of September 30, 2015 consisted of the following amounts: $331.0 million borrowing under the New Credit Facility, $569.9 million under the 2017 Notes, $170.4 million under the 2018 Notes, and $22.9 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement (the “Old Credit Facility”) and entered into a new $1.0 billion revolving credit agreement (the “New Credit Facility”). Borrowings under the New Credit Facility were used to repay indebtedness under the Old Credit Facility. The New Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the New Credit Facility, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At September 30, 2015, Ryerson had $331.0 million of outstanding borrowings, $18 million of letters of credit issued and $196 million available under the New Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings was 1.7 percent under the New Credit Facility at September 30, 2015 and 2.0 percent under the Old Credit Facility at December 31, 2014.

The total $1.0 billion revolving credit facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson’s Canadian subsidiary that is a borrower. Amounts outstanding under the New Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the New Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the New Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The New Credit Facility also contains covenants that, among other things, restrict Ryerson and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The New Credit Facility also requires that, if availability under the New Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The New Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the New Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the New Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the New Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the New Credit Facility will become immediately due and payable.

Proceeds from borrowings under the New Credit Facility and repayments of borrowings thereunder that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the New Credit Facility represent borrowings under the New Credit Facility with original maturities less than three months.

2017 and 2018 Notes

On October 10, 2012, JT Ryerson issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the New Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the New Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson to the extent of 50% of future net income, once prior losses are offset.

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

As of September 30, 2015, $569.9 million and $170.4 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first nine months of 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first nine months of 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At September 30, 2015, Ryerson China’s total foreign borrowings were $22.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% and secured by inventory and property, plant and equipment. At September 30, 2015, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 16.2%. At December 31, 2014, Açofran had no foreign borrowings.

Availability under the foreign credit lines was $22 million and $12 million at September 30, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $2 million at September 30, 2015 and December 31, 2014, respectively.

Pension Funding

At December 31, 2014, pension liabilities exceeded plan assets by $277 million. The Company anticipates that it will have a minimum required pension contribution of approximately $43 million in 2015 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2015, the Company has made $42 million in pension contributions, and anticipates an additional $1 million of contributions in the remaining three months of 2015. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the New Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2015.

Contractual Obligations

The following table presents contractual obligations at September 30, 2015:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$570	$—	$570	$—	$—
2018 Notes	170	—	—	170	—
Ryerson Credit Facility	331	—	331	—	—
Foreign Debt	23	23	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	173	76	96	1	—
Purchase Obligations (4)	15	14	1	—	—
Operating Leases	102	25	37	21	19
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	5	1	3	1	—
Total	$1,390	$139	$1,038	$193	$20

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the New Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,017 million at September 30, 2015 and $1,289 million at December 31, 2014 as compared with the carrying value of $1,094 million and $1,259 million at September 30, 2015 and December 31, 2014, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2015 by approximately $2.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2 million outstanding at September 30, 2015 and an asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2015, the Company recognized a gain less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2015 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of September 30, 2015, we had 98 tons of nickel futures or option contracts, 16,240 tons of hot roll coil swaps and 14,972 tons of aluminum price swaps outstanding with net liability values of $0.2 million, $1.7 million, and $3.1 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2015, the Company recognized a loss of $10.5 million associated with its metal commodity derivatives.

As of September 30, 2015, we had diesel fuel price swaps with respect to the purchase of 728,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet.  We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  As of September 30, 2015, our diesel fuel hedges outstanding had a net liability value of $0.3 million.  For the nine months ended September 30, 2015 the Company recognized a loss of $0.2 million associated with the diesel fuel hedges.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2015 would increase or decrease the fair value of commodity derivative contracts by $3.2 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2015.

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

10.1

Credit Agreement, dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Sunbelt-Turret Steel, Inc., Turret Steel Industries, Inc., Imperial Trucking Company, LLC, Wilcox-Turret Cold Drawn, Inc., Fay Industries, Inc., Ryerson Procurement Corporation, Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto from time to time, and Bank of America, N.A., as the administrative agent and collateral agent.(a)

10.2

Security Agreement, dated as of July 24, 2015, Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc. (“Ryerson”), and the domestic subsidiaries of Ryerson from to time to time party thereto in their capacities as pledgors, assignors and debtors thereunder in favor of Bank Of America, N.A., in its capacity as collateral agent, as pledgee, assignee and secured party for the benefit of the secured parties.(a)

10.3	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.(a)

10.4	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.(a)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Erich S. Schnaufer, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(a)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on July 29, 2015 (File No. 001-34735).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ ERICH S. SCHNAUFER
Erich S. Schnaufer Interim Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: November 12, 2015