Form 10-K
period 2015-12-31
Ryerson Holding Corp
filed 2016-03-09
CIK 1481582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by the New York Stock Exchange on such date was approximately $98,389,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 29, 2016, there were 32,099,700 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2015.

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

•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the failure to effectively integrate newly acquired operations;
•	regulatory and other operational risks associated with our operations located outside of the United States (or “U.S.”);
•	fluctuating operating results depending on seasonality;
•	potential damage to our information technology infrastructure;
•	work stoppages;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	prolonged disruption of our processing centers;
•	ability to retain and attract management and key personnel;
•	ability of management to focus on North American and foreign operations;
•	termination of supplier arrangements;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	a risk of product liability claims;
•	our risk management strategies may result in losses;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;
•	management of inventory and other costs and expenses; and
•

consolidation in the metals producer industry in which we purchase products, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability.

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

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc., formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson, which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock.

Ryerson conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran, together with their subsidiaries (including Ryerson Inc. prior to its dissolution through merger), are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We believe we are one of the largest processors and distributors of metals in North America measured in terms of sales, with operations in North America, China and Brazil. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We process and distribute a full line of over 65,000 products in stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than 75% of the products we sell are processed to meet customer requirements. We use various processing and fabricating techniques to process materials to a specified thickness, length, width, shape and surface quality pursuant to customer orders. For the year ended December 31, 2015, we purchased 1.8 million tons of materials from suppliers throughout the world.

We operate over 90 facilities across North America, six facilities in China and one facility in Brazil. Our service centers are strategically located in close proximity to our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2015 were 14.5%.

We track the processing operations, if any, performed on sold material for over 95% of our total revenues. The activities we track broadly fall into four main processing categories: (1) sheet processing (excludes fabrication activities), (2) as-is long and plate, (3) cut long and plate, and (4) fabrication.  A key metric that we track is the percentage mix of revenue that comes from our fabrication capabilities.   In 2010, the mix of revenue from fabrication activities was 6.7% of our sales, while in 2015, our mix of revenue from fabrication activities rose to 10.4% of our sales largely due to the strategic investments we have made in value-added processing capital expenditures.

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

Industry Overview

Metals service centers serve as key intermediaries between metal producers and end users of metal products. Metal producers offer commodity products and typically sell metals in the form of standard-sized coils, sheets, plates, structurals, bars and tubes. Producers, mostly steel and aluminum mills, prefer large order quantities, longer lead times and limited inventory in order to maximize capacity utilization across their typically higher capital-intensive structure. End users of metal products seek to purchase metals with customized specifications, including value-added processing. End-market customers look for “one-stop” suppliers that can offer processing services along with lower order volumes, shorter lead times, and more reliable delivery. As an intermediary, metals service centers aggregate end-users’ demand, purchase metal in bulk to take advantage of economies of scale and then process and sell metal that meets specific customer requirements. The end markets for metals service centers are highly diverse and include machinery, manufacturing, construction and transportation.

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

We compete with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than us. We also compete to a lesser extent with primary metal producers. Primary metal producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although we purchase from foreign steelmakers, some of our competitors purchase a higher percentage of metals from foreign steelmakers than we do. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into North America.

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

We believe with our significant footprint in the North American market, combined with our significant scale and operating leverage, a cyclical recovery of the service center industry supported by long-term growth trends in our end markets should allow us to experience higher growth rates relative to North American economic improvement, but there can be no guarantee that we will experience such higher growth rates.

Broad Geographic Reach across Attractive End Markets.

Our operations cover a diverse range of industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil and gas. We believe the industries we serve will provide demand for our products and services as the North American manufacturing economy continues to grow. We also believe that the continued trend of moving manufacturing to the United States from overseas should benefit us with our broad North American platform. In addition, we expect to benefit from continued growth in international markets that will help spur demand at domestic manufacturing facilities that sell into the global market. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Since 2011, we have opened ten new service centers in previously underserved North American regions. We have acquired another twelve facilities to complement our existing locations and expanded the product offering in many locations based on customer demand. A significant portion of our capital expenditures since 2011 have been made to expand our long and plate processing capabilities. We believe that our expanded presence in select regions and products positions us well to capture further growth in these regions and products.

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

Lean Operating Structure Providing Operating Leverage.

Since 2007, we have transformed our operating model by decentralizing our operations and reducing our cost base, improving our operating efficiency while also providing the flexibility for further growth in our target markets. In 2015, warehousing, delivery, selling, general and administrative expenses decreased $58.4 million or 11.5% from 2014. After excluding one-time IPO-related expenses of $32.7 million in 2014, warehousing, delivery, selling, general and administrative expenses declined 5.4% in 2015.

We have also focused on process improvements in inventory management. Average inventory days excluding LIFO decreased from 82 days in 2014 to 80 days in 2015.  Our average inventory days have improved on an overall basis from 100 days in 2006. This reduction has decreased our exposure to metals price movements as well as increased capacity in our facilities to devote to higher margin products. These organizational and operating changes have improved our operating structure, working capital management and efficiency.

As a result of our initiatives, we have increased our financial flexibility and believe we have a favorable cost structure compared to many of our peers. This will provide significant operating leverage if or when demand and/or pricing improve.

Extensive Breadth of Products and Services for Diverse Customer Base.

We carry a full range of over 65,000 products, including aluminum, carbon, stainless and alloy steels and a limited line of nickel and red metals. In addition, we provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,000,000 orders per year. We also provide supply chain solutions, including just-in-time delivery, and value-added components to many original equipment manufacturers.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other service center companies are able to offer.

For the year ended December 31, 2015, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 12% of our sales.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is an effective method for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength through continued focus on price and volume using an analytics-driven approach to procurement. In addition, we view our strategic suppliers as supply chain partners. Our coordinated effort focused on logistics, lead times, rolling schedules, and scrap return programs ultimately results in value-based buying that is advantageous for us. Metals producers worldwide are consolidating, and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. Our relationships with suppliers often provide us with access to metals when supply is constrained. Through our knowledge of the global metals marketplace and capabilities of specific mills we believe we have developed a global purchasing strategy that allows us to secure favorable prices across our product lines.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy in the last four years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. The senior executive team’s extensive experience in international markets and outside the service center industry provides perspective to drive profitable growth. Our CEO, Mr. Edward Lehner, who joined the Company in August 2012 as CFO and became CEO in June 2015, has nearly 30 years of experience, predominantly in the metals industry. Mr. Erich Schnaufer, who joined the Company in 2005 and became CFO in January 2016, has over 25 years of financial and accounting experience and over 10 years with Ryerson. Under their leadership, we have increased our focus on positioning the Company for growth and enhanced profitability.

Industry Outlook

We believe that the United States economy has grown since the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was above 50% for 53 of the last 60 months, which indicates that the U.S. manufacturing economy was generally expanding over the last five years. However, the PMI index was below 50% for each of the last three months of 2015, indicating a contracting manufacturing economy toward the end of 2015. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Additionally, the overall U.S. economy is projected to continue growing as evidenced by the Federal Reserve’s midrange forecasted real GDP growth rates of 2.4%, 2.2%, and 2.0% for 2016, 2017, and 2018, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance and construction end markets. One of our key end markets is within the industrial equipment sector and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production grew by 1.5% in 2015 and is expected to grow by 1.5% in 2016 and 2.7% in 2017.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund, China’s GDP grew 6.9% in 2015 and is projected to grow 6.3% in 2016 and 6.0% in 2017.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2015, 2014 and 2013:

Product Line	2015	2014	2013
Carbon Steel Flat	25%	25%	26%
Carbon Steel Plate	11	12	11
Carbon Steel Long	16	15	15
Stainless Steel Flat	16	16	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	4	3
Aluminum Flat	16	15	15
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	2	2	3
Total	100%	100%	100%

More than 75% of the materials sold by us are processed. We use processing and fabricating techniques such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, polishing and shearing to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by us are slitting, which involves cutting coiled metals to specified widths along the length of the coil, and leveling, which involves flattening metals and cutting them to exact lengths. We also use third-party fabricators to outsource certain processes that we are not able to perform internally (such as pickling, painting, forming and drilling) to enhance our value-added services.

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

Additional financial information is presented in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference.

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2015, no single customer accounted for more than 2% of our sales, and the top 10 customers accounted for less than 12% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The following table shows the Company’s percentage of sales by end-market customer for 2015, 2014 and 2013:

	Percentage of Sales
End-Market Customer	2015	2014	2013
Commercial ground transportation	18%	17%	16%
Metal fabrication and machine shops	18	18	18
Industrial machinery and equipment	17	18	19
Consumer durable	10	11	12
HVAC	8	7	7
Construction equipment	8	7	8
Food processing and agricultural equipment	7	7	7
Oil & gas	7	9	8
Other	7	6	5
Total	100%	100%	100%

Some of our largest customers have procurement programs with us, typically ranging from three months to one year in duration. Pricing for these contracts is generally based on a pricing formula rather than a fixed price for the program duration. However, certain customer contracts are at fixed prices; in order to minimize our financial exposure, we generally match these fixed-price sales programs with fixed-price supply programs. In general, sales to customers are priced at the time of sale based on prevailing market prices. In 2015, we reviewed our categorization of customers by end market. As a result, the percentages by end-market customer in the table above for 2013 and 2014 have been reclassified to conform to the 2015 presentation.

Suppliers

For the year ended December 31, 2015, our top 25 suppliers accounted for approximately 74% of our purchase dollars. We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements because we believe that we have good relationships with our suppliers and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 700 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales, as measured in terms of tonnage, in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2015, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to an increase of $90.1 million.

	Additions	Retirements or Sales	Net
	(In millions)
2015	$22.3	$9.1	$13.2
2014	21.6	6.3	15.3
2013	20.2	13.5	6.7
2012	40.8	18.0	22.8
2011	47.0	14.9	32.1

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $20 million for 2016. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2015, we employed approximately 3,200 persons in North America, 350 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Eight renewal contracts covering approximately 182 employees were successfully negotiated in 2015. We also were successful in negotiating the effects of the plant closure of our unionized facility in Etobicoke, Ontario, Canada in 2015. Three contracts covering 66 employees are currently scheduled to expire in 2016.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, we received correspondence from the EPA stating that its initial Remedial Investigation and Feasibility Study will be completed in “early 2016,” a Proposed Plan for the site should be released in April 2016, and a final cleanup decision for the site should be published in the Record of Decision by December 31, 2016. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Excluding any potential additional remediation costs resulting from any corrective action for the properties described above, we expect spending for pollution control projects to remain at historical levels below $500,000 per year.

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

Intellectual Property

We own several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and vigorously defend these rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole. The $570 million outstanding under the 9% Senior Secured Notes due 2017 (the “2017 Notes”) is secured by our intellectual property.

Foreign Operations

Our foreign operations as a percentage of total sales for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
Foreign Location	2015	2014	2013
Canada	8%	8%	9%
China	4	4	4
Mexico	< 1	< 1	< 1
Brazil	< 1	< 1	< 1

Our foreign assets as a percentage of consolidated assets at December 31, 2015, 2014, and 2013 were as follows:

	At December 31,
Foreign Location	2015	2014	2013
Canada	10%	9%	10%
China	5	5	5
Mexico	1	1	< 1
Brazil	< 1	< 1	< 1

See Note 14 “Segment Information” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on U.S. and foreign revenues and long-lived assets.

Ryerson Canada

Ryerson Canada, an indirect wholly-owned Canadian subsidiary of Ryerson Holding, is a metals service center and processor. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Burlington (ON) (includes Canadian headquarters), Vaudreuil (QC) and Saskatoon (SK), Canada.

Ryerson China

In 2006, Ryerson Inc., formerly the direct subsidiary of Ryerson Holding, and VSC and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. We increased ownership of Ryerson China from 40% to 80% in the fourth quarter of 2008 for a total purchase cost of $18.5 million. We consolidated the operations of Ryerson China as of October 31, 2008. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China for $17.5 million. As a result, Ryerson China is now an indirect wholly owned subsidiary of Ryerson. Ryerson China is based in Kunshan and operates six processing and service centers in Guangzhou, Dongguan, Kunshan and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, operates as a metals service center and processor. Ryerson Holding formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has service centers in Monterrey, Tijuana, and Hermosillo.

Brazil

In February 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. As of such date, we, through Açofran, lease one service center in São Paulo, Brazil.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Ryerson Holding Corporation, 227 W. Monroe St., 27th Floor, Chicago, Illinois 60606.

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

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by calculating the fair value of a reporting unit using a combination of an income approach based on discounted future cash flows and a market approach at the date of valuation. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products, could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

A substantial decline in the value of our available-for-sale security may result in additional “other than temporary” impairment charges.

We recognized an other-than-temporary impairment charge of $12.3 million in the first quarter of 2015 related to our investment in one available-for-sale security. This investment has continued to decline in value and has unrealized losses of $2.9 million as of December 31, 2015. We may be required to record additional impairment charges on our investment if further declines in value are considered other-than-temporary. Such other-than-temporary impairment charges would adversely affect our earnings. Considerations used to determine other-than-temporary impairment status to investment securities available-for-sale include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

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

The economic downturn within the metals industry has reduced metals prices. Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income and net income.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2015, customer demands for lower prices and our competitors’ responses to those demands result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Metal prices may further decline in 2016, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.0 billion revolving credit facility (the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2015, our total indebtedness was approximately $1,034.5 million and we had approximately $185 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our outstanding notes and our other indebtedness;
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;
•	limit our ability to use our cash flow for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to our less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. As of December 31, 2015, total credit availability was $185 million.

Additionally, subject to certain exceptions, the indentures governing the outstanding notes restrict JT Ryerson’s ability to pay Ryerson Holding dividends to the extent of 50% of future net income, once prior losses are offset. Future net income is defined in the indenture governing the notes as net income adjusted for, among other things, the inclusion of dividends from joint ventures actually received in cash by JT Ryerson, and the exclusion of: (i) all extraordinary gains or losses; (ii) a certain portion of net income allocable to minority interest in unconsolidated persons or investments in unrestricted subsidiaries; (iii) gains or losses in respect of any asset sale on an after tax basis; (iv) the net income from any disposed or discontinued operations or any net gains or losses on disposed or discontinued operations, on an after-tax basis; (v) any gain or loss realized as a result of the cumulative effect of a change in accounting principles; (vi) any fees and expenses paid in connection with the issuance of the notes; (vii) non-cash compensation expense incurred with any issuance of equity interest to an employee; and (viii) any net after-tax gains or losses attributable to the early extinguishment of debt. Our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in the Ryerson Credit Facility and the indentures governing the notes. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with financial covenants that are contained in the Ryerson Credit Facility or that may be contained in any future indebtedness. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

We may not be able to refinance our 2017 Notes and 2018 Notes on acceptable terms, or at all.

As of December 31, 2015, we had $569.9 million outstanding principal of our 2017 Notes and $170.4 million outstanding principal of our 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”). Our ability to refinance, restructure, extend the maturities of or otherwise enter into transactions to satisfy our obligations under our 2017 Notes and 2018 Notes will be affected by various factors existing at the relevant time, such as the state of the capital markets, our financial condition, the terms of our debt agreements that may restrict us from pursuing certain refinancing transactions, and business, economic and other factors, many of which we cannot control. In order to refinance the 2017 Notes and 2018 Notes, we may be required to reduce or delay investments, capital expenditures or potentially accretive acquisitions, to sell assets or issue equity or equity rights to raise funds, or to borrow more funds, which could have an adverse effect on our financial condition, liquidity or business operations.

We may not be able to accomplish a refinancing of the 2017 Notes or 2018 Notes on terms as favorable as the current terms of the 2017 Notes or 2018 Notes, on other terms acceptable to us, or at all. If we are unable to fulfill our payment or other obligations on the 2017 Notes or 2018 Notes, defaults under, or acceleration of, our other existing debt may occur. If we are unable to accomplish a refinancing of the 2017 Notes and 2018 Notes, we may be forced to consider alternative options. For additional information about the 2017 Notes and 2018 Notes, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Debt—2017 and 2018 Notes” and the notes to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2015, we had approximately $272.2 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $185 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $3.8 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2015, we employed approximately 3,200 persons in North America, 350 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Eight renewal contracts covering approximately 182 employees were successfully negotiated in 2015.  We also were successful in negotiating the effects of the plant closure of our unionized facility in Etobicoke, Ontario, Canada in 2015. Three contracts covering 66 employees are currently scheduled to expire in 2016.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2015, our pension plan had an unfunded liability of $238 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2015 was $82 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

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

We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team such as our CEO, Edward J. Lehner, could adversely affect our business and possibly prevent us from improving our operational, financial and information management systems and controls. In the future, we may need to retain and hire additional qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel. Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified employees each year.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2015, our top 25 suppliers represented approximately 74% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs related to environmental, health and safety laws.

Our operations are subject to increasingly stringent environmental, health and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of regulated materials and the investigation and remediation of contaminated soil, surface water and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers. In October 2011, the EPA named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer.

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

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include software programs that are integral to the efficient operation of our business. We have established security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures; however, there can be no guarantee that such systems, measures, controls and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2015, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 82 operational facilities, including 6 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 48% of these facilities are leased. The lease terms expire at various times through 2025. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR	Owned
Little Rock, AR	Owned/Vacated
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased/Vacated
Wilmington, DE	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Norcross, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA	Leased
Marshalltown, IA	Owned
Boise, ID	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL(2)	Leased
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Jenison, MI	Owned/Vacated
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned

Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Charlotte, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Streetsboro, OH	Leased
Strongsville, OH	Owned
Warren, OH	Leased
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Owned
Cooper, TX	Leased
Dallas, TX	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX(2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson Holding, has 10 operational facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Four facilities are leased. The lease terms expire at various times through 2025.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Burlington, ON (includes Canadian Headquarters)	Leased
Laval, QC	Leased/Vacated
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

Operations in China

Ryerson China, an indirect wholly owned subsidiary of Ryerson Holding, has six service and processing centers in China, at Guangzhou, Dongguan, Kunshan and Tianjin, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own three buildings in China and have purchased the related land use rights. The remainder of our facilities are leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, has three facilities in Mexico. We have service centers in Monterrey, Tijuana, and Hermosillo, all of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

Operations in Brazil

On February 17, 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. We, through Açofran, lease one service center in São Paulo, Brazil. The facility is in good condition and is adequate for its existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

Information concerning our legal proceedings is set forth in Note 12, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of February 29, 2016:

Edward J. Lehner, 50, has been our President and Chief Executive Officer since June 2015. Previously, he had served as our Executive Vice President and Chief Financial Officer since August 2012.  Prior to joining the Company, he served as chief financial officer and chief administrative officer for PSC Metals, Inc. from 2009 to 2012. PSC Metals is a North American ferrous and non-ferrous scrap processor. Mr. Lehner earned a bachelor’s degree in accounting from the University of Cincinnati.

Erich S. Schnaufer, 48, has been our Chief Financial Officer since January 2016. From August 2015 until that time, he had served as our Interim Chief Financial Officer & Chief Accounting Officer.  Previously, he had served the Company as its Interim Chief Financial Officer, Controller & Chief Accounting Officer from June 2015 until August 2015, and as its Controller and Chief Accounting Officer from 2007 until June 2015.  Mr. Schnaufer received a bachelor's degree in accounting from the University of Illinois and an MBA from DePaul University.

Michael J. Burbach, 55, has been our President, North-West Region since October 2013.  Prior to that time he had served the Company as its President, Midwest Region since 2007.  Mr. Burbach began his metals career as an inside sales representative at Vincent Metals in 1984 and has held procurement, sales and product management roles in the metals industry as well as roles in operations and senior management.  Mr. Burbach received his Bachelor of Science degree from the University of Wisconsin-La Crosse.

Roger W. Lindsay, 59, is our Chief Human Resources Officer, a position he has held since August 2013. From August 2013 until June 2015 he also served as our President, Canada Region. Previously, Mr. Lindsay served the Company as its Senior Vice President, Human Resources from October 2011 until August 2013. Prior to joining the Company, Mr. Lindsay was president of rail and Latin America for The Timken Company from 2010 until October 2011. He holds a bachelor’s degree in economics and sociology from the University of Southampton and a master’s degree in management from the Massachusetts Institute of Technology.

Kevin D. Richardson, 54, has been our President, South-East Region since October 2007.  Mr. Richardson started his metals career in 1985 and held a series of commercial and sales management roles before being named a Vice President of the Company in 2000. Mr. Richardson received a bachelor’s degree in business management and economics from North Carolina State University and an MBA from Case Western Reserve University.

Mark S. Silver, 45, has served as our Executive Vice President, General Counsel & Secretary since February 2016.  Previously, he had served as our Vice President, Managing Counsel & Secretary from December 2014 until February 2016 and as our Vice President & Managing Counsel from January 2013 until December 2014.  Prior to his time at the Company, from 2006 until 2012, Mr. Silver served as Vice President and Assistant General Counsel of Sara Lee Corporation, a consumer goods company. Mr. Silver earned a bachelor’s degree in political science from the University of Illinois and a juris doctor from Harvard University.

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

	2015		2014
	High	Low	High	Low
First Quarter	$10.13	$5.24	$—	$—
Second Quarter	9.55	5.30	—	—
Third Quarter (1)	9.61	4.96	14.28	10.01
Fourth Quarter	6.99	3.93	13.56	9.00

(1) The third quarter 2014 represents the period from August 13, 2014, the date of our IPO, through September 30, 2014, the end of the quarter.

On February 29, 2016, the closing price of our common stock on the NYSE was $3.70 per share.

Holders

As of February 29, 2016, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from August 13, 2014 to December 31, 2015. As of December 31, 2015 the Peer Group consisted of Reliance Steel & Aluminum Co., and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; A.M. Castle & Co. which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 17 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2015

	8/13/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Ryerson Holding	$100	$124.27	$96.41	$61.84	$88.35	$50.97	$45.34
S&P 500	$100	$102.06	$106.89	$107.38	$107.13	$99.75	$106.15
Peer Group	$100	$100.10	$86.39	$83.10	$82.90	$73.23	$77.14

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2013, 2014 and 2015 and the summary historical balance sheet data as of December 31, 2014 and 2015 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the years ended December 31, 2011 and 2012 and the summary historical balance sheet data as of December 31, 2011, 2012, and 2013 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Holding Corporation and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton and per share data)

	Year Ended December 31,
	2011	2012	2013	2014	2015
Statements of Operations Data:
Net sales	$4,729.8	$4,024.7	$3,460.3	$3,622.2	$3,167.2
Cost of materials sold	4,071.0	3,315.1	2,843.7	3,028.4	2,599.5
Gross profit	658.8	709.6	616.6	593.8	567.7
Warehousing, delivery, selling, general and administrative (1)	539.7	508.9	480.1	509.2	450.8
Gain on sale of assets	—	—	—	(1.8)	(1.9)
Restructuring and other charges	11.1	1.1	1.9	—	2.5
Impairment charges on assets	9.3	1.0	10.0	—	7.7
Pension and other postretirement benefits curtailment gain	—	(1.7)	—	—	—
Operating profit	98.7	200.3	124.6	86.4	108.6
Other income and (expense), net (2)	4.6	(33.5)	(0.2)	(5.9)	(10.4)
Interest and other expense on debt (3)	(123.1)	(126.5)	(110.5)	(107.4)	(96.3)
Income (loss) before income taxes	(19.8)	40.3	13.9	(26.9)	1.9
Provision (benefit) for income taxes (4)	(11.0)	(5.5)	(112.3)	(0.7)	3.7
Net income (loss)	(8.8)	45.8	126.2	(26.2)	(1.8)
Less: Net loss attributable to noncontrolling interest	(0.7)	(1.3)	(1.1)	(0.5)	(1.3)
Net income (loss) attributable to Ryerson Holding Corporation	$(8.1)	$47.1	$127.3	$(25.7)	$(0.5)
Earnings (loss) per share of common stock:
Basic earnings (loss) per share	$(0.38)	$2.22	$5.99	$(1.01)	$(0.02)
Diluted earnings (loss) per share	$(0.38)	$2.22	$5.99	$(1.01)	$(0.02)
Weighted average shares outstanding — Basic	21.3	21.3	21.3	25.4	32.1
Weighted average shares outstanding — Diluted	21.3	21.3	21.3	25.4	32.1
Balance Sheet Data (at period end):
Cash and cash equivalents	$61.7	$71.2	$74.4	$60.0	$63.2
Restricted cash	5.3	3.9	1.8	2.0	1.2
Working capital	939.1	920.3	900.9	846.0	643.0
Property, plant and equipment, net	479.7	474.7	444.1	428.2	400.3
Total assets	2,021.1	1,915.5	1,856.8	1,872.6	1,556.2
Long-term debt, including current maturities	1,316.2	1,305.4	1,294.8	1,259.1	1,034.5
Total equity (deficit)	(267.6)	(291.5)	(107.7)	(124.5)	(140.9)
Other Financial Data:
Cash flows provided by (used in) operations	$54.5	$186.5	$48.1	$(73.3)	$259.1
Cash flows used in investing activities	(115.0)	(35.3)	(13.5)	(34.0)	(18.0)
Cash flows provided by (used in) financing activities	57.9	(143.4)	(26.6)	100.5	(232.2)
Capital expenditures	47.0	40.8	20.2	21.6	22.3
Depreciation and amortization	43.0	47.0	46.6	45.6	43.7
Volume and Per Ton Data:
Tons shipped (000)	2,433	2,149	2,038	2,024	1,897
Average selling price per ton	$1,944	$1,873	$1,698	$1,790	$1,670
Gross profit per ton	271	330	302	293	299
Operating expenses per ton	230	237	241	250	242
Operating profit per ton	41	93	61	43	57

(1)	The year ended December 31, 2014 includes $32.7 million of one-time IPO-related expenses.

(2)

The year ended December 31, 2011 includes a $5.8 million gain on bargain purchase related to our Singer Steel Company (“Singer”) acquisition. The year ended December 31, 2012 includes a $32.8 million loss on the retirement of debt related to the redemption of our Floating Rate Senior Secured Notes due November 1, 2014, the 12% Senior Secured Notes due November 1, 2015, and the 14 1⁄2% Senior Discount Notes due 2015. The year ended December 31, 2014 includes $11.2 million of expense related to the premium paid to redeem $99.5 million of 2018 Notes. The year ended December 31, 2015 includes an other-than-temporary impairment charge of $12.3 million in the first quarter of 2015 related to our investment in one available-for-sale security and a $0.3 million gain on the retirement of debt related to the purchases of a portion of our 2017 Notes and 2018 Notes.

(3)

The year ended December 31, 2011 includes a $1.1 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on March 14, 2011. The year ended December 31, 2015 includes a $2.9 million write off of debt issuance costs associated with our prior credit facility upon entering into a new revolving credit facility on July 24, 2015.

(4)

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

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc., formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson, which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock.

Ryerson conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran, together with their subsidiaries (including Ryerson Inc. prior to its dissolution through merger), are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors LLC (“Platinum Advisors”), and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million was paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our then existing $1.35 billion revolving credit facility (the “Old Credit Facility”) as part of the funding of these transactions.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil and gas. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

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

Results of Operations

	Year Ended December 31, 2015	% of Net Sales	Year Ended December 31, 2014	% of Net Sales	Year Ended December 31, 2013	% of Net Sales
Net sales	$3,167.2	100.0%	$3,622.2	100.0%	$3,460.3	100.0%
Cost of materials sold	2,599.5	82.1	3,028.4	83.6	2,843.7	82.2
Gross profit	567.7	17.9	593.8	16.4	616.6	17.8
Warehousing, delivery, selling, general and administrative expenses	450.8	14.3	509.2	14.1	480.1	13.8
Gain on sale of assets	(1.9)	(0.1)	(1.8)	(0.1)	—	—
Restructuring and other charges	2.5	0.1	—	—	1.9	0.1
Impairment charges on assets	7.7	0.2	—	—	—	—
Operating profit	108.6	3.4	86.4	2.4	124.6	3.6
Other expenses	(106.7)	(3.3)	(113.3)	(3.1)	(110.7)	(3.2)
Income (loss) before income taxes	1.9	0.1	(26.9)	(0.7)	13.9	0.4
Provision (benefit) for income taxes	3.7	0.2	(0.7)	—	(112.3)	(3.2)
Net income (loss)	(1.8)	(0.1)	(26.2)	(0.7)	126.2	3.6
Less: Net loss attributable to noncontrolling interest	(1.3)	(0.1)	(0.5)	—	(1.1)	(0.1)
Net income (loss) attributable to Ryerson Holding Corporation	$(0.5)	—	$(25.7)	(0.7)%	$127.3	3.7%
Basic and diluted earnings (loss) per share	$(0.02)		$(1.01)		$5.99

Comparison of the year ended December 31, 2015 with the year ended December 31, 2014

Net Sales

Net sales decreased 12.6% to $3.2 billion in 2015 as compared to $3.6 billion in 2014. Average selling price decreased 6.7% while tons sold decreased 6.3% reflecting weaker economic conditions in the metals market in 2015 compared to 2014. The average selling price per ton decreased in 2015 to $1,670 from $1,790 in 2014. Average selling prices per ton decreased for all of our product lines in 2015 with the largest decrease in our stainless steel plate, carbon steel flat and stainless steel flat product lines. Tons sold in 2015 decreased for most of our product lines, with the largest decrease in our carbon steel long, stainless steel long and carbon plate product lines, partially offset by increased tons sold for our aluminum plate product line. Tons sold per ship day were 7,528 in 2015 as compared to 8,032 in 2014.

Cost of Materials Sold

Cost of materials sold decreased 14.2% to $2.6 billion in 2015 compared to $3.0 billion in 2014. The decrease in cost of materials sold in 2015 compared to 2014 was primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,371 in 2015 from $1,497 in 2014. The average cost of materials sold for our stainless steel plate, carbon steel flat and carbon steel plate product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2015, LIFO income was $97 million related to decreases in pricing for all product lines. As a result of falling average selling prices, LIFO income in 2015 was partially offset by a $38 million charge to record inventory at the lower of cost or market. During 2014, LIFO expense was $42 million related to increases in pricing for all product lines. In 2015, we also recorded a credit to cost of materials sold of $4 million related to the settlement of litigation regarding the price of materials that we were charged.

Gross Profit

Gross profit as a percentage of sales increased to 17.9% in 2015 compared to 16.4% in 2014 due to, among other things, a decrease in cost of materials sold, as discussed above. Gross profit decreased 4.4% to $567.7 million in 2015 as compared to $593.8 million in 2014.

Operating Expenses

Operating expenses as a percentage of sales increased to 14.5% in 2015 from 14.0% in 2014. Operating expenses in 2015 were $459.1 million, a decrease of $48.3 million from $507.4 million in 2014 primarily due to the following reasons:

•

a $25.0 million charge in 2014 to terminate the advisory service agreement with Platinum Advisors in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 13, “Related Parties” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K,

•	transaction-related compensation expense of $7.7 million associated with the initial public offering in 2014,
•	lower incentive compensation expense of $16.1 million, and
•	lower delivery expense of $6.9 million due to lower volume.

These changes were partially offset by:

•	impairment charges on assets of $7.7 million in 2015, primarily due to fixed asset impairments, and
•	a restructuring charge of $2.5 million in 2015.

On a per ton basis, operating expenses decreased to $242 per ton in 2015 from $250 per ton in 2014.

Operating Profit

As a result of the factors above, in 2015 we reported an operating profit of $108.6 million, or 3.4% of sales, compared to an operating profit of $86.4 million, or 2.4% of sales, in 2014.

Other Expenses

Interest and other expense on debt decreased to $96.3 million in 2015 from $107.4 million in 2014 primarily due to a lower principal amount outstanding of our 9.0% Senior Notes due 2017 (the “2017 Notes”) and the 2018 Notes after the redemption of $99.5 million of the 2018 Notes in September of 2014 and the purchases of $30.1 million of the 2018 Notes as well as the purchases of $30.1 million of the 2017 Notes in 2015. Partially offsetting the reduction in debt was a $2.9 million charge in 2015 to write-off a portion of the issuance costs associated with the Company’s old revolving credit facility agreement upon entering into a new revolving credit facility agreement. Other income and (expense), net was expense of $10.4 million in 2015 compared to expense of $5.9 million in 2014. The year 2015 net expense is primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, partially offset by foreign currency gains of $1.5 million. The year 2014 net expense was primarily related to a $11.2 million loss on the early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $5.3 million of foreign currency gains.

Provision for Income Taxes

The Company recorded an income tax expense of $3.7 million in 2015 compared to an income tax benefit of $0.7 million in 2014. The $3.7 million income tax expense in 2015 results predominantly from tax expense on earnings in the U.S. and the inability to benefit losses in our foreign subsidiaries due to valuation allowances. The $0.7 million income tax benefit in 2014 results from a tax benefit in the U.S. and the impact of certain initial public offering related transactions that are recognized differently for U.S. tax purposes, offset by tax expense in foreign subsidiaries.

Noncontrolling Interest

Ryerson China’s and Açofran’s results of operations was a loss in 2015 and 2014. The portion of the loss attributable to the noncontrolling interest in Ryerson China and Açofran was $1.3 million for 2015 and $0.5 million for 2014.

Earnings Per Share

Basic and diluted earnings (loss) per share was a loss of $0.02 in 2015 and a loss of $1.01 in 2014. The changes in earnings (loss) per share are due to the results of operations discussed above as well as an increase of 6.7 million in average shares outstanding in 2015 compared to 2014 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

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

Operating Expenses

Operating expenses as a percentage of sales decreased to 14.0% in 2014 from 14.2% in 2013. Operating expenses in 2014 increased $15.4 million from $492.0 million in 2013 primarily due to the following reasons:

•

a $25.0 million charge to terminate the advisory service agreement with Platinum Advisors in connection with the completion of our initial public offering on August 13, 2014, which is described in Note 13, “Related Parties” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K,

•	we also recognized $7.7 million of transaction-related compensation expense associated with the initial public offering, and
•	higher incentive compensation expense of $14.5 million.

These changes were partially offset by:

•	impairment charges on assets of $10.0 million in 2013, primarily due to a goodwill impairment charge of $6.8 million related to one of our reporting units,
•	lower salaries and wages of $7.1 million resulting from lower employment levels in 2014 and lower benefit costs of $6.7 million primarily due to lower net periodic benefit cost for pensions in 2014,
•	lower reorganization expense in 2014 of $4.7 million,
•	a restructuring charge of $1.9 million in 2013, and
•	a gain on sale of assets of $1.8 million in 2014.

On a per ton basis, operating expenses increased to $250 per ton in 2014 from $241 per ton in 2013.

Operating Profit

As a result of the factors above, in 2014 we reported an operating profit of $86.4 million, or 2.4% of sales, compared to an operating profit of $124.6 million, or 3.6% of sales, in 2013.

Other Expenses

Interest and other expense on debt decreased to $107.4 million in 2014 from $110.5 million in 2013 primarily due to a lower level of debt outstanding in 2014 after we used a portion of the proceeds from our initial public offering to redeem $99.5 million principal amount of the 2018 Notes in September of 2014. Other income and (expense), net was expense of $5.9 million in 2014 compared to expense of $0.2 million in 2013. The year 2014 net expense was primarily related to a $11.2 million loss on the early redemption premium on the redemption of the $99.5 million principal amount of the 2018 Notes, partially offset by $5.3 million of foreign currency gains.

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

Earnings Per Share

Basic and diluted earnings (loss) per share was a loss of $1.01 in 2014 and earnings of $5.99 in 2013. The changes in earnings (loss) per share are due to the results of operations discussed above as well as an increase of 4.1 million in average shares outstanding in 2014 compared to 2013 after the issuance of 11.0 million shares of common stock in an initial public offering on August 8, 2014.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.0 billion revolving credit facility (the “Ryerson Credit Facility”) that matures on the earlier of (a) July 24, 2020 and (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$259.1	$(73.3)	$48.1
Net cash used in investing activities	(18.0)	(34.0)	(13.5)
Net cash provided by (used in) financing activities	(232.2)	100.5	(26.6)
Effect of exchange rates on cash	(5.7)	(7.6)	(4.8)
Net increase (decrease) in cash and cash equivalents	$3.2	$(14.4)	$3.2

The Company had cash and cash equivalents at December 31, 2015 of $63.2 million, compared to $60.0 million at December 31, 2014 and $74.4 million at December 31, 2013. The Company had $1,035 million, $1,259 million and $1,295 million of total debt outstanding, a debt-to-capitalization ratio of 116%, 111% and 109% and $185 million, $245 million and $234 million available under the revolving credit facility at December 31, 2015, 2014 and 2013, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility, the Old Credit Facility, and foreign debt facilities) of $273 million, $328 million and $351 million at December 31, 2015, 2014 and 2013, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$63	$60	$74
Marketable securities	2	11	21
Availability under Ryerson Credit Facility and foreign debt facilities	208	257	256
Total liquidity	$273	$328	$351

Of the total cash and cash equivalents as of December 31, 2015, $57 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although the Company has historically satisfied needs for more capital in the U.S. through debt or equity issuances, it could elect to repatriate funds held in foreign jurisdictions which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

During the year ended December 31, 2015, net cash provided by operating activities was $259.1 million. During the year ended December 31, 2014, net cash used in operating activities was $73.3 million. During the year ended December 31, 2013, net cash provided by operating activities was $48.1 million. Net income (loss) was a loss of $1.8 million and $26.2 million in 2015 and 2014, respectively, and income of $126.2 million in 2013. Cash provided by operating activities of $259.1 million during the year ended December 31, 2015 was primarily due to a decrease in inventory of $178.1 million as we reduced inventory as metal prices weakened during the year. In addition, accounts receivable declined $88.0 million reflecting lower average selling prices and tons sold in 2015, non-cash depreciation and amortization expense was $43.7 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $42.5 million and lower accrued liabilities of $20.0 million primarily due to a lower accrual for incentive compensation in 2015. Cash used in operating activities of $73.3 million during the year ended December 31, 2014 was primarily the result of pension contributions of $55.4 million, the net loss in 2014 of $26.2 million, a decrease in accounts payable of $22.4 million and an increase in accounts receivable of $19.5 million reflecting higher sales in 2014, partially offset by non-cash depreciation and amortization expense of $45.6 million. Cash provided by operating activities of $48.1 million during the year ended December 31, 2013 was primarily the result of the $126.2 million of net income in 2013, non-cash depreciation and amortization expense of $46.6 million, an increase in accounts payable of $15.7 million, non-cash impairment charges on assets of $10.0 million and a decrease in accounts receivable of $9.9 million reflecting lower sales in 2013, partially offset by the non-cash reduction in the valuation allowance recorded against deferred tax assets of $124.2 million and pension contributions of $48.0 million.

Net cash used in investing activities was $18.0 million, $34.0 million and $13.5 million in 2015, 2014 and 2013, respectively. Capital expenditures for the years ended December 31, 2015, 2014 and 2013, were $22.3 million, $21.6 million and $20.2 million, respectively. On August 3, 2015, the Company paid $7.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Southern Tool Steel, Inc. On December 31, 2014, the Company paid $20.1 million to acquire all of the issued and outstanding capital stock of Fay Industries, Inc. and the membership interests of Fay Group, Ltd. In 2015, the Company paid an additional $1.1 million in deferred consideration owed to the sellers of Fay Industries, Inc. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $10.4 million, $7.3 million and $4.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in financing activities was $232.2 million for the year ended December 31, 2015. In 2015, net cash used in financing activities was primarily related to the purchases of $30.1 million principal amount of the 2017 Notes repurchased for $29.4 million and the purchases of $30.1 million principal amount of the 2018 Notes repurchased for $30.5 million, and $164.4 million of repayments of credit facility borrowings with cash provided by operations discussed above. Net cash provided by financing activities was $100.5 million for the year ended December 31, 2014. In 2014, we received $112.4 million in proceeds from the issuance of stock in an initial public offering and used $110.7 million of the proceeds to redeem $99.5 million principal amount of our 2018 Notes and pay a $11.2 million redemption premium. In addition, credit facility borrowings in 2014 increased $63.8 million primarily to fund cash used in operating activities as well as capital expenditures and book overdrafts increased $36.0 million. Net cash used in financing activities was $26.6 million for the year ended December 31, 2013. In 2013, credit facility borrowings decreased $10.6 million, we paid $6.6 million to purchase 50,000 shares of our common stock and we paid $3.7 million in fees to amend our credit facility. We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt at December 31, 2015 decreased $224.6 million to $1,034.5 million from $1,259.1 million at December 31, 2014 as a result of net cash provided by operating activities.

Total debt outstanding as of December 31, 2015 consisted of the following amounts: $272.2 million borrowing under the Ryerson Credit Facility, $569.9 million under the 2017 Notes, $170.4 million under the 2018 Notes, and $22.0 million of foreign debt. Availability at December 31, 2015 under the Ryerson Credit Facility was $185 million and at December 31, 2014 was $245 million under the Old Credit Facility. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion Old Credit Facility and entered into its $1.0 billion Ryerson Credit Facility. Borrowings under the Ryerson Credit Facility were used to repay indebtedness under the Old Credit Facility. The Ryerson Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the refinancing, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At December 31, 2015, Ryerson had $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available under the Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings was 2.1 percent under the Ryerson Credit Facility at December 31, 2015 and 2.0 percent under the Old Credit Facility at December 31, 2014.

The total $1.0 billion revolving credit facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

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

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes became redeemable, in whole or in part, on October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net on the Consolidated Statements of Operations. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of December 31, 2015, $569.9 million and $170.4 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the year 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Consolidated Statements of Operations. During the year 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. Açofran’s total foreign borrowings were $0.2 million and zero at December 31, 2015 and December 31, 2014, respectively.

Availability under the foreign credit lines was $23 million and $12 million at December 31, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at December 31, 2015 and 2014.

Pension Funding

The Company made contributions of $42.5 million in 2015, $55.4 million in 2014 and $48.0 million in 2013 to improve the Company’s pension plans funded status. At December 31, 2015, as reflected in Note 11 to the Consolidated Financial Statements, pension liabilities exceeded plan assets by $238 million. The Company anticipates that it will have a minimum required pension contribution of approximately $22 million in 2016 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2016.

Income Tax Payments

The Company made income tax payments of $3.2 million, $1.6 million and $1.2 million in 2015, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $19 million as of December 31, 2015. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations(1)(2)	(In millions)
2017 Notes	$570	$—	$570	$—	$—
2018 Notes	170	—	170	—	—
Ryerson Credit Facility	272	—	272	—	—
Foreign Debt	22	22	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility(3)	155	76	79	—	—
Purchase Obligations(4)	26	25	1	—	—
Operating Leases	98	25	35	21	17
Pension Withdrawal Liability	1	—	—	—	1
Capital Leases	15	5	7	3	—
Total	$1,329	$153	$1,134	$24	$18

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
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

Capital Expenditures

Capital expenditures during 2015, 2014 and 2013 totaled $22.3 million, $21.6 million and $20.2 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $20 million in 2016. The spending includes maintenance expenditures and improvements to maintain, upgrade, and add to the Company’s North American processing capabilities.

Restructuring

2015

In 2015, the Company recorded a charge of $2.2 million for employee costs related to expense reduction actions taken in the fourth quarter of 2015. The charge consists primarily of severance costs for 140 employees in addition to $0.2 million of non-cash pensions and other post-retirement benefit costs. During 2015, the Company paid $0.8 million in costs related to this expense reduction initiative. The remaining employee-related costs of $1.2 million are expected to be paid in 2016.

In 2015, the Company also recorded a $0.3 million charge to increase the reserve for tenancy-related costs for a facility closed in 2013. During 2015, the Company paid $0.4 million in tenancy costs related to this facility. The remaining $0.5 million of tenancy-related costs are expected to be paid through 2019.

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

Deferred Tax Amounts

At December 31, 2015, the Company had a net deferred tax asset of $22 million comprised primarily of a deferred tax asset of $95 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $30 million, $30 million of Alternative Minimum Tax (“AMT”) credit carryforwards and deferred tax assets of $89 million related to federal, local and foreign tax loss carryforwards, offset by a valuation allowance of $22 million and deferred tax liabilities of $88 million related to fixed assets and $121 million related to inventory.

The Company’s deferred tax assets include $67 million related to U.S. federal net operating loss (“NOL”) carryforwards, $10 million related to state NOL carryforwards and $12 million related to foreign NOL carryforwards, available at December 31, 2015.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. As of December 31, 2013, the Company had a valuation allowance of $23.1 million, a decrease of $124.2 million from the prior year. Of the $124.2 million decrease in 2013, $124.2 million was credited to the income tax provision and none was charged to other comprehensive income. As of December 31, 2014, the Company had a valuation allowance of $22.5 million, a decrease of $0.6 million from the prior year. Of the $0.6 million decrease in 2014, $0.6 million was credited to the income tax provision and none was charged to other comprehensive income. As of December 31, 2015, the Company had a valuation allowance of $22.5 million, unchanged from the prior year.

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

Inventory valuation: Our inventories are stated at the lower of cost or market. The valuation of our inventories at the lower of cost or market could be subject to certain estimates; however the measurement is primarily based on historical purchasing and sales information rather than forecasted metals pricing. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

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

Goodwill: We assess the recoverability of the carrying value of recorded goodwill annually in the fourth quarter of each year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. Factors that may be considered indicators of impairment include: deterioration in general economic conditions; declines in the market conditions of our products, including metals prices; a sustained significant decline in our share price and market capitalization; reduced future cash flow estimates; and slower growth rates in our industry, among others. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. An income approach based on discounted future cash flows requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. A market approach estimates fair value using market multiples of various financial measures of comparable public companies. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets.

Based on the impairment test performed on October 1, 2015, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 14.5% at October 1, 2015. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. The reporting unit’s fair value exceeded its carrying value by more than 25%. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

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

When calculating pension expense for 2015, we assumed the pension plans’ assets would generate a long-term rate of return of 7.40% for the U.S. plan, and between 5.75% and 6.00% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the U.S. pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2015 pension expense by approximately $3 million.

Future pension obligations for the U.S. plans were discounted using weighted average rates between 4.28% and 4.41% at December 31, 2015. Future pension obligations for the Canadian plans were discounted using weighted average rates between 3.51% and 3.87% at December 31, 2015. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2015 by approximately $49 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase (decrease) in assumed health care trend rates would increase (decrease) our total service and interest cost for the year ended December 31, 2015 by $0.2 million and $(0.2) million, respectively. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $4 million.

The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Note 12 in the Consolidated Financial Statements. We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Note 1 in the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $866 million at December 31, 2015 and $1,289 million at December 31, 2014 as compared with the carrying value of $1,035 million and $1,259 million at December 31, 2015 and 2014, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2015 by approximately $3.8 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.6 million outstanding at December 31, 2015 and an asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2015, the Company recognized a gain of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2015 would not have a material effect to the financial statements.

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

As of December 31, 2015, we had 177 tons of nickel futures or option contracts, 15,120 tons of hot roll coil swaps and 13,878 tons of aluminum price swaps outstanding with a net liability value $0.2, a liability value of $1.9 million and a net liability value of $1.1 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2015, the Company recognized a loss of $11.9 million associated with its metal commodity derivatives.

As of December 31, 2015, we had diesel fuel price swaps with respect to the purchase of 533,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2015, our diesel fuel hedges outstanding had a liability value of $0.3 million. For the year ended December 31, 2015, the Company recognized a loss of $0.4 million associated with its diesel fuel commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2015 would increase or decrease the fair value of the commodity derivative contracts by $2.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ryerson Holding Corporation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Holding Corporation

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the index to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Ryerson Holding Corporation

We have audited Ryerson Holding Corporation and Subsidiary Companies’ (“the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Chicago, Illinois
March 9, 2016

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,167.2	$3,622.2	$3,460.3
Cost of materials sold	2,599.5	3,028.4	2,843.7
Gross profit	567.7	593.8	616.6
Warehousing, delivery, selling, general and administrative	450.8	509.2	480.1
Gain on sale of assets	(1.9)	(1.8)	—
Restructuring and other charges	2.5	—	1.9
Impairment charges on assets	7.7	—	10.0
Operating profit	108.6	86.4	124.6
Other expense:
Other income and (expense), net	(10.4)	(5.9)	(0.2)
Interest and other expense on debt	(96.3)	(107.4)	(110.5)
Income (loss) before income taxes	1.9	(26.9)	13.9
Provision (benefit) for income taxes	3.7	(0.7)	(112.3)
Net income (loss)	(1.8)	(26.2)	126.2
Less: Net loss attributable to noncontrolling interest	(1.3)	(0.5)	(1.1)
Net income (loss) attributable to Ryerson Holding Corporation	$(0.5)	$(25.7)	$127.3
Basic and diluted earnings (loss) per share	$(0.02)	$(1.01)	$5.99

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(1.8)	$(26.2)	$126.2
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(12.9)	(16.3)	(12.9)
Loss on intra-entity foreign currency transactions	(8.6)	—	—
Unrealized loss on available-for-sale investment	(8.9)	(9.5)	—
Other-than-temporary impairment on available-for-sale investment	12.3	—	—
Changes in defined benefit pension and other post-retirement benefit plans	7.8	(130.3)	126.2
Other comprehensive income (loss), before tax	(10.3)	(156.1)	113.3
Income tax provision (benefit) related to items of other comprehensive income (loss)	5.8	(52.8)	49.5
Comprehensive income (loss), after tax	(17.9)	(129.5)	190.0
Less: comprehensive loss attributable to the noncontrolling interest	(1.8)	(0.6)	(1.2)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(16.1)	$(128.9)	$191.2

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(1.8)	$(26.2)	$126.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43.7	45.6	46.6
Stock-based compensation	0.7	—	—
Deferred income taxes	3.2	(3.5)	(112.7)
Provision for allowances, claims and doubtful accounts	2.3	0.7	(0.7)
Restructuring and other charges	2.5	—	1.9
Gain on sale of assets	(1.9)	(1.8)	—
Impairment charges on assets	7.7	—	10.0
Other-than-temporary impairment charge on available-for-sale investments	12.3	—	—
(Gain) Loss on retirement of debt	(0.3)	11.2	—
Other items	(0.2)	0.1	0.8
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	88.0	(19.5)	9.9
Inventories	178.1	(6.4)	4.4
Other assets	9.1	2.8	6.3
Accounts payable	(12.4)	(22.4)	15.7
Accrued liabilities	(20.0)	10.3	(3.8)
Accrued taxes payable/receivable	(1.7)	3.2	0.8
Deferred employee benefit costs	(50.2)	(67.4)	(57.3)
Net adjustments	260.9	(47.1)	(78.1)
Net cash provided by (used in) operating activities	259.1	(73.3)	48.1
Investing activities:
Acquisitions, net of cash acquired	(8.8)	(20.1)	—
(Increase) decrease in restricted cash	0.8	(0.2)	2.1
Capital expenditures	(22.3)	(21.6)	(20.2)
Proceeds from sale of property, plant and equipment	10.4	7.3	4.6
Proceeds from insurance settlement	0.6	0.6	—
Other investing activities	1.3	—	—
Net cash used in investing activities	(18.0)	(34.0)	(13.5)
Financing activities:
Net proceeds from issuance of common stock	—	112.4	—
Repayment of debt	(59.9)	(110.7)	—
Net proceeds/(repayments) of short-term borrowings	(164.4)	63.8	(10.6)
Long-term debt issuance costs	—	—	(0.9)
Credit facility issuance costs	(4.0)	—	(3.7)
Net increase (decrease) in book overdrafts	(3.5)	36.0	(4.4)
Principal payments on capital lease obligations	(2.1)	(1.0)	(0.4)
Proceeds from sale leaseback transactions	1.7	—	—
Acquisition of treasury stock	—	—	(6.6)
Net cash provided by (used in) financing activities	(232.2)	100.5	(26.6)
Net increase (decrease) in cash and cash equivalents	8.9	(6.8)	8.0
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(7.6)	(4.8)
Net change in cash and cash equivalents	3.2	(14.4)	3.2
Cash and cash equivalents—beginning of period	60.0	74.4	71.2
Cash and cash equivalents—end of period	$63.2	$60.0	$74.4
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$86.5	$100.3	$103.3
Income taxes, net	3.2	1.6	1.2
Noncash investing activities:
Asset additions under capital leases	$11.5	$5.1	$1.5

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$63.2	$60.0
Restricted cash (Note 4)	1.2	2.0
Receivables less provision for allowances, claims and doubtful accounts of $5.2 in 2015 and $5.3 in 2014	305.7	400.8
Inventories (Note 5)	555.8	738.9
Prepaid expenses and other current assets	32.8	39.7
Total current assets	958.7	1,241.4
Property, plant and equipment, net of accumulated depreciation (Note 6)	400.3	428.2
Deferred income taxes (Note 18)	31.8	27.4
Other intangible assets (Note 7)	46.2	50.9
Goodwill (Note 8)	103.2	102.7
Deferred charges and other assets	16.0	22.0
Total assets	$1,556.2	$1,872.6
Liabilities
Current liabilities:
Accounts payable	$206.3	$220.8
Accrued liabilities:
Salaries, wages and commissions	26.3	45.1
Interest on debt	15.6	17.1
Other accrued liabilities	36.4	34.8
Short-term debt (Note 10)	22.0	66.6
Current portion of deferred employee benefits	9.1	11.1
Total current liabilities	315.7	395.5
Long-term debt (Note 10)	1,012.5	1,192.5
Deferred employee benefits (Note 11)	327.7	385.2
Other noncurrent liabilities	41.1	22.9
Total liabilities	1,697.0	1,996.1
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest (Note 15)	0.1	1.0
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 32,312,200 shares issued at 2015; 100,000,000 shares authorized and 32,250,000 issued at 2014	0.3	0.3
Capital in excess of par value	302.6	302.0
Accumulated deficit	(130.9)	(130.4)
Treasury stock at cost – Common stock of 212,500 shares in 2015 and 2014	(6.6)	(6.6)
Accumulated other comprehensive loss	(307.0)	(291.4)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(141.6)	(126.1)
Noncontrolling interest	0.7	1.6
Total equity (deficit)	(140.9)	(124.5)
Total liabilities and equity	$1,556.2	$1,872.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For- Sale Investments	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2013	21,250	$0.2	—	$—	$189.7	$(232.0)	$(3.8)	$(251.6)	$3.3	$2.7	$(291.5)	$1.7
Net income (loss)	—	—	—	—	—	127.3	—	—	—	(0.9)	126.4	(0.2)
Foreign currency translation	—	—	—	—	—	—	(12.8)	—	—	0.1	(12.7)	(0.2)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $49.5	—	—	—	—	—	—	—	76.7	—	—	76.7	—
Acquisition of treasury stock	—	—	213	(6.6)	—	—	—	—	—	—	(6.6)	—
Balance at December 31, 2013	21,250	$0.2	213	$(6.6)	$189.7	$(104.7)	$(16.6)	$(174.9)	$3.3	$1.9	$(107.7)	$1.3
Net income (loss)	—	—	—	—	—	(25.7)	—	—	—	(0.3)	(26.0)	(0.2)
Issuance of common stock in connection with initial public offering	11,000	0.1	—	—	112.3	—	—	—	—	—	112.4	—
Foreign currency translation	—	—	—	—	—	—	(16.2)	—	—	—	(16.2)	(0.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $49.4	—	—	—	—	—	—	—	(80.9)	—	—	(80.9)	—
Unrealized loss on available-for-sale investment, net of tax of $3.4	—	—	—	—	—	—	—	—	(6.1)	—	(6.1)	—
Balance at December 31, 2014	32,250	$0.3	213	$(6.6)	$302.0	$(130.4)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(124.5)	$1.0
Net income (loss)	—	—	—	—	—	(0.5)	—	—	—	(0.7)	(1.2)	(0.6)
Foreign currency translation	—	—	—	—	—	—	(12.4)	—	—	(0.2)	(12.6)	(0.3)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(8.6)	—	—	—	(8.6)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.5	—	—	—	—	—	—	—	3.3	—	—	3.3	—
Unrealized loss on available-for-sale investment, net of tax of $3.4	—	—	—	—	—	—	—	—	(5.5)	—	(5.5)	—
Other-than-temporary impairment, net of tax of $4.7	—	—	—	—	—	—	—	—	7.6	—	7.6	—
Stock-based compensation expense	62	—	—	—	0.6	—	—	—	—	—	0.6	—
Balance at December 31, 2015	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$0.7	$(140.9)	$0.1

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc., formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 66% of our issued and outstanding common stock. Ryerson conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 100% ownership percentage, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries (including Ryerson Inc. prior to its dissolution through merger), are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering totaled $112.4 million, after deducting the underwriting discount and offering expenses, and were used to (i) redeem $99.5 million in aggregate principal amount of the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes”), (ii) pay Platinum Equity Advisors LLC (“Platinum Advisors”), and its affiliates $15.0 million of the $25.0 million owed as consideration for terminating the advisory services agreement between JT Ryerson and Platinum Advisors, an affiliate of Platinum (the remaining $10.0 million was paid in August 2015) and (iii) pay related transaction fees, expenses and debt redemption premiums in connection with the offering, which were approximately $11.2 million. We borrowed an additional $23.3 million under our then existing $1.35 billion revolving credit facility (the “Old Credit Facility”) as part of the funding of these transactions.

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

Reclassifications. Certain deferred tax balances have been reclassified to conform to the 2015 presentation in accordance with Accounting Standards Update (“ASU”) 2015-17, “Income Taxes, (Topic 740): Balance Sheet Classification of Deferred Taxes.”

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Other income and (expense), net” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2015, 2014 and 2013 totaled $0.2 million, $0.3 million, and $0.3 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $77.8 million, $84.5 million and $84.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $65.7 million and $69.1 million at December 31, 2015 and 2014, respectively.

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

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $3.3 million, $5.3 million, and $3.7 million of exchange gains for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which creates ASC 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”. The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. If the Company adopted this guidance as of December 31, 2015, the impact of the ASU would result in the reclassification of approximately $11 million of capitalized debt issuance costs from non-current deferred charges and other assets to long-term debt. We will adopt this guidance for our fiscal year beginning January 1, 2016.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The update removes the requirement within ASC 820 “Fair Value Measurement” to categorize investments for which the fair value is measured using the net asset value per share within the fair value hierarchy.  Disclosure of the fair value of the investments measured using the net asset value per share is still required in order to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the financial statements.  ASU 2015-07 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The ASU requires retrospective application and early adoption is permitted.  We adopted this guidance for our annual period ending December 31, 2015.  The guidance impacted our disclosures by removing the categorization of our pension investments valued using the net asset value per share from the fair value hierarchy.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.”  The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted.  We will adopt this guidance for our fiscal year beginning January 1, 2016.  The adoption of this guidance is not expected to have a material impact on our financial statements on prior acquisitions.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”  Current generally accepted accounting principles requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The amendment may be early adopted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted this guidance on a retrospective basis to the annual period ended December 31, 2014. This adoption resulted in the reclassification of $106.7 million of current deferred tax liabilities to noncurrent deferred tax assets.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The update is effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted.  We will adopt this guidance for our fiscal year beginning January 1, 2018.  We are still assessing the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases”. The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  We will adopt this guidance for our fiscal year beginning January 1, 2019.  We are still assessing the impact of adoption on our consolidated financial statements.

Note 2: Revision of Prior Period Consolidated Financial Statements

The Company identified an error related to the depreciation expense of property, plant and equipment associated with the acquisition of one of our foreign subsidiaries. The error resulted in the overstatement of depreciation expense and the understatement of net income. In addition, our property, plant and equipment, net of accumulated depreciation was understated and our accumulated deficit balance in equity was overstated.

The Company assessed the materiality of the accumulated depreciation error on its consolidated financial statements for the year ended December 31, 2015 in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”) and concluded that the impact of such adjustments would have been material to its consolidated financial statements had they been corrected in their entirety in 2015. The Company also concluded that, had the error been corrected within its consolidated financial statements for the years ended December 31, 2014 and 2013, the impact of the adjustment would not have been material to those periods.

Therefore, the cumulative error as of January 1, 2013 has been recorded as an opening adjustment of $2.4 million on the Consolidated Statements of Stockholders’ Equity.

The impact of the error on the Consolidated Statements of Stockholders’ Equity at December 31, 2012, 2013 and 2014 is as follows:

	Previously Reported	Adjustment	As Revised
	(In millions)
Changes to accumulated deficit
Balance at December 31, 2012	$(234.4)	$2.4	$(232.0)
Balance at December 31, 2013	(107.1)	2.4	(104.7)
Balance at December 31, 2014	(132.8)	2.4	(130.4)

Additionally, the impact of the error on the December 31, 2014 Consolidated Balance Sheet is as follows:

		December 31, 2014
	Previously Reported	Adjustment	As Revised
	(In millions)
Property, plant and equipment, net of accumulated depreciation	$425.8	$2.4	$428.2
Total assets	1,870.2	2.4	1,872.6
Accumulated deficit	(132.8)	2.4	(130.4)
Total equity (deficit)	(126.9)	2.4	(124.5)
Total liabilities and equity	1,870.2	2.4	1,872.6

The Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 have not been adjusted as the impact of the correction of the error on net income (loss) is not material to those consolidated financial statements and would not have changed their trend. Thus, the impact of those years was corrected in the Consolidated Statement of Operations for the year ended December 31, 2015. In considering whether the Company should amend its previously filed Form 10-K for 2013 and 2014, the Company’s evaluation of SAB 99 considered that the aggregate impact of the accumulated depreciation adjustment was not material to the Company’s income (loss) before income taxes and net income (loss), had no impact on operating cash flows, and had an insignificant impact on the Consolidated Balance Sheets. In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have changed by the correction of this item in the 2014 or 2013 consolidated financial statements in an amended Form 10-K. Accordingly, the correction of the error was made to the December 31, 2014 Consolidated Balance Sheet and the Consolidated Statement of Stockholders’ Equity as described above using the SAB 108 approach.

Note 3: Acquisitions

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

Note 4: Restricted Cash

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $1.1 million and $1.4 million as of December 31, 2015 and 2014, respectively. As part of one of our note indentures, proceeds from the sale of property, plant, and equipment are deposited in a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements. The balance in this account was zero and $0.6 million at December 31, 2015 and 2014, respectively. Certain of our derivative agreements require cash deposits until the derivative is settled. The amount of cash held related to derivative agreements was $0.1 million and zero at December 31, 2015 and 2014, respectively.

Note 5: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2015 and 2014 as follows:

	At December 31,
	2015	2014
	(In millions)
In process and finished products	$555.8	$738.9

If current cost had been used to value inventories, such inventories would have been $122 million lower and $25 million lower than reported at December 31, 2015 and 2014, respectively. Approximately 91% and 90% of inventories are accounted for under the LIFO method at December 31, 2015 and 2014, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. Due to the decline in metals prices we recorded a lower of cost or market charge of $37.9 million to cost of materials sold to reflect this lower value at December 31, 2015. There was no lower of cost or market charge recorded in 2014.

The Company has consignment inventory at certain customer locations, which totaled $9.9 million and $10.0 million at December 31, 2015 and 2014, respectively.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2015 and 2014:

	At December 31,
	2015	2014
	(In millions)
Land and land improvements	$90.8	$98.2
Buildings and leasehold improvements	190.8	195.9
Machinery, equipment and other	367.5	356.0
Construction in progress	5.4	4.4
Total	654.5	654.5
Less: Accumulated depreciation	(254.2)	(226.3)
Net property, plant and equipment	$400.3	$428.2

The Company recorded $7.5 million, zero, and $3.2 million of impairment charges in 2015, 2014 and 2013, respectively, related to fixed assets.  Of the $7.5 million of impairment charges recorded in 2015, $4.6 million related to certain assets that we determined did not have a recoverable carrying value based on projected undiscounted cash flows and $2.9 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The $3.2 million of impairment charges recorded in 2013 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell. The fair values of each property were determined based on appraisals obtained from a third party, pending sales contracts or recent listing agreements with third party brokerage firms. The Company recognized gains on the sale of assets classified as held for sale of $1.9 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The Company had $4.2 million and $2.5 million of assets held for sale, classified within “Prepaid expenses and other current assets” as of December 31, 2015 and 2014, respectively.

Note 7: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2015 and 2014:

	At December 31, 2015			At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Amortized intangible assets
Customer relationships	$51.6	$(21.6)	$30.0	$50.7	$(17.4)	$33.3
Developed technology / product know-how	1.9	(1.9)	—	1.9	(1.7)	0.2
Non-compete agreements	1.6	(1.3)	0.3	1.5	(1.1)	0.4
Trademarks	21.9	(6.2)	15.7	21.3	(4.6)	16.7
Licenses	0.5	(0.3)	0.2	0.5	(0.2)	0.3
Total intangible assets	$77.5	$(31.3)	$46.2	$75.9	$(25.0)	$50.9

Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 was $6.3 million, $5.8 million and $6.1 million, respectively. Included within the $6.3 million of amortization expense in 2015 is $0.2 million of impairment charges the Company recorded in accordance with FASB ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” as the carrying amount of certain intangible assets was not recoverable and the carrying amount exceeded fair value.

Intangible assets are amortized over a period between 2 and 20 years (weighted average of 13 years). Estimated amortization expense related to intangible assets at December 31, 2015, for each of the years in the five year period ending December 31, 2020 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2016	$5.4
For the year ended December 31, 2017	5.1
For the year ended December 31, 2018	4.9
For the year ended December 31, 2019	4.7
For the year ended December 31, 2020	4.4
For the years ended thereafter	21.7

Note 8: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2014	$99.9	$(8.3)	$91.6
Acquisitions	11.1	—	$11.1
Balance at December 31, 2014	$111.0	$(8.3)	$102.7
Acquisitions	1.8	—	1.8
Changes in purchase price allocation	(1.3)	—	(1.3)
Balance at December 31, 2015	$111.5	$(8.3)	$103.2

In 2015, the Company recognized $1.8 million of goodwill related to the Southern Tool acquisition, which will be deductible for income tax purposes. In 2015, the Company made $1.3 million of adjustments related to the Fay acquisition.

In 2014, the Company recognized $11.1 million of goodwill related to the Fay acquisition, which is not deductible for income tax purposes.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, 2015 annual goodwill impairment test, we determined there was no goodwill impairment in 2015.

Note 9: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2015, 2014 and 2013:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2013	$1.0	$—	$1.0
Restructuring charges	—	2.1	2.1
Reduction to reserve	(0.2)	—	(0.2)
Cash payments	(0.7)	(0.5)	(1.2)
Balance at December 31, 2013	$0.1	$1.6	$1.7
Reduction to reserve	—	(0.1)	(0.1)
Cash payments	(0.1)	(0.7)	(0.8)
Changes due to foreign currency translations	—	(0.1)	(0.1)
Balance at December 31, 2014	$—	$0.7	$0.7
Restructuring charges	2.2	0.3	2.5
Cash payments	(0.8)	(0.4)	(1.2)
Adjustments for pension and other post-retirement termination non-cash charges	(0.2)	—	(0.2)
Changes due to foreign currency translations	—	(0.1)	(0.1)
Balance at December 31, 2015	$1.2	$0.5	$1.7

2015

In 2015, the Company recorded a charge of $2.2 million for employee costs related to expense reduction actions taken in the fourth quarter of 2015. The charge consists primarily of severance costs for 140 employees in addition to $0.2 million of non-cash pensions and other post-retirement benefit costs. During 2015, the Company paid $0.8 million in costs related to this expense reduction initiative. The remaining employee-related costs of $1.2 million are expected to be paid in 2016.

In 2015, the Company also recorded a $0.3 million charge to increase the reserve for tenancy-related costs for a facility closed in 2013. During 2015, the Company paid $0.4 million in tenancy costs related to this facility. The remaining $0.5 million of tenancy-related costs are expected to be paid through 2019.

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

Note 10: Debt

Long-term debt consisted of the following at December 31, 2015 and 2014:

	At December 31,
	2015	2014
	(In millions)
Ryerson Credit Facility	$272.2	$435.0
9% Senior Secured Notes due 2017	569.9	600.0
11.25% Senior Notes due 2018	170.4	200.5
Foreign debt	22.0	23.6
Total debt	1,034.5	1,259.1
Less:
Short-term credit facility borrowings	—	43.0
Short-term foreign debt	22.0	23.6
Total long-term debt	$1,012.5	$1,192.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2016	$22.0
For the year ended December 31, 2017	842.1
For the year ended December 31, 2018	170.4
For the year ended December 31, 2019	—
For the year ended December 31, 2020	—
For the years ended thereafter	—

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement and entered into a new $1.0 billion revolving credit agreement (the “Ryerson Credit Facility”). Borrowings under the Ryerson Credit Facility were used to repay indebtedness under the Old Credit Facility. The Ryerson Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the Ryerson Credit Facility, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At December 31, 2015, Ryerson had $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available under the Ryerson Credit Facility compared to $435.0 million of outstanding borrowings, $20 million of letters of credit issued and $245 million available at December 31, 2014 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings was 2.1 percent under the Ryerson Credit Facility at December 31, 2015 and 2.0 percent under the Old Credit Facility at December 31, 2014.

The total $1.0 billion revolving credit facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

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

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes became redeemable, in whole or in part, on October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. Net proceeds from the offering were used to redeem $99.5 million in aggregate principal amount of the 2018 Notes and pay redemption premiums of $11.2 million, which were recorded within other income and (expense), net. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of December 31, 2015, $569.9 million and $170.4 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the year 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Consolidated Statements of Operations. During the year 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. At December 31, 2014, Ryerson China’s total foreign borrowings were $23.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. Açofran’s total foreign borrowings were $0.2 million and zero at December 31, 2015 and December 31, 2014, respectively.

Availability under the foreign credit lines was $23 million and $12 million at December 31, 2015 and December 31, 2014, respectively. Letters of credit issued by our foreign subsidiaries totaled $2 million at December 31, 2015 and 2014.

Note 11: Employee Benefits

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2015, 2014 and 2013, expense recognized for its defined contribution plans was $5.9 million, $6.8 million and $6.9 million, respectively.

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

In the fourth quarter of 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for the pension and other postretirement benefits starting in 2016.  This change compared to the previous method will result in a decrease of $8.4 million in the service and interest components for pension cost in 2016.  Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $17.1 million and $18.5 million at December 31, 2015 and 2014, respectively.

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

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate for calculating obligations	4.41%	4.05%	4.80%
Discount rate for calculating net periodic benefit cost	4.05	4.80	4.00
Expected rate of return on plan assets	7.40	8.00	8.20
Rate of compensation increase – benefit obligations	2.80	2.80	2.80
Rate of compensation increase – net periodic benefit cost	2.80	2.80	3.00

The expected rate of return on U.S. plan assets is 7.10% for 2016.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31, 2015	September 10 to December 31, 2014	January 1 to September 9, 2014	Year Ended December 31, 2013
Discount rate for calculating obligations	4.21%	3.80%	N/A	4.35%
Discount rate for calculating net periodic benefit cost	3.80	4.00	4.35%	3.60
Rate of compensation increase – benefit obligations	2.80	2.80	N/A	2.80
Rate of compensation increase – net periodic benefit cost	2.80	2.80	2.80	3.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2015		2014	2013
	Salaried	Bargaining
Discount rate for calculating obligations	3.70%	3.87%	3.80%	4.60%
Discount rate for calculating net periodic benefit cost	3.80	3.80	4.60	4.20
Expected rate of return on plan assets	6.00	5.75	6.50	6.50
Rate of compensation increase	3.25	3.25	3.50	3.50

The expected rate of return on Canadian plan assets for 2016 is 5.75% for the Ryerson Salaried Plan (approximately 77% of total Canadian plan assets) and 5.50% for the Ryerson Bargaining Unit Plan (approximately 23% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate for calculating obligations	3.64%	3.80%	4.40%
Discount rate for calculating net periodic benefit cost	3.80	4.40	4.10
Rate of compensation increase	3.25	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$957	$842	$101	$114
Service cost	2	2	—	—
Interest cost	37	39	4	5
Plan amendments	—	—	(3)	(6)
Actuarial (gain) loss	(58)	133	(10)	(1)
Effect of changes in exchange rates	(7)	(5)	(2)	(1)
Lump sums paid	(29)	—	—	—
Benefits paid (net of participant contributions and Medicare subsidy)	(56)	(54)	(8)	(10)
Benefit obligation at end of year	$846	$957	$82	$101
Accumulated benefit obligation at end of year	$843	$954	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$680	$639	$—	$—
Actual return on plan assets	(23)	44	—	—
Employer contributions	43	55	8	11
Effect of changes in exchange rates	(7)	(4)	—	—
Lump sums paid	(29)	—	—	—
Benefits paid (net of participant contributions)	(56)	(54)	(8)	(11)
Plan assets at fair value at end of year	$608	$680	$—	$—
Reconciliation of Amount Recognized
Funded status	$(238)	$(277)	$(82)	$(101)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(8)	$(10)
Non-current liabilities	(238)	(277)	(74)	(91)
Net benefit liability at the end of the year	$(238)	$(277)	$(82)	$(101)

Canadian benefit obligations represented $43 million of the Company’s total Pension Benefits obligations at December 31, 2015 and $55 million at December 31, 2014. Canadian plan assets represented $38 million of the Company’s total plan assets at fair value at December 31, 2015 and $47 million at December 31, 2014. In addition, Canadian benefit obligations represented $12 million of the Company’s total Other Benefits obligation at December 31, 2015 and $15 million at December 31, 2014.

The pension benefit obligation decreased $58 million during the year ended December 31, 2015 due to the increase in the discount rate year over year as well as updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2015. The pension benefit obligation increased $133 million during the year ended December 31, 2014 due to the decrease in the discount rate year over year as well as updated mortality rates based on the updated mortality tables released by the Society of Actuaries in 2014.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$397	$402	$(69)	$(66)
Prior service cost (credit)	1	1	(15)	(15)
Net loss (gain)	$398	$403	$(84)	$(81)

Net actuarial losses of $12.4 million and prior service costs of $0.1 million for pension benefits and net actuarial gains of $8.0 million and prior service credits of $3.1 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2015 and 2014 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$13	$136	$(10)	$(1)
Amortization of net actuarial loss (gain)	(14)	(10)	8	8
Prior service credit	—	—	(3)	(6)
Amortization of prior service cost (credit)	(1)	—	2	2
Net loss (gain)	$(2)	$126	$(3)	$3

For benefit obligation measurement purposes for U.S. plans at December 31, 2015, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.0 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2015, the rate for participants over 65 was 9.0 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2014, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2025, the level at which it is expected to remain. At December 31, 2014, the rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2024, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans at December 31, 2015 and 2014, the annual rate of increase in the per capita cost of covered health care benefits was 8 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$2	$3	$—	$—	$1
Interest cost	37	39	36	4	5	4
Expected return on assets	(48)	(48)	(45)	—	—	—
Recognized actuarial loss (gain)	14	10	14	(8)	(8)	(7)
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Curtailment loss	1	—	—	—	—	—
Net periodic benefit cost (credit)	$6	$3	$8	$(6)	$(5)	$(4)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capital cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2025, the level at which it is expected to remain. The rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2024, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 8 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	4.0	(3.5)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 5.75% to 7.10% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2015 and 2014, by asset category are as follows:

	Trust Assets at December 31,
	2015	2014
Equity securities	62%	65%
Debt securities	21	20
Real Estate	4	3
Other	13	12
Total	100%	100%

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

The approved target ranges and allocations as of the December 31, 2015 measurement date were as follows:

	Range	Target
Equity securities	33-70%	64%
Debt securities	15-50	21
Real estate	2-8	7
Other	7-19	8
Total		100%

The fair value of our pension plan assets at December 31, 2015 by asset category are as follows. See Note 16 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$9	$9	$—	$—
Equity securities:
US large cap	104	—	104	—
US small/mid cap	32	—	32	—
Canadian large cap	4	—	4	—
Canadian small cap	1	—	1	—
International companies	142	—	142	—
Global companies	95	—	95	—
Fixed income securities:
Investment grade debt	129	—	129	—
Other types of investments:
Commodity funds	3	—	3	—
Multi-strategy funds	3	—	3	—
Investments valued at net asset value	62	—	—	—
Real estate	24	—	24	—
Total	$608	$9	$537	$—

The fair value of our pension plan assets at December 31, 2014 by asset category are as follows:

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$34	$34	$—	$—
Equity securities:
US large cap	129	—	129	—
US small/mid cap	43	—	43	—
Canadian large cap	5	—	5	—
Canadian small cap	1	—	1	—
International companies	150	—	150	—
Global companies	109	—	109	—
Fixed income securities:
Investment grade debt	133	—	133	—
Other types of investments:
Commodity funds	4	—	4	—
Multi-strategy funds	3	—	3	—
Investments valued at net asset value	45	—	—	—
Real estate	24	—	24	—
Total	$680	$34	$601	$—

The pension assets classified as Level 2 investments in both 2015 and 2014 are part of common collective trust investments.

Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

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

Contributions

The Company contributed $42.5 million, $55.4 million, and $48.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $22 million in 2016.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2016	$56	$8
2017	56	8
2018	56	7
2019	57	7
2020	57	6
2021-2025	278	27

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 56 employees at 4 locations. Total contributions to the plans were $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2015 and 2014 was $0.5 million. The Company’s participation in these plans is not material to our financial statements.

Note 12: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2025. Future minimum rental commitments are estimated to total $98.1 million, including approximately $24.9 million in 2016, $20.2 million in 2017, $15.0 million in 2018, $12.1 million in 2019, $9.1 million in 2020, and $16.8 million thereafter.

Rental expense under operating leases totaled $31.8 million, $33.2 million, and $32.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

To fulfill contractual requirements for certain customers in 2015, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated to $25.8 million at December 31, 2015 with $25.4 million to be paid in 2016.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2015. We have no exposure as of December 31, 2015.

Approximately 12% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2016, which covers 2% of our total labor force. We believe that our overall relationship with our employees is good.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, we received correspondence from the EPA stating that its initial Remedial Investigation and Feasibility Study will be completed in “early 2016,” a Proposed Plan for the site should be released in April 2016, and a final cleanup decision for the site should be published in the Record of Decision by December 31, 2016. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2015 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13: Related Parties

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee payable thereunder, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million paid in August 2015. The Company recognized the $25.0 million termination fee within Warehousing, delivery, selling, general and administrative expense during the third quarter of 2014. The total advisory fee recorded was zero, $28.3 million, and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2015	2014	2013
Product Line	(Percentage of Sales)
Carbon Steel Flat	25%	25%	26%
Carbon Steel Plate	11	12	11
Carbon Steel Long	16	15	15
Stainless Steel Flat	16	16	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	4	3
Aluminum Flat	16	15	15
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	2	2	3
Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2015, 2014 and 2013. The top ten customers accounted for less than 12 percent of its sales for the year ended December 31, 2015. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, Mexico and Brazil, which in aggregate comprised 13 percent, 13 percent, and 14 percent of the Company’s sales during the years ended December 31, 2015, 2014 and 2013, respectively. Canadian, Chinese, Mexican and Brazilian long-lived assets were 7 percent, 10 percent, and 12 percent of total Company long-lived assets at December 31, 2015, 2014 and 2013, respectively.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated from:

	Year Ended December 31,
Net Sales	2015	2014	2013
	(In millions)
United States	$2,770.3	$3,166.1	$2,989.9
Foreign countries	397.0	456.1	470.4
Total	$3,167.2	$3,622.2	$3,460.3

	At December 31,
Long-Lived Assets	2015	2014	2013
	(In millions)
United States	$373.9	$383.7	$392.1
Foreign countries	26.4	44.5	52.0
Total	$400.3	$428.2	$444.1

Note 15: Other Matters

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2015 and 2014:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$—	Other accrued liabilities	$—	Other accrued liabilities	$—
Commodity contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	0.1	Other accrued liabilities	3.5	Other accrued liabilities	1.3
Total derivatives		$0.1		$0.1		$3.5		$1.3

As of December 31, 2015 and 2014 the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $1.6 million and $3.2 million, respectively. As of December 31, 2015 and 2014, the Company had 177 tons and 144 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of December 31, 2015 and 2014, the Company had 15,120 tons and 14,700 tons, respectively, of hot roll coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 13,878 tons and 6,366 tons as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company has 533,000 gallons and 624,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2015	2014	2013
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$0.1	$—	$—
Commodity contracts	Cost of materials sold	(11.8)	(0.1)	(0.6)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general and administrative	(0.4)	(0.2)	—
Total		$(12.1)	$(0.3)	$(0.6)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015:

	At December 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$36.6	$—	$—
Prepaid and other current assets:
Common stock – available-for-sale investment	$2.2	$—	$—
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$3.5	$—

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

The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2015:

	At December 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 6)	$—	$4.2	$—

The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2014:

	At December 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 6)	$—	$2.5	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

	At December 31, 2015		At December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$63.2	$63.2	$60.0	$60.0
Restricted cash	1.2	1.2	2.0	2.0
Receivables less provision for allowances, claims and doubtful accounts	305.7	305.7	400.8	400.8
Accounts payable	206.3	206.3	220.8	220.8
Long-term debt, including current portion	1,034.5	866.3	1,259.1	1,288.7

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

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment was in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015. As of December 31, 2015, the investment has been in an unrealized loss position from its adjusted cost basis for six months. Management does not currently intend to sell the investment before recovery of its amortized cost basis. Realized gains and losses are recorded within the Consolidated Statements of Operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of December 31, 2015 can be summarized as follows:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.9)	$2.2

The Company’s available-for-sale securities as of December 31, 2014 can be summarized as follows:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$—	$(6.2)	$11.2

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2015, 2014, and 2013.

Note 17: Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and December 31, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2014	$(16.6)	$(174.9)	$3.3
Other comprehensive income (loss) before reclassifications	(16.2)	(80.3)	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.6)	—
Net current-period other comprehensive income (loss)	(16.2)	(80.9)	(6.1)
Balance at December 31, 2014	$(32.8)	$(255.8)	$(2.8)
Other comprehensive income (loss) before reclassifications	(21.0)	6.3	(5.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	7.6
Net current-period other comprehensive income (loss)	(21.0)	3.3	2.1
Balance at December 31, 2015	$(53.8)	$(252.5)	$(0.7)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and December 31, 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2015
	(In millions)
Other-than-temporary impairment
Other-than-temporary impairment charge	$12.3	Other income and (expense) net
Tax benefit	(4.7)
Net of tax	$7.6
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(6.5)	Warehousing, delivery, selling, general and administrative
Prior service cost	2.0	Warehousing, delivery, selling, general and administrative
Total before tax	(4.5)
Tax provision	1.5
Net of tax	$(3.0)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	For the Year Ended December 31, 2014
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(2.5)	Warehousing, delivery, selling, general and administrative
Prior service cost	1.7	Warehousing, delivery, selling, general and administrative
Total before tax	(0.8)
Tax provision	0.2
Net of tax	$(0.6)

Note 18: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Income (loss) before income tax:
U.S.	$13.2	$(34.4)	$35.5
Foreign	(11.3)	7.5	(21.6)
	$1.9	$(26.9)	$13.9
Current income taxes:
Federal	$(0.3)	$(1.0)	$(0.1)
Foreign	1.2	3.3	(0.1)
State	(0.4)	0.5	0.6
	0.5	2.8	0.4
Deferred income taxes	3.2	(3.5)	(112.7)
Total income tax provision (benefit)	$3.7	$(0.7)	$(112.3)

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 35%	$0.7	$(9.4)	$4.9
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.5)	(0.6)	3.0
Non-deductible expenses and non-taxable income (1)	1.8	9.3	5.1
Foreign income (expense) not includable in federal taxable income	0.8	(1.0)	1.9
Effect of acquisition related elections and settlements	—	—	(2.2)
Valuation allowance changes (net)	0.1	(0.6)	(124.2)
All other, net	0.8	1.6	(0.8)
Total income tax provision (benefit)	$3.7	$(0.7)	$(112.3)

(1)	The 2014 charge includes $8.2 million related to the nonrecurring fee to terminate the advisory services agreement with Platinum Advisors (See Note 13).

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2015	2014
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$30	$30
Post-retirement benefits other than pensions	30	37
Federal and foreign net operating loss carryforwards	79	86
State net operating loss carryforwards	10	11
Pension liability	95	106
Other deductible temporary differences	23	21
Less: valuation allowances	(22)	(22)
	$245	$269
Deferred tax liabilities:
Fixed asset basis difference	$88	$97
Inventory basis difference	121	130
Other intangibles	14	15
	223	242
Net deferred tax asset	$22	$27

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

The Company had available at December 31, 2015, federal AMT credit carryforwards of approximately $30 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $67 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 15 years, $10 million related to state NOL carryforwards which expire generally in 1 to 20 years and $12 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2015.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2015, the Company had approximately $100 million of undistributed foreign earnings on which no U.S. tax expense has been recorded, predominately in Canada and China. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the availability of tax credits in the U.S., which is dependent on a number of factors including the timing of future distributions, the mix of distributions and the amount of both U.S. and non-U.S. source income in future years. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2013	$9.0
Gross increases – tax positions in current periods	0.4
Settlements and closing of statute of limitations	(0.6)
Unrecognized tax benefits balance at December 31, 2013	$8.8
Gross increases – tax positions in current periods	0.3
Settlements and closing of statute of limitations	(1.5)
Unrecognized tax benefits balance at December 31, 2014	$7.6
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2015	$7.6

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had approximately $1.5 million and $1.3 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.6 million as of December 31, 2015 and 2014.

Note 19: Earnings Per Share

On July 16, 2007, Ryerson Holding was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Potentially dilutive securities whose effect would have been antidilutive were not significant for 2015, 2014, and 2013.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2015	2014	2013
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(0.5)	$(25.7)	$127.3
Denominator:
Weighted average shares outstanding	32,057,764	25,437,500	21,249,418
Dilutive effect of stock-based awards	—	—	—
Weighted average shares outstanding adjusted for dilutive securities	32,057,764	25,437,500	21,249,418

Earnings (loss) per share
Basic	$(0.02)	$(1.01)	$5.99
Diluted	$(0.02)	$(1.01)	$5.99

Note 20: Condensed Consolidating Financial Statements

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson Holding entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors party to the 2017 and 2018 Notes, whereby Ryerson Holding provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson Holding and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson Holding and its subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,702.6	$2,010.9	$397.6	$(1,943.9)	$3,167.2
Cost of materials sold	—	2,232.3	1,974.6	336.5	(1,943.9)	2,599.5
Gross profit	—	470.3	36.3	61.1	—	567.7
Warehousing, delivery, selling, general and administrative expenses	0.9	368.2	21.5	60.2	—	450.8
Restructuring and other charges	—	0.9	—	1.6	—	2.5
Impairment charges on assets	—	1.3	—	6.4	—	7.7
Gain on the sale of assets	—	—	(1.3)	(0.6)		(1.9)
Operating profit (loss)	(0.9)	99.9	16.1	(6.5)	—	108.6
Other income and (expense), net	—	0.3	(12.3)	1.6	—	(10.4)
Interest and other expense on debt	—	(93.5)	—	(2.8)	—	(96.3)
Interest expense on intercompany loans	—	(5.6)	—	(3.7)	9.3	—
Interest income on intercompany loans	—	—	9.3	—	(9.3)	—
Income (loss) before income taxes	(0.9)	1.1	13.1	(11.4)	—	1.9
Provision (benefit) for income taxes	9.8	10.5	(16.8)	0.2	—	3.7
Equity in (earnings) loss of subsidiaries	(10.2)	(19.6)	9.5	—	20.3	—
Net income (loss)	(0.5)	10.2	20.4	(11.6)	(20.3)	(1.8)
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Ryerson Holding Corporation	$(0.5)	$10.2	$20.4	$(10.3)	$(20.3)	$(0.5)

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

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,916.0	$2,387.0	$471.4	$(2,314.1)	$3,460.3
Cost of materials sold	—	2,412.8	2,341.2	403.8	(2,314.1)	2,843.7
Gross profit	—	503.2	45.8	67.6	—	616.6
Warehousing, delivery, selling, general and administrative expenses	0.9	373.3	24.7	81.2	—	480.1
Restructuring and other charges	—	—	—	1.9	—	1.9
Impairment charges on assets	—	3.2	—	6.8	—	10.0
Operating profit (loss)	(0.9)	126.7	21.1	(22.3)	—	124.6
Other income and (expense), net	—	(4.1)	—	3.9	—	(0.2)
Interest and other expense on debt	—	(107.5)	—	(3.0)	—	(110.5)
Interest expense on intercompany loans	—	(7.0)	—	—	7.0	—
Interest income on intercompany loans	—	—	7.0	—	(7.0)	—
Income (loss) before income taxes	(0.9)	8.1	28.1	(21.4)	—	13.9
Provision (benefit) for income taxes	(47.7)	(70.3)	5.9	(0.2)	—	(112.3)
Equity in (earnings) loss of subsidiaries	(80.5)	(2.1)	19.8	—	62.8	—
Net income (loss)	127.3	80.5	2.4	(21.2)	(62.8)	126.2
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Ryerson Holding Corporation	$127.3	$80.5	$2.4	$(20.1)	$(62.8)	$127.3

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$(16.1)	$(5.5)	$22.4	$(23.0)	$4.3	$(17.9)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.8)	—	(1.8)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(16.1)	$(5.5)	$22.4	$(21.2)	$4.3	$(16.1)

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

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(0.5)	$10.2	$20.4	$(11.6)	$(20.3)	$(1.8)
Non-cash expenses	9.3	39.9	9.5	11.3	—	70.0
Equity in (earnings) loss of subsidiaries	(10.2)	(19.6)	9.5	—	20.3	—
Changes in working capital	1.7	129.1	44.3	15.8	—	190.9
Net adjustments	0.8	149.4	63.3	27.1	20.3	260.9
Net cash provided by operating activities	0.3	159.6	83.7	15.5	—	259.1
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(8.8)	—	—	—	(8.8)
Capital expenditures	—	(19.2)	(0.8)	(2.3)	—	(22.3)
Loan to related companies	—	—	(79.8)	—	79.8	—
Investment in subsidiaries	(11.4)	(0.2)	(0.1)	(0.1)	11.8	—
Proceeds from sale of property, plant and equipment	—	2.5	—	7.9	—	10.4
Other investing activities	—	1.2	1.3	0.2	—	2.7
Net cash provided by (used in) investing activities	(11.4)	(24.5)	(79.4)	5.7	91.6	(18.0)
FINANCING ACTIVITIES:
Repayment of debt	—	(59.9)	—	—	—	(59.9)
Repayment of intercompany borrowings	—	79.8	—	—	(79.8)	—
Net proceeds/(repayments) of short-term borrowings	—	(162.8)	—	(1.6)	—	(164.4)
Capital contribution	—	11.4	0.2	0.2	(11.8)	—
Other financing activities	—	(2.7)	(4.8)	(0.4)	—	(7.9)
Net cash used in financing activities	—	(134.2)	(4.6)	(1.8)	(91.6)	(232.2)
Net increase (decrease) in cash and cash equivalents	(11.1)	0.9	(0.3)	19.4	—	8.9
Effect of exchange rates	—	(0.3)	—	(5.4)	—	(5.7)
Net change in cash and cash equivalents	(11.1)	0.6	(0.3)	14.0	—	3.2
Beginning cash and cash equivalents	11.1	4.6	0.7	43.6	—	60.0
Ending cash and cash equivalents	$—	$5.2	$0.4	$57.6	$—	$63.2

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(25.7)	$(17.3)	$37.6	$3.6	$(24.4)	$(26.2)
Non-cash expenses	8.4	35.1	3.1	5.7	—	52.3
Equity in (earnings) loss of subsidiaries	17.3	(37.5)	(4.2)	—	24.4	—
Changes in working capital	9.0	(58.0)	(29.6)	(20.8)	—	(99.4)
Net adjustments	34.7	(60.4)	(30.7)	(15.1)	24.4	(47.1)
Net cash provided by (used in) operating activities	9.0	(77.7)	6.9	(11.5)	—	(73.3)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(20.1)	—	—	—	(20.1)
Capital expenditures	—	(18.8)	(0.5)	(2.3)	—	(21.6)
Investment in subsidiaries	(110.7)	(0.1)	—	—	110.8	—
Loan to related companies	—	—	(40.3)	—	40.3	—
Loan repayment from related companies	—	40.3	—	—	(40.3)	—
Other investing activities	—	4.7	—	3.0	—	7.7
Net cash provided by (used in) investing activities	(110.7)	6.0	(40.8)	0.7	110.8	(34.0)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	112.4	—	—	—	—	112.4
Repayment of debt	—	(110.7)	—	—	—	(110.7)
Net proceeds/(repayments) of short-term borrowings	—	65.9	—	(2.1)	—	63.8
Net increase in book overdrafts	—	3.6	32.4	—	—	36.0
Capital contribution	—	110.7	—	0.1	(110.8)	—
Other financing activities	—	(1.0)	—	—	—	(1.0)
Net cash provided by (used in) financing activities	112.4	68.5	32.4	(2.0)	(110.8)	100.5
Net increase (decrease) in cash and cash equivalents	10.7	(3.2)	(1.5)	(12.8)	—	(6.8)
Effect of exchange rates	—	—	(0.2)	(7.4)	—	(7.6)
Net change in cash and cash equivalents	10.7	(3.2)	(1.7)	(20.2)	—	(14.4)
Beginning cash and cash equivalents	0.4	7.8	2.4	63.8	—	74.4
Ending cash and cash equivalents	$11.1	$4.6	$0.7	$43.6	$—	$60.0

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

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$5.2	$0.4	$57.6	$—	$63.2
Receivables less provision for allowances, claims and doubtful accounts	—	228.7	6.6	70.4	—	305.7
Inventories	—	488.2	13.5	54.1	—	555.8
Intercompany receivable	—	—	132.7	—	(132.7)	—
Other current assets	—	17.0	2.3	12.2	2.5	34.0
Total current assets	—	739.1	155.5	194.3	(130.2)	958.7
Investments in subsidiaries	—	462.0	287.4	0.1	(749.5)	—
Intercompany notes receivable	—	—	301.0	—	(301.0)	—
Property, plant and equipment net of accumulated depreciation	—	370.3	3.7	26.3	—	400.3
Deferred charges	—	14.4	—	1.6	—	16.0
Other noncurrent assets	29.9	91.5	60.1	4.1	(4.4)	181.2
Total assets	$29.9	$1,677.3	$807.7	$226.4	$(1,185.1)	$1,556.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$45.0	$132.4	$28.9	$—	$206.3
Intercompany payable	—	111.8	—	20.9	(132.7)	—
Long-term debt due within one year	—	—	—	22.0	—	22.0
Salaries, wages, and commissions	—	24.8	0.5	1.0	—	26.3
Other current liabilities	0.6	48.0	0.6	9.8	2.1	61.1
Total current liabilities	0.6	229.6	133.5	82.6	(130.6)	315.7
Dividends in excess of investment in subsidiaries	170.9	—	—	—	(170.9)	—
Long-term debt	—	1,012.5	—	—	—	1,012.5
Long-term debt – intercompany	—	257.6	—	43.4	(301.0)	—
Deferred employee benefits	—	308.2	—	19.5	—	327.7
Other noncurrent liabilities	—	40.3	0.7	4.1	(4.0)	41.1
Total liabilities	171.5	1,848.2	134.2	149.6	(606.5)	1,697.0
Redeemable noncontrolling interest	—	—	—	0.1	—	0.1
Ryerson Holding Corporation stockholders’ equity	(141.6)	(170.9)	673.5	76.0	(578.6)	(141.6)
Noncontrolling interest	—	—	—	0.7	—	0.7
Total liabilities and equity	$29.9	$1,677.3	$807.7	$226.4	$(1,185.1)	$1,556.2

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11.1	$4.6	$0.7	$43.6	$—	$60.0
Receivables less provision for allowances, claims and doubtful accounts	—	303.3	14.0	83.5	—	400.8
Inventories	—	633.5	32.0	73.4	—	738.9
Intercompany receivable	11.4	—	157.3	—	(168.7)	—
Other current assets	0.2	12.5	14.4	17.4	(2.8)	41.7
Total current assets	22.7	953.9	218.4	217.9	(171.5)	1,241.4
Investments in subsidiaries	—	471.6	316.5	—	(788.1)	—
Intercompany notes receivable	—	—	221.3	—	(221.3)	—
Property, plant and equipment net of accumulated depreciation	—	373.2	8.1	46.9	—	428.2
Deferred income taxes	39.2	—	—	3.1	(14.9)	27.4
Other noncurrent assets	—	95.3	77.7	3.0	(0.4)	175.6
Total assets	$61.9	$1,894.0	$842.0	$270.9	$(1,196.2)	$1,872.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10.0	$38.0	$137.1	$35.4	$0.3	$220.8
Intercompany payable	—	147.3	—	21.6	(168.9)	—
Deferred income taxes	—	—	—	—	—	—
Other current liabilities	0.5	135.6	1.9	36.2	0.5	174.7
Total current liabilities	10.5	320.9	139.0	93.2	(168.1)	395.5
Dividends in excess of investment in subsidiaries	177.5	—	—	—	(177.5)	—
Long-term debt	—	1,192.5	—	—	—	1,192.5
Long-term debt – intercompany	—	169.6	—	51.7	(221.3)	—
Deferred employee benefits	—	359.5	—	25.7	—	385.2
Other noncurrent liabilities	—	29.0	8.4	4.2	(18.7)	22.9
Total liabilities	188.0	2,071.5	147.4	174.8	(585.6)	1,996.1
Redeemable noncontrolling interest	—	—	—	1.0	—	1.0
Ryerson Holding Corporation stockholders’ equity	(126.1)	(177.5)	694.6	93.5	(610.6)	(126.1)
Noncontrolling interest	—	—	—	1.6	—	1.6
Total liabilities and equity	$61.9	$1,894.0	$842.0	$270.9	$(1,196.2)	$1,872.6

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Holding Corporation	Basic and Diluted Earnings (Loss) per Share
2014
First Quarter	$874.4	$147.7	$4.5	$1.4	$1.6	$0.08
Second Quarter	931.5	154.4	5.0	2.5	2.6	0.13
Third Quarter (1)	947.9	149.5	(39.7)	(34.8)	(34.7)	(1.26)
Fourth Quarter	868.4	142.2	3.3	4.7	4.8	0.15
Year	$3,622.2	$593.8	$(26.9)	$(26.2)	$(25.7)	$(1.01)
2015
First Quarter (2)	$868.0	$150.0	$(3.0)	$(2.8)	$(2.5)	$(0.08)
Second Quarter (3)	840.4	165.8	25.8	15.6	15.8	0.49
Third Quarter (4)	790.0	150.3	12.8	6.7	6.7	0.21
Fourth Quarter (5)	668.8	101.6	(33.7)	(21.3)	(20.5)	(0.64)
Year	$3,167.2	$567.7	$1.9	$(1.8)	$(0.5)	$(0.02)

(1)

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

(2)	Included in the first quarter 2015 results is a $12.3 million charge due to an other-than-temporary-impairment recognized on an available-for-sale investment.
(3)	Included in the second quarter 2015 results is a $1.4 million impairment charge on assets held for sale to recognize the assets at their fair value less cost to sell.
(4)

Included in the third quarter 2015 results is a $0.5 million impairment charge on assets held for sale to recognize the assets at their fair value less cost to sell. The third quarter of 2015 results also includes a $2.9 million charge to write-off a portion of the debt issuance costs associated with the Old Credit Facility.

(5)

Included in the fourth quarter 2015 results are:
- $4.6 million impairment charge related to certain assets that we determined did not have a recoverable carrying value based on projected undiscounted cash flows;
- $4.0 million credit related to the settlement of litigation regarding the price of materials that we were charged;
- $2.5 million restructuring charge;
- $1.9 million gain related to the gain on sale of assets;
- $1.0 million impairment charge on assets held for sale to recognize the assets at their fair value less cost to sell; and,
- $0.2 million impairment charge as the carrying amount of certain intangible assets was not recoverable and the carrying amount exceeded fair value.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2015	2014	2013
Administrative and other expenses	$(0.9)	$(0.2)	$(0.9)
Equity in income (loss) of subsidiaries	10.2	(17.3)	80.5
Income (loss) before income taxes	9.3	(17.5)	79.6
Provision (benefit) for income taxes	9.8	8.2	(47.7)
Net income (loss)	$(0.5)	$(25.7)	$127.3

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(0.5)	$(25.7)	$127.3
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(12.4)	(16.2)	(12.8)
Loss on intra-entity foreign currency transactions	(8.6)	—	—
Unrealized loss on available-for-sale investment	(8.9)	(9.5)	—
Other-than-temporary impairment on available-for-sale investment	12.3	—	—
Changes in defined benefit pension and other post-retirement benefit plans	7.8	(130.3)	126.2
Other comprehensive income (loss), before tax	(9.8)	(156.0)	113.4
Income tax provision (benefit) related to items of other comprehensive income (loss)	5.8	(52.8)	49.5
Comprehensive income (loss), after tax	$(16.1)	$(128.9)	$191.2

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(0.5)	$(25.7)	$127.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(10.2)	17.3	(80.5)
Deferred income taxes	9.3	8.5	(47.7)
(Increase) decrease in receivables from subsidiaries	11.4	(1.0)	1.0
(Increase) decrease in other assets	0.2	(0.2)	—
Increase (decrease) in accounts payable	(10.0)	10.0	—
Increase (decrease) in accrued liabilities	0.1	0.1	(0.1)
Net adjustments	0.8	34.7	(127.3)
Net cash provided by operating activities	0.3	9.0	—
Investing Activities:
Investment in subsidiaries	(11.4)	(110.7)	—
Dividends received from subsidiaries	—	—	6.6
Net cash provided by (used in) investing activities	(11.4)	(110.7)	6.6
Financing activities:
Net proceeds from issuance of common stock	—	112.4	—
Acquisition of treasury stock	—	—	(6.6)
Net cash provided by (used in) financing activities	—	112.4	(6.6)
Net increase (decrease) in cash and cash equivalents	(11.1)	10.7	—
Cash and cash equivalents—beginning of period	11.1	0.4	0.4
Cash and cash equivalents—end of period	$—	$11.1	$0.4

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$—	$11.1
Prepaid expenses and other assets	—	0.2
Receivable from subsidiaries	—	11.4
Total current assets	—	22.7
Deferred income taxes	29.9	39.2
Total assets	$29.9	$61.9
Liabilities
Accounts payable	$—	$10.0
Accrued liabilities	0.6	0.5
Total current liabilities	0.6	10.5
Dividends in excess of investment in subsidiaries	170.9	177.5
Total liabilities	171.5	188.0
Ryerson Holding Corporation Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 32,312,200 shares issued at 2015; 100,000,000 shares authorized and 32,250,000 issued at 2014	0.3	0.3
Capital in excess of par value	302.6	302.0
Accumulated deficit	(130.9)	(130.4)
Treasury stock at cost – Common stock of 212,500 shares in 2015 and 2014	(6.6)	(6.6)
Accumulated other comprehensive loss	(307.0)	(291.4)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(141.6)	(126.1)
Total liabilities and stockholders’ equity	$29.9	$61.9

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

Note 3: Dividends from subsidiaries

Cash dividends paid to Ryerson Holding from its consolidated subsidiaries were zero, zero, and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In millions)

		Provision for Allowances
	Balance at Beginning of Period	Acquisition of Business	Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income (Loss)	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$5.3	$—	$2.3	$—	$(2.4)	(A)	$5.2
Valuation allowance—deferred tax assets	22.5	—	0.1	—	—		22.6
Year Ended December 31, 2014
Allowance for doubtful accounts	$5.4	$—	$0.7	$—	$(0.8)	(A)	$5.3
Valuation allowance—deferred tax assets	23.1	—	(0.6)	—	—		22.5
Year Ended December 31, 2013
Allowance for doubtful accounts	$7.1	$—	$(0.7)	$—	$(1.0)	(A)	$5.4
Valuation allowance—deferred tax assets	147.3	—	(124.2)	—	—		23.1

NOTES:

(A)	Bad debts written off during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2015 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this item will be contained in our 2016 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2015, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

Information concerning compensation committee interlocks is presented under the caption “Compensation Committee—Compensation Committee Interlocks and Insider Participation” in our proxy statement and is incorporated herein by reference.

The report of our Compensation Committee can be found under the caption “Compensation Committee Report” in our proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 29, 2016, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 29, 2016, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents our equity compensation plan information as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	246,800	(2)	$—	1,386,000
Equity compensation plans not approved by security holders	—		—	—
Total	246,800		$—	1,386,000

(1)	Consists of the Company’s “2014 Omnibus Incentive Plan,” which is described in Amendment No. 23 to our registration statement on Form S-1, filed on August 7, 2014.
(2)

Includes (i) 146,244 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics and (ii) 100,556 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships and related transactions during 2015 and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Committee—Audit, Audit-Related, and Other Nonaudit Services,” and “Audit Committee—Pre-approval Policies” in our proxy statement and is incorporated herein by reference.

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

Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
Edward J. Lehner

/s/ Erich S. Schnaufer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2016
Erich S. Schnaufer

/s/ Kirk K. Calhoun	Director	March 9, 2016
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	March 9, 2016
Court D. Carruthers

/s/ Eva M. Kalawski	Director	March 9, 2016
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 9, 2016
Jacob Kotzubei

/s/ Stephen P. Larson	Director	March 9, 2016
Stephen P. Larson

/s/ Philip E. Norment	Director	March 9, 2016
Philip E. Norment

/s/ Mary Ann Sigler	Director	March 9, 2016
Mary Ann Sigler

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.(a)

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.(b)

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.*

4.2

Indenture, dated as of October 10, 2012, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 9% Senior Secured Notes due 2017.(c)

4.3

First Supplemental Indenture, dated as of December 30, 2014, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to Ryerson Holding Corporation’s guarantee of the Issuer’s 9% Senior Secured Notes due 2017.(c)

4.4

Indenture, dated as of October 10, 2012, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 11 1⁄4% Senior Notes due 2018.(c)

4.5

First Supplemental Indenture, dated as of December 30, 2014, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to Ryerson Holding Corporation’s guarantee of the Issuer’s 11 1⁄4% Senior Notes due 2018.(c)

4.6

Second Supplemental Indenture, dated as of January 21, 2015, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the guarantee by Fay Industries, Inc. and Fay Group, Ltd. of the Issuer’s 9% Senior Secured Notes due 2017. (n)

4.7

Second Supplemental Indenture, dated as of January 21, 2015, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the guarantee by Fay Industries, Inc. and Fay Group, Ltd. of the Issuer’s 11  1⁄4% Senior Notes due 2018. (n)

4.8

Form of Investor Rights Agreement, by and among Ryerson Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Equity Capital Partners-A II, L.P. and Platinum Rhombus Principals, LLC.(b)

4.9

Amended and Restated Stockholders’ Agreement, dated as of March 31, 2009, by and among Rhombus Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-A II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Rhombus Principals, LLC, and the stockholders party thereto.(m)

4.10

Amendment to Amended and Restated Stockholders’ Agreement, dated as of April 1, 2009, by and among Rhombus Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-A II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Rhombus Principals, LLC, Moelis Capital Partners Opportunity Fund I, LP and Moelis Capital Partners Opportunity Fund I-A, LP.(m)

10.1

Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(d)

10.2

Amendment No. 1, dated as of March 14, 2011, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(e)

Exhibit Number	Exhibit Description

10.3

Amendment No. 2, dated as of September 25, 2012, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(k)

10.4

Amendment No. 3, dated as of April 3, 2013, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(b)

10.5

Amendment No. 4, dated as of March 11, 2015, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation and Joseph T. Ryerson & Son, Inc., as U.S. Borrowers, Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wells Fargo Foothill, LLC and Wachovia Capital Finance Corporation (Central), as co-documentation agents, ABN AMRO Bank N.V. and General Electric Capital Corporation, as co-syndication agents, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein. (n)

10.6

Amendment No. 5, dated as of May 26, 2015, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation and Joseph T. Ryerson & Son, Inc., as U.S. Borrowers, Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wells Fargo Foothill, LLC and Wachovia Capital Finance Corporation (Central), as co-documentation agents, ABN AMRO Bank N.V. and General Electric Capital Corporation, as co-syndication agents, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(q)

10.7

Guarantee and Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the pledgors and guarantors party thereto and Bank of America, N.A., as administrative agent.(d)

10.8	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.(d)

10.9	Ryerson Nonqualified Savings Plan.(f)

10.10	Offer Letter Agreement, dated November 9, 2010, between Ryerson Inc. and Michael C. Arnold.(e)

10.11	Offer Letter Agreement, dated June 29, 2012, between Ryerson Inc. and Edward J. Lehner.(g)

10.12	Ryerson Holding Corporation Retention Bonus Plan.(h)

10.13	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(i)

10.14	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.(j)

10.15	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.(p)

10.16	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.(r)

10.17	Form of 2015 Restricted Stock Unit Agreement. (o)

10.18	Form of 2015 Performance Unit Agreement. (o)

10.19	Form of Director and Officer Indemnification Agreement.(l)

10.20	Form of Participation Agreement for the Ryerson Holding Corporation Retention Bonus Plan.(h)

10.21	Form of Incentive Compensation Award Agreement by and between Ryerson Holding Corporation and Michael C. Arnold.(h)

10.22	Employment Agreement, dated December 10, 2004, between Ryerson Tull, Inc. and Kevin D. Richardson, as amended. (n)

Exhibit Number	Exhibit Description
10.23	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended. (n)

10.24	Offer Letter Agreement, dated August 30, 2013, between Ryerson Inc. and Roger W. Lindsay. (n)

10.25	Directors Compensation Summary Sheet.*

10.26	Offer Letter Agreement, dated November 9, 2010, by and between Ryerson Inc. and Michael C. Arnold. (e)

10.27	Intercreditor Agreement by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent Dated as of October 10, 2012.*

10.28

Amendment No. 1, dated as of March 11, 2015, to the Intercreditor Agreement dated as of October 10, 2012, by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.*

10.29

Joinder Agreement dated as of July 24, 2015, to Intercreditor Agreement dated as of October 10, 2012 and amended as of March 11, 2015 by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.*

10.30

Credit Agreement, dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Sunbelt-Turret Steel, Inc., Turret Steel Industries, Inc., Imperial Trucking Company, LLC, Wilcox-Turret Cold Drawn, Inc., Fay Industries, Inc., Ryerson Procurement Corporation, Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto from time to time, and Bank of America, N.A., as the administrative agent and collateral agent.(s)

10.31

Security Agreement, dated as of July 24, 2015, Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc. (“Ryerson”), and the domestic subsidiaries of Ryerson from time to time party thereto in their capacities as pledgors, assignors and debtors thereunder in favor of Bank of America, N.A., in its capacity as collateral agent, as pledgee, assignee and secured party for the benefit of the secured parties.(s)

10.32	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.(s)

10.33	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.(s)

10.34	Employment Agreement, dated September 8, 2005, between Ryerson Tull, Inc. and Erich Schnaufer, as amended.*

21.1	List of Subsidiaries of Ryerson Holding Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Erich S. Schnaufer, Chief Financial Officer, of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
(a)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-22 filed on August 6, 2014 (File No. 333-164484).

(b)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-15 filed on May 6, 2013 (File No. 333-164484).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on January 5, 2015 (File No. 001-34735).
(d)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(e)	Incorporated by reference to Ryerson Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 15, 2011 (File No. 001-34735).
(f)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(g)	Incorporated by reference to Ryerson Inc.’s Form 8-K filed on July 3, 2012 (File No. 001-09117).
(h)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-19 filed on June 24, 2014 (File No. 333-164484).
(i)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).
(j)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-21 filed on July 24, 2014 (File No. 333-164484).
(k)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-16 filed on May 28, 2013 (File No. 333-164484).
(l)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-18 filed on March 27, 2014 (File No. 333-164484).
(m)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-4 filed on April 16, 2010 (File No. 333-164484).
(n)	Incorporated by reference to Ryerson Holding Corporation’s Quarterly Report for the period ended March 31, 2015 on Form 10-Q filed on May 7, 2015 (File No. 001-34735).
(o)	Incorporated by reference to Ryerson Holding Corporation’s Quarterly Report for the period ended June 30, 2015 on Form 10-Q filed on August 12, 2015 (File No. 001-34735).
(p)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on May 8, 2015 (File No. 001-34735).
(q)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on June 1, 2015 (File No. 001-34735).
(r)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on June 5, 2015 (File No. 001-34735).
(s)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on July 29, 2015 (File No. 001-34735).