Form 10-Q
period 2016-03-31
Ryerson Holding Corp
filed 2016-05-05
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016 there were 32,099,700 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$702.6	$868.0
Cost of materials sold	555.0	718.0
Gross profit	147.6	150.0
Warehousing, delivery, selling, general and administrative	109.3	116.4
Operating profit	38.3	33.6
Other income and (expense), net	5.3	(11.3)
Interest and other expense on debt	(22.0)	(25.3)
Income (loss) before income taxes	21.6	(3.0)
Provision (benefit) for income taxes	8.1	(0.2)
Net income (loss)	13.5	(2.8)
Less: Net loss attributable to noncontrolling interest	—	(0.3)
Net income (loss) attributable to Ryerson Holding Corporation	$13.5	$(2.5)
Comprehensive income (loss)	$21.9	$(9.1)
Less: Comprehensive loss attributable to noncontrolling interest	—	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$21.9	$(8.8)
Basic and diluted earnings (loss) per share	$0.42	$(0.08)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income (loss)	$13.5	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.9	11.1
Stock-based compensation	0.2	—
Deferred income taxes	8.4	(1.0)
Provision for allowances, claims and doubtful accounts	0.9	1.5
(Gain) loss on retirement of debt	(8.2)	0.5
Other-than-temporary impairment charge on available-for-sale investments	—	12.3
Other items	(0.1)	(0.2)
Change in operating assets and liabilities:
Receivables	(36.0)	(16.9)
Inventories	(12.6)	70.8
Other assets	6.0	2.5
Accounts payable	54.6	31.9
Accrued liabilities	16.9	6.8
Accrued taxes payable/receivable	0.2	(1.3)
Deferred employee benefit costs	(7.7)	(13.6)
Net adjustments	33.5	104.4
Net cash provided by operating activities	47.0	101.6
Investing activities:
Increase in restricted cash	(0.9)	—
Capital expenditures	(5.4)	(5.7)
Proceeds from sale of property, plant and equipment	1.2	0.1
Net cash used in investing activities	(5.1)	(5.6)
Financing activities:
Repayment of debt	(16.9)	(30.3)
Net repayments of short term borrowings	(23.5)	(26.9)
Net increase (decrease) in book overdrafts	4.4	(25.1)
Principal payments on capital lease obligations	(1.3)	(0.4)
Net cash used in financing activities	(37.3)	(82.7)
Net increase in cash and cash equivalents	4.6	13.3
Effect of exchange rate changes on cash and cash equivalents	2.7	(2.5)
Net change in cash and cash equivalents	7.3	10.8
Cash and cash equivalents—beginning of period	63.2	60.0
Cash and cash equivalents—end of period	$70.5	$70.8
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$3.5	$5.2
Income taxes, net	0.4	0.9
Noncash investing activities:
Asset additions under capital leases	$0.5	$1.1

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70.5	$63.2
Restricted cash	2.1	1.2
Receivables less provision for allowances, claims and doubtful accounts of $5.9 in 2016 and $5.2 in 2015	343.0	305.7
Inventories	571.1	555.8
Prepaid expenses and other current assets	28.1	32.8
Total current assets	1,014.8	958.7
Property, plant, and equipment, at cost	661.1	654.5
Less: Accumulated depreciation	263.3	254.2
Property, plant and equipment, net	397.8	400.3
Deferred income taxes	17.1	31.8
Other intangible assets	44.7	46.2
Goodwill	103.2	103.2
Deferred charges and other assets	5.2	5.0
Total assets	$1,582.8	$1,545.2
Liabilities
Current liabilities:
Accounts payable	$265.9	$206.3
Salaries, wages and commissions	30.9	26.3
Other accrued liabilities	63.0	52.0
Short-term debt	20.8	22.0
Current portion of deferred employee benefits	9.2	9.1
Total current liabilities	389.8	315.7
Long-term debt	955.8	1,001.5
Deferred employee benefits	320.9	327.7
Taxes and other credits	35.0	41.1
Total liabilities	1,701.5	1,686.0
Commitments and contingencies
Redeemable noncontrolling interest	(0.1)	0.1
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2016 and 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,312,200 shares issued at 2016 and 2015	0.3	0.3
Capital in excess of par value	302.8	302.6
Accumulated deficit	(117.4)	(130.9)
Treasury stock at cost – Common stock of 212,500 shares in 2016 and 2015	(6.6)	(6.6)
Accumulated other comprehensive loss	(298.6)	(307.0)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(119.5)	(141.6)
Noncontrolling interest	0.9	0.7
Total equity (deficit)	(118.6)	(140.9)
Total liabilities and equity	$1,582.8	$1,545.2

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

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
Product Line	2016	2015
Carbon Steel Flat	25%	23%
Carbon Steel Plate	10	11
Carbon Steel Long	16	17
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	16	16
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	2
Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. We adopted this guidance for our fiscal year beginning January 1, 2016. The adoption resulted in the reclassification of $11.0 million of capitalized debt issuance costs from deferred charges and other assets to long-term debt at December 31, 2015.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We adopted this guidance for our fiscal year beginning January 1, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The update is effective for fiscal years beginning after December 15, 2015. We adopted this guidance for our fiscal year beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements on prior acquisitions.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The update outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The new revenue standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendment clarifies the implementation guidance on principal versus agent considerations, and affects the guidance in ASU 2014-09 “Revenue from Contracts with Customers,” which is not yet effective. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendment clarifies the implementation guidance on identifying performance obligations and accounting for licenses of intellectual property, and affects the guidance in ASU 2014-09 “Revenue from Contracts with Customers,” which is not yet effective. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual periods, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. We will adopt this guidance for our fiscal year ending December 31, 2016. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases.” The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. We are still assessing the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting.” The amendment eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2017, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2016 and December 31, 2015 as follows:

	March 31,	December 31,
	2016	2015
	(In millions)
In process and finished products	$571.1	$555.8

If current cost had been used to value inventories, such inventories would have been $149 million lower and $122 million lower than reported at March 31, 2016 and December 31, 2015, respectively. Approximately 91% of inventories are accounted for under the LIFO method at March 31, 2016 and December 31, 2015. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. Due to the decline in metals prices, we recorded a lower of cost or market charge of $11.8 million and zero for the three months ended March 31, 2016 and 2015, respectively, to cost of materials sold to reflect this lower value. The lower of cost or market reserve totaled $49.7 million and $37.9 million at March 31, 2016 and December 31, 2015, respectively.

The Company has consignment inventory at certain customer locations, which totaled $8.3 million and $9.9 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $103.2  million at March 31, 2016 and December 31, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2015, and it was determined that no impairment existed in 2015.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In millions)
Ryerson Credit Facility	$249.9	$272.2
9% Senior Secured Notes due 2017	569.9	569.9
11.25% Senior Notes due 2018	145.3	170.4
Foreign debt	20.8	22.0
Unamortized debt issuance costs	(9.3)	(11.0)
Total debt	976.6	1,023.5
Less:
Short-term foreign debt	20.8	22.0
Total long-term debt	$955.8	$1,001.5

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement (the “Old Credit Facility”) and entered into a new $1.0 billion revolving credit agreement (the “Ryerson Credit Facility”). Borrowings under the Ryerson Credit Facility were used to repay indebtedness under the Old Credit Facility. The Ryerson Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the Ryerson Credit Facility, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At March 31, 2016, Ryerson had $249.9 million of outstanding borrowings, $16 million of letters of credit issued and $240 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.5 percent and 2.1 percent at March 31, 2016 and December 31, 2015, respectively.

The total $1.0 billion Ryerson Credit Facility has an allocation of $925 million to the Company’s subsidiaries in the United States and an allocation of $75 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 and the 2018 Notes became redeemable, in whole or in part, on October 15, 2015, in each case at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of March 31, 2016, $569.9 million and $145.3 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first three months of 2016, a principal amount of $25.1 million of the 2018 Notes were repurchased for $16.9 million and retired, resulting in the recognition of a $8.2 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first three months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first three months of 2015, a principal amount of $13.0 million of the 2018 Notes were repurchased for $13.3 million and retired, resulting in the recognition of a $0.3 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At March 31, 2016, Ryerson China’s total foreign borrowings were $20.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Açofran’s total foreign borrowings were $0.2 million at March 31, 2016 and December 31, 2015.

Availability under the foreign credit lines was $25 million and $23 million at March 31, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries totaled $1 million and $2 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$—	$1	$—	$—
Interest cost	7	9	1	1
Expected return on assets	(11)	(12)	—	—
Recognized actuarial (gain) loss	3	3	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit (credit) cost	$(1)	$1	$(2)	$(2)

Contributions

The Company has contributed $2 million to the pension plan fund through the three months ended March 31, 2016 and anticipates that it will have a minimum required pension contribution funding of approximately $20 million for the remaining nine months of 2016.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, we received correspondence from the EPA stating that its initial Remedial Investigation and Feasibility Study will be completed in “early 2016,” a Proposed Plan for the site should be released in April 2016, and a final cleanup decision for the site should be published in the Record of Decision by December 31, 2016. As of May 5, 2016, the EPA’s Proposed Plan for the site has not been released. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$0.1	Other accrued liabilities	$—
Commodity contracts	Prepaid expenses and other current assets	1.5	Prepaid expenses and other current assets	—	Other accrued liabilities	1.8	Other accrued liabilities	3.5
Total derivatives		$1.5		$0.1		$1.9		$3.5

As of March 31, 2016 and December 31, 2015, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.2 million and $1.6 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had 123 tons and 177 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of March 31, 2016 and December 31, 2015, the Company had 34,940 tons and 15,120 tons, respectively, of hot roll coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 14,876 tons and 13,878 tons as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company has 390,000 gallons and 533,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments under	Recognized in Income on	Three Months Ended March 31,
ASC 815	Derivatives	2016	2015
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$(0.2)	$0.1
Commodity contracts	Cost of materials sold	2.2	(3.8)
Diesel fuel hedges	Warehousing, delivery, selling, general and administrative	—	(0.1)
Total		$2.0	$(3.8)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2016:

	At March 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$3.8	$—	$—
Mark-to-market derivatives:
Commodity contracts	$—	$1.5	$—
Liabilities
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Commodity contracts	—	1.8	—
Total liability derivatives	$—	$1.9	$—

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

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	At March 31, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$70.5	$70.5	$63.2	$63.2
Restricted cash	2.1	2.1	1.2	1.2
Receivables less provision for allowances, claims and doubtful accounts	343.0	343.0	305.7	305.7
Accounts payable	265.9	265.9	206.3	206.3
Long-term debt, including current portion	976.6	848.9	1,023.5	855.3

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

Assets Held for Sale

The Company had $3.1 million and $4.2 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of March 31, 2016 and December 31, 2015, respectively. The Company recorded a $0.4 million gain in the three months ended March 31, 2015, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at March 31, 2016:

	At March 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$3.1	$—

The following table presents those assets that were measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at December 31, 2015:

	At December 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$4.2	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment was in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015.  As of March 31, 2016, the investment has been in an unrealized loss position from its adjusted cost basis for nine months. Management does not currently intend to sell the investment before recovery of its adjusted cost basis.  Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of March 31, 2016 can be summarized as follows:

	At March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(1.3)	$3.8

The Company’s available-for-sale securities as of December 31, 2015 can be summarized as follows:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.9)	$2.2

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2016.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available-For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2016	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$0.7	$(140.9)	$0.1
Net income (loss)	—	—	—	—	—	13.5	—	—	—	0.2	13.7	(0.2)
Foreign currency translation	—	—	—	—	—	—	4.2	—	—	—	4.2	—
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	3.0	—	—	—	3.0	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.3	—	—	0.3	—
Unrealized gain on available-for-sale investment, net of tax of $0.6	—	—	—	—	—	—	—	—	0.9	—	0.9	—
Stock-based compensation expense	—	—	—	—	0.2	—	—	—	—	—	0.2	—
Balance at March 31, 2016	32,312	$0.3	213	$(6.6)	$302.8	$(117.4)	$(46.6)	$(252.2)	$0.2	$0.9	$(118.6)	$(0.1)

The following table details the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments
	(In millions)
Balance at January 1, 2016	$(53.8)	$(252.5)	$(0.7)
Other comprehensive income before reclassifications	7.2	—	0.9
Amounts reclassified from accumulated other comprehensive income	—	0.3	—
Net current-period other comprehensive income	7.2	0.3	0.9
Balance at March 31, 2016	$(46.6)	$(252.2)	$0.2

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed
Details about Accumulated Other	March 31, 2016	March 31, 2015	Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$12.3	Other income and (expense) net
Tax benefit	—	(4.7)
Net of tax	$—	$7.6
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.1	$1.5	Warehousing, delivery, selling, general and administrative
Prior service credit	(0.7)	(0.6)	Warehousing, delivery, selling, general and administrative
Total before tax	0.4	0.9
Tax provision	0.1	0.3
Net of tax	$0.3	$0.6

NOTE 11: RELATED PARTIES

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million paid in August 2015. The total advisory fee recorded was zero for the three months ended March 31, 2016 and 2015.

NOTE 12: INCOME TAXES

For the three months ended March 31, 2016, the Company recorded income tax expense from operations of $8.1 million compared to an income tax benefit of $0.2 million in the prior year. The $8.1 million tax expense in the first three months of 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $24.3 million and $22.6 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 13: EARNINGS PER SHARE

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Potentially dilutive securities whose effect would have been antidilutive were not significant for the three months ended March 31, 2016 and 2015.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
Basic and diluted earnings (loss) per share	2016	2015
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$13.5	$(2.5)
Denominator:
Weighted average shares outstanding	32,099,700	32,037,500
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding adjusted for dilutive securities	32,099,700	32,037,500

Earnings (loss) per share
Basic	$0.42	$(0.08)
Diluted	$0.42	$(0.08)

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson Holding entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors party to the 2017 and 2018 Notes, whereby Ryerson Holding provided unconditional guarantees of the 2017 and 2018 Notes, jointly and severally with the other guarantors of the 2017 and 2018 Notes. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson Holding and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson Holding and its subsidiaries as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$601.2	$465.3	$89.3	$(453.2)	$702.6
Cost of materials sold	—	477.6	456.5	74.1	(453.2)	555.0
Gross profit	—	123.6	8.8	15.2	—	147.6
Warehousing, delivery, selling, general and administrative	0.1	91.0	5.3	12.9	—	109.3
Operating profit (loss)	(0.1)	32.6	3.5	2.3	—	38.3
Other income and (expense), net	—	8.2	—	(2.9)	—	5.3
Interest and other expense on debt	—	(21.5)	—	(0.5)	—	(22.0)
Intercompany transactions:
Interest expense on intercompany loans	—	(2.1)	—	(0.9)	3.0	—
Interest income on intercompany loans	—	—	3.0	—	(3.0)	—
Income (loss) before income taxes	(0.1)	17.2	6.5	(2.0)	—	21.6
Provision (benefit) for income taxes	(0.1)	5.0	3.3	(0.1)	—	8.1
Equity in (earnings) loss of subsidiaries	(13.5)	(1.3)	1.7	—	13.1	—
Net income (loss)	13.5	13.5	1.5	(1.9)	(13.1)	13.5
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Ryerson Holding Corporation	$13.5	$13.5	$1.5	$(1.9)	$(13.1)	$13.5
Comprehensive income	$21.9	$22.0	$2.4	$2.6	$(27.0)	$21.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income attributable to Ryerson Holding Corporation	$21.9	$22.0	$2.4	$2.6	$(27.0)	$21.9

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

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$13.5	$13.5	$1.5	$(1.9)	$(13.1)	$13.5
Non-cash (income) expenses	(0.6)	7.2	4.9	0.6	—	12.1
Equity in (earnings) loss of subsidiaries	(13.5)	(1.3)	1.7	—	13.1	—
Changes in working capital	0.6	3.4	11.1	6.3	—	21.4
Net adjustments	(13.5)	9.3	17.7	6.9	13.1	33.5
Net cash provided by operating activities	—	22.8	19.2	5.0	—	47.0
INVESTING ACTIVITIES:
Capital expenditures	—	(5.2)	—	(0.2)	—	(5.4)
Loan to related companies	—	—	(24.6)	—	24.6	—
Other investing activities	—	(0.1)	—	0.2	0.2	0.3
Net cash used in investing activities	—	(5.3)	(24.6)	—	24.8	(5.1)
FINANCING ACTIVITIES:
Repayment of debt	—	(16.9)	—	—	—	(16.9)
Net repayments of short-term borrowings	—	(22.3)	—	(1.2)	—	(23.5)
Proceeds from intercompany borrowings	—	24.6	—	—	(24.6)	—
Other financing activities	—	(2.1)	5.2	0.2	(0.2)	3.1
Net cash provided by (used in) financing activities	—	(16.7)	5.2	(1.0)	(24.8)	(37.3)
Net increase (decrease) in cash and cash equivalents	—	0.8	(0.2)	4.0	—	4.6
Effect of exchange rates on cash and cash equivalents	—	—	—	2.7	—	2.7
Net change in cash and cash equivalents	—	0.8	(0.2)	6.7	—	7.3
Beginning cash and cash equivalents	—	5.2	0.4	57.6	—	63.2
Ending cash and cash equivalents	$—	$6.0	$0.2	$64.3	$—	$70.5

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(2.5)	$(2.4)	$(2.9)	$(1.3)	$6.3	$(2.8)
Non-cash expenses	—	12.0	9.9	2.3	—	24.2
Equity in loss of subsidiaries	2.4	3.1	0.8	—	(6.3)	—
Changes in working capital	0.1	50.5	26.3	3.3	—	80.2
Net adjustments	2.5	65.6	37.0	5.6	(6.3)	104.4
Net cash provided by operating activities	—	63.2	34.1	4.3	—	101.6
INVESTING ACTIVITIES:
Capital expenditures	—	(4.9)	(0.3)	(0.5)	—	(5.7)
Loan repayment from related companies	—	—	8.4	—	(8.4)	—
Other investing activities	—	—	—	0.1	—	0.1
Net cash provided by (used in) investing activities	—	(4.9)	8.1	(0.4)	(8.4)	(5.6)
FINANCING ACTIVITIES:
Repayment of debt	—	(30.3)	—	—	—	(30.3)
Net proceeds/(repayments) of short-term borrowings	—	(27.9)	—	1.0	—	(26.9)
Repayment of intercompany borrowings	—	(8.4)	—	—	8.4	—
Net increase (decrease) in book overdrafts	—	16.0	(41.1)	—	—	(25.1)
Other financing activities	—	(0.4)	—	—	—	(0.4)
Net cash provided by (used in) financing activities	—	(51.0)	(41.1)	1.0	8.4	(82.7)
Net increase in cash and cash equivalents	—	7.3	1.1	4.9	—	13.3
Effect of exchange rates on cash and cash equivalents	—	—	—	(2.5)	—	(2.5)
Net change in cash and cash equivalents	—	7.3	1.1	2.4	—	10.8
Beginning cash and cash equivalents	11.1	4.6	0.7	43.6	—	60.0
Ending cash and cash equivalents	$11.1	$11.9	$1.8	$46.0	$—	$70.8

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$6.0	$0.2	$64.3	$—	$70.5
Receivables less provision for allowances, claims and doubtful accounts	—	264.9	6.7	71.4	—	343.0
Inventories	—	501.2	10.8	59.1	—	571.1
Intercompany receivable	—	—	160.4	—	(160.4)	—
Other current assets	—	15.8	3.9	10.5	—	30.2
Total current assets	—	787.9	182.0	205.3	(160.4)	1,014.8
Investments in subsidiaries	—	469.0	285.5	—	(754.5)	—
Intercompany notes receivable	—	—	325.7	—	(325.7)	—
Property, plant and equipment net of accumulated depreciation	—	367.7	3.1	27.0	—	397.8
Deferred charges	—	4.2	—	1.0	—	5.2
Other noncurrent assets	30.0	90.4	57.1	4.5	(17.0)	165.0
Total assets	$30.0	$1,719.2	$853.4	$237.8	$(1,257.6)	$1,582.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$56.6	$174.3	$35.0	$—	$265.9
Intercompany payable	0.8	136.6	—	23.0	(160.4)	—
Salaries, wages, and commissions	—	30.1	0.1	0.7	—	30.9
Short-term debt	—	—	—	20.8	—	20.8
Other current liabilities	—	62.7	0.6	8.9	—	72.2
Total current liabilities	0.8	286.0	175.0	88.4	(160.4)	389.8
Dividends in excess of investment in subsidiaries	148.7	—	—	—	(148.7)	—
Long-term debt	—	955.8	—	—	—	955.8
Long-term debt – intercompany	—	279.9	—	45.8	(325.7)	—
Deferred employee benefits	—	300.9	—	20.0	—	320.9
Other noncurrent liabilities	—	45.3	2.6	4.1	(17.0)	35.0
Total liabilities	149.5	1,867.9	177.6	158.3	(651.8)	1,701.5
Redeemable noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Ryerson Holding Corporation stockholders’ equity	(119.5)	(148.7)	675.8	78.7	(605.8)	(119.5)
Noncontrolling interest	—	—	—	0.9	—	0.9
Total liabilities and equity	$30.0	$1,719.2	$853.4	$237.8	$(1,257.6)	$1,582.8

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$5.2	$0.4	$57.6	$—	$63.2
Receivables less provision for allowances, claims and doubtful accounts	—	228.7	6.6	70.4	—	305.7
Inventories	—	488.2	13.5	54.1	—	555.8
Intercompany receivable	—	—	132.7	—	(132.7)	—
Other current assets	—	17.0	2.3	12.2	2.5	34.0
Total current assets	—	739.1	155.5	194.3	(130.2)	958.7
Investments in subsidiaries	—	462.0	287.4	0.1	(749.5)	—
Intercompany notes receivable	—	—	301.0	—	(301.0)	—
Property, plant and equipment net of accumulated depreciation	—	370.3	3.7	26.3	—	400.3
Deferred charges	—	3.9	—	1.1	—	5.0
Other noncurrent assets	29.9	91.5	60.1	4.1	(4.4)	181.2
Total assets	$29.9	$1,666.8	$807.7	$225.9	$(1,185.1)	$1,545.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$45.0	$132.4	$28.9	$—	$206.3
Intercompany payable	—	111.8	—	20.9	(132.7)	—
Salaries, wages, and commissions	—	24.8	0.5	1.0	—	26.3
Short-term debt	—	—	—	22.0	—	22.0
Other current liabilities	0.6	48.0	0.6	9.8	2.1	61.1
Total current liabilities	0.6	229.6	133.5	82.6	(130.6)	315.7
Dividends in excess of investment in subsidiaries	170.9	—	—	—	(170.9)	—
Long-term debt	—	1,001.5	—	—	—	1,001.5
Long-term debt – intercompany	—	258.1	—	42.9	(301.0)	—
Deferred employee benefits	—	308.2	—	19.5	—	327.7
Other noncurrent liabilities	—	40.3	0.7	4.1	(4.0)	41.1
Total liabilities	171.5	1,837.7	134.2	149.1	(606.5)	1,686.0
Redeemable noncontrolling interest	—	—	—	0.1	—	0.1
Ryerson Holding Corporation stockholders’ equity	(141.6)	(170.9)	673.5	76.0	(578.6)	(141.6)
Noncontrolling interest	—	—	—	0.7	—	0.7
Total liabilities and equity	$29.9	$1,666.8	$807.7	$225.9	$(1,185.1)	$1,545.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 9, 2016 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K filed on March 9, 2016.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil and gas. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

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

Results of Operations—Comparison of First Quarter 2016 to First Quarter 2015

	Three Months Ended March 31, 2016	% of Net Sales	Three Months Ended March 31, 2015	% of Net Sales
	($ in millions)
Net sales	$702.6	100.0%	$868.0	100.0%
Cost of materials sold	555.0	79.0	718.0	82.7
Gross profit	147.6	21.0	150.0	17.3
Warehousing, delivery, selling, general and administrative expenses	109.3	15.5	116.4	13.4
Operating profit	38.3	5.5	33.6	3.9
Other expenses	(16.7)	(2.4)	(36.6)	(4.2)
Income (loss) before income taxes	21.6	3.1	(3.0)	(0.3)
Provision (benefit) for income taxes	8.1	1.2	(0.2)	—
Net income (loss)	13.5	1.9	(2.8)	(0.3)
Less: Net loss attributable to noncontrolling interest	—	—	(0.3)	—
Net income (loss) attributable to Ryerson Holding Corporation	$13.5	1.9%	$(2.5)	(0.3)%
Basic and diluted earnings (loss) per share	$0.42		$(0.08)

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2016 and 2015:

	Three Months Ended March 31,
Product Line	2016	2015
Carbon Steel Flat	25%	23%
Carbon Steel Plate	10	11
Carbon Steel Long	16	17
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	16	16
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the first quarter of 2016 decreased 19.1% from the same period a year ago to $702.6 million. Average selling price decreased 19.4% from the price levels in the first quarter of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for all of our product lines with the largest decreases in our stainless plate, stainless flat and carbon plate products. Tons sold increased 0.4% in the first quarter of 2016 compared to the first quarter of 2015 with increases in shipments of stainless plate and carbon flat product lines offset by decreases in our carbon plate and carbon long products.

Cost of materials sold. Cost of materials sold decreased 22.7% to $555.0 million in the first quarter of 2016 compared to $718.0 million in the first quarter of 2015. The decrease in cost of materials sold in the first quarter of 2016 compared to the same period a year ago is primarily due to a decrease in average cost of materials sold per ton in the first quarter of 2016 compared to the year ago period. The average cost of materials sold per ton decreased to $1,161 in the first quarter of 2016 from $1,509 in the first quarter of 2015. The average cost of materials sold for our stainless plate, stainless flat and carbon plate product lines decreased more than our other products, in line with the change in average selling price per ton for these products. During the first quarter of 2016, LIFO income was $26.6 million compared to LIFO income of $12.0 million in the first quarter of 2015. As a result of falling average selling prices, LIFO income in the first quarter of 2016 was partially offset by an $11.8 million charge to record inventory at the lower of cost or market.

Gross profit. Gross profit decreased by $2.4 million to $147.6 million in the first quarter of 2016. Gross profit as a percent of sales in the first quarter of 2016 increased to 21.0% from 17.3% in the first quarter of 2015. While our revenue per ton decreased in the first quarter of 2016 as compared to the first quarter of 2015, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $7.1 million to $109.3 million in the first quarter of 2016 from $116.4 million in the first quarter of 2015. The decrease was primarily due to lower employee benefit costs of $4.1 million resulting mainly from a reduction in the net periodic benefit cost for pensions, lower facility costs of $1.8 million resulting mainly from lower utility and repair and maintenance costs, and lower salaries and wages of $1.2 million in the first quarter of 2016 compared to the first quarter of 2015. On a per ton basis, first quarter of 2016 operating expenses decreased to $229 per ton from $244 per ton in the first quarter of 2015.

Operating profit. For the first quarter of 2016, the Company reported an operating profit of $38.3 million, or $80 per ton, compared to an operating profit of $33.6 million, or $71 per ton, for the first quarter of 2015, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $22.0 million in the first quarter of 2016 from $25.3 million in the first quarter of 2015, primarily due to a lower principal amount outstanding of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and our 9% Senior Notes due 2017 (the “2017 Notes” and together with the 2018 Notes, the “2017 and 2018 Notes”) after the redemption of $30.1 million of the 2017 Notes and $30.1 million of the 2018 Notes in 2015, as well as the redemption of $25.1 million of the 2018 Notes in the first three months of 2016. Other income and (expense), net was income of $5.3 million in the first quarter of 2016 as compared to a charge of $11.3 million in the same period a year ago. The first quarter of 2016 included an $8.2 million gain on the early redemption of $25.1 million of principal amount of our 2018 Notes, which was partially offset by $2.9 million of foreign exchange losses related to our foreign operations. The other expense in the first quarter of 2015 is primarily related to a $12.3 million charge due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Other expense in the first quarter of 2015 also included a $0.5 million loss on the early redemption of $16.8 million of principal amount of our 2017 Notes and $13.0 million of principal amount of our 2018 Notes. These expenses in the first quarter of 2015 were partially offset by $1.6 million of foreign exchange gains related to our foreign operations.

Provision for income taxes. In the first quarter of 2016, the Company recorded income tax expense of $8.1 million compared to an income tax benefit of $0.2 million in the first quarter of 2015. The $8.1 million income tax expense in the first quarter of 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $0.2 million income tax benefit in the first quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and the discrete tax effect of the other-than-temporary impairment charge recorded during the quarter.

Earnings per share. Basic and diluted earnings per share was $0.42 in the first quarter of 2016 compared to loss per share of $0.08 in the first quarter of 2015. The changes in earnings per share are due to the results of operations discussed above.

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

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2016	2015
	(In millions)

Net cash provided by operating activities	$47.0	$101.6
Net cash used in investing activities	(5.1)	(5.6)
Net cash used in financing activities	(37.3)	(82.7)
Effect of exchange rates on cash and cash equivalents	2.7	(2.5)
Net increase in cash and cash equivalents	$7.3	$10.8

The Company had cash and cash equivalents of $70.5 million at March 31, 2016, compared to $63.2 million at December 31, 2015. The Company had $27 million and zero of qualified cash pledged as collateral at March 31, 2016 and December 31, 2015, respectively. The Company had $977 million and $1,024 million of total debt outstanding at March 31, 2016 and December 31, 2015, respectively, and a debt-to-capitalization ratio of 114% at March 31, 2016 and 116% at December 31, 2015. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $313 million at March 31, 2016 versus $273 million at December 31, 2015. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2016	December 31, 2015
	(In millions)

Cash and cash equivalents	$71	$63
Less: Qualified cash pledged as collateral	(27)	—
Marketable securities	4	2
Availability under Ryerson Credit Facility and foreign debt facilities	265	208
Total liquidity	$313	$273

Of the total cash and cash equivalents, as of March 31, 2016, $63.8 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $47.0 million in the first three months of 2016 was primarily due to an increase in accounts payable of $54.6 million resulting from a higher level of material purchases at the end of the first quarter of 2016 compared to year-end 2015, an increase in accrued liabilities of $16.9 million, net income of $13.5 million and non-cash depreciation and amortization expense of $10.9 million. Partially offsetting the cash inflows were an increase in accounts receivable of $36.0 million resulting from higher sales levels in the first three months of 2016 compared to year-end 2015 and an increase of $12.6 million in inventory. Net cash provided by operating activities of $101.6 million in the first three months of 2015 was primarily due to a decrease in inventory of $70.8 million as we reduced inventory as metal prices weakened during the period. In addition, accounts payable increased $31.9 million resulting from a higher level of material purchases at the end of the first quarter of 2015 compared to year-end 2014 and non-cash depreciation and amortization expense was $11.1 million. Partially offsetting the cash inflows were pension contributions of $11.0 million.

Capital expenditures during the first three months of 2016 totaled $5.4 million compared to $5.7 million in the first three months of 2015. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $1.2 million and $0.1 million during the first three months of 2016 and 2015, respectively.

Net cash used in financing activities in the first three months of 2016 was $37.3 million compared to net cash used in financing activities of $82.7 million in the first three months of 2015. Net cash used in financing activities in the first three months of 2016 was primarily related to the early redemption of $25.1 million principal amount of the 2018 Notes repurchased for $16.9 million and $23.5 million of repayments of credit facility borrowings with cash provided by operations discussed above, partially offset by an increase in book overdrafts of $4.4 million. Net cash used in financing activities in the first three months of 2015 was primarily related to the early redemption of $16.8 million principal amount of the 2017 Notes repurchased for $17.0 million and the early redemption of $13.0 million principal amount of the 2018 Notes repurchased for $13.3 million, $26.9 million of repayments of credit facility borrowings with cash provided by operations discussed above, and a decrease in book overdrafts of $25.1 million.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheets decreased to $976.6 million at March 31, 2016 from $1,023.5 million at December 31, 2015.

Total debt outstanding as of March 31, 2016 consisted of the following amounts: $249.9 million borrowing under the Ryerson Credit Facility, $569.9 million under the 2017 Notes, $145.3 million under the 2018 Notes, and $20.8 million of foreign debt, less $9.3 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement (the “Old Credit Facility”) and entered into the Ryerson Credit Facility. Borrowings under the Ryerson Credit Facility were used to repay indebtedness under the Old Credit Facility. The Ryerson Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the Ryerson Credit Facility, the Company recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At March 31, 2016, Ryerson had $249.9 million of outstanding borrowings, $16 million of letters of credit issued and $240 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.5 percent and 2.1 percent at March 31, 2016 and December 31, 2015, respectively.

The total $1.0 billion Ryerson Credit Facility has an allocation of $925 million to the Company’s subsidiaries in the United States and an allocation of $75 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level,

Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

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

The 2017 Notes became redeemable by the Company, in whole or in part on April 15, 2015 and the 2018 Notes became redeemable, in whole or in part, on October 15, 2015, in each case at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

As of March 31, 2016, $569.9 million and $145.3 million of the original outstanding principal amount of the 2017 and 2018 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase 2017 and 2018 Notes in the open market. During the first three months of 2016, a principal amount of $25.1 million of the 2018 Notes were repurchased for $16.9 million and retired, resulting in the recognition of a $8.2 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first three months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first three months of 2015, a principal amount of $13.0 million of the 2018 Notes were repurchased for $13.3 million and retired, resulting in the recognition of a $0.3 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At March 31, 2016, Ryerson China’s total foreign borrowings were $20.6 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Açofran’s total foreign borrowings were $0.2 million at March 31, 2016 and December 31, 2015.

Availability under the foreign credit lines was $25 million and $23 million at March 31, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries totaled $1 million and $2 million at March 31, 2016 and December 31, 2015, respectively.

Pension Funding

At December 31, 2015, pension liabilities exceeded plan assets by $238 million. The Company anticipates that it will have a minimum required pension contribution of approximately $22 million in 2016 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2016, the Company has made $2 million in pension contributions, and anticipates an additional $20 million of contributions in the remaining nine months of 2016. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2016.

Contractual Obligations

The following table presents contractual obligations at March 31, 2016:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$570	$—	$570	$—	$—
2018 Notes	145	—	145	—	—
Ryerson Credit Facility	250	—	250	—	—
Foreign Debt	21	21	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	130	74	56	—	—
Purchase Obligations (4)	24	24	—	—	—
Operating Leases	101	26	36	22	17
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	14	5	6	3	—
Total	$1,256	$150	$1,063	$25	$18

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $849 million at March 31, 2016 and $855 million at December 31, 2015 as compared with the carrying value of $977 million and $1,024 million at March 31, 2016 and December 31, 2015, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2016 by approximately $1 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.2 million outstanding at March 31, 2016 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2016, the Company recognized a loss of $0.2 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2016 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of March 31, 2016, we had 123 tons of nickel futures or option contracts, 34,940 tons of hot roll coil option contracts and 14,876 tons of aluminum price swaps outstanding with a net liability value of $0.1 million, a net asset value of $0.6 million, and a net liability value of $0.6 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2016, the Company recognized a gain of $2.2 million associated with its metal commodity derivatives.

As of March 31, 2016, we had diesel fuel price swaps with respect to the purchase of 390,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet.  We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  As of March 31, 2016, our diesel fuel hedges outstanding had a liability value of $0.2 million.  For the three months ended March 31, 2016 the Company recognized no gain or loss associated with the diesel fuel hedges.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2016 would increase or decrease the fair value of commodity derivative contracts by $4.1 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2016.

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

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Erich S. Schnaufer, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ ERICH S. SCHNAUFER
Erich S. Schnaufer Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: May 5, 2016