Form 10-Q
period 2016-06-30
Ryerson Holding Corp
filed 2016-08-09
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 8, 2016, there were 37,099,700 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$739.8	$840.4	$1,442.4	$1,708.4
Cost of materials sold	576.8	674.6	1,131.8	1,392.6
Gross profit	163.0	165.8	310.6	315.8
Warehousing, delivery, selling, general and administrative	113.1	114.2	222.4	230.6
Impairment charges on fixed assets	—	1.4	—	1.4
Operating profit	49.9	50.2	88.2	83.8
Other income and (expense), net	(18.3)	(0.6)	(13.0)	(11.9)
Interest and other expense on debt	(21.9)	(23.8)	(43.9)	(49.1)
Income before income taxes	9.7	25.8	31.3	22.8
Provision for income taxes	4.3	10.2	12.4	10.0
Net income	5.4	15.6	18.9	12.8
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.2)	(0.2)	(0.5)
Net income attributable to Ryerson Holding Corporation	$5.6	$15.8	$19.1	$13.3
Comprehensive income	$5.9	$20.1	$27.8	$11.0
Less: Comprehensive loss attributable to noncontrolling interest	(0.1)	(0.3)	(0.1)	(0.6)
Comprehensive income attributable to Ryerson Holding Corporation	$6.0	$20.4	$27.9	$11.6
Basic earnings per share	$0.17	$0.49	$0.60	$0.41
Diluted earnings per share	$0.17	$0.49	$0.59	$0.41

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$18.9	$12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.6	22.2
Stock-based compensation	0.7	—
Deferred income taxes	10.9	10.8
Provision for allowances, claims and doubtful accounts	1.3	2.0
Loss on retirement of debt	6.9	0.7
Other-than-temporary impairment charge on available-for-sale investments	2.8	12.3
Impairment charges on fixed assets	—	1.4
Premium and fees paid related to debt modification	(15.3)	—
Other items	—	(0.7)
Change in operating assets and liabilities:
Receivables	(54.7)	4.8
Inventories	(41.6)	80.0
Other assets	1.5	3.1
Accounts payable	64.9	53.0
Accrued liabilities	2.4	(8.5)
Accrued taxes payable/receivable	2.4	(2.8)
Deferred employee benefit costs	(20.1)	(28.2)
Net adjustments	(16.3)	150.1
Net cash provided by operating activities	2.6	162.9
Investing activities:
Decrease in restricted cash	0.1	0.3
Capital expenditures	(13.3)	(12.7)
Proceeds from sale of property, plant and equipment	1.6	2.4
Net cash used in investing activities	(11.6)	(10.0)
Financing activities:
Long-term debt issued	650.0	—
Repayment of debt	(689.0)	(45.8)
Net proceeds (repayments) of short-term borrowings	54.6	(69.0)
Net increase (decrease) in book overdrafts	9.6	(29.5)
Long-term debt issuance costs	(5.0)	—
Principal payments on capital lease obligations	(2.6)	(0.7)
Contributions from non-controlling interest	0.2	—
Net cash provided by (used in) financing activities	17.8	(145.0)
Net increase in cash and cash equivalents	8.8	7.9
Effect of exchange rate changes on cash and cash equivalents	2.5	(1.9)
Net change in cash and cash equivalents	11.3	6.0
Cash and cash equivalents—beginning of period	63.2	60.0
Cash and cash equivalents—end of period	$74.5	$66.0
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$46.6	$45.9
Income taxes, net	1.2	2.0
Noncash investing activities:
Asset additions under capital leases	$0.5	$1.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74.5	$63.2
Restricted cash	1.1	1.2
Receivables less provision for allowances, claims and doubtful accounts of $5.1 in 2016 and $5.2 in 2015	360.9	305.7
Inventories	599.9	555.8
Prepaid expenses and other current assets	32.7	32.8
Total current assets	1,069.1	958.7
Property, plant, and equipment, at cost	662.2	654.5
Less: Accumulated depreciation	267.8	254.2
Property, plant and equipment, net	394.4	400.3
Deferred income taxes	14.7	31.8
Other intangible assets	43.4	46.2
Goodwill	103.2	103.2
Deferred charges and other assets	5.2	5.0
Total assets	$1,630.0	$1,545.2
Liabilities
Current liabilities:
Accounts payable	$281.3	$206.3
Salaries, wages and commissions	39.0	26.3
Other accrued liabilities	41.5	52.0
Short-term debt	18.5	22.0
Current portion of deferred employee benefits	9.2	9.1
Total current liabilities	389.5	315.7
Long-term debt	1,009.9	1,001.5
Deferred employee benefits	308.0	327.7
Taxes and other credits	34.7	41.1
Total liabilities	1,742.1	1,686.0
Commitments and contingencies
Redeemable noncontrolling interest	(0.2)	0.1
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2016 and 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,312,200 shares issued at 2016 and 2015	0.3	0.3
Capital in excess of par value	303.3	302.6
Accumulated deficit	(111.8)	(130.9)
Treasury stock at cost – Common stock of 212,500 shares in 2016 and 2015	(6.6)	(6.6)
Accumulated other comprehensive loss	(298.2)	(307.0)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(113.0)	(141.6)
Noncontrolling interest	1.1	0.7
Total equity (deficit)	(111.9)	(140.9)
Total liabilities and equity	$1,630.0	$1,545.2

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

Ryerson Holding conducts materials distribution operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2016	2015	2016	2015
Carbon Steel Flat	26%	24%	26%	24%
Carbon Steel Plate	10	11	10	11
Carbon Steel Long	14	15	14	16
Stainless Steel Flat	16	17	16	17
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	3	4	3
Aluminum Flat	16	17	16	16
Aluminum Plate	3	3	3	3
Aluminum Long	5	4	5	4
Other	2	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015 and represents a change in accounting principle. In addition, this update requires retrospective application, which resulted in the reclassification of $11.0 million of capitalized debt issuance costs from deferred charges and other assets to long-term debt at December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance as of April 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments (including ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The new revenue standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases.” The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. Full retrospective application is prohibited. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. We are still assessing the impact of adoption on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The amendment also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses rather than a write-down, thus enabling the ability to record reversals of credit losses in current period net income. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update. Early adoption is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt this guidance for our fiscal year beginning January 1, 2020. We are still assessing the impact of adoption on our consolidated financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2016 and December 31, 2015 as follows:

	June 30,	December 31,
	2016	2015
	(In millions)
In process and finished products	$599.9	$555.8

If current cost had been used to value inventories, such inventories would have been $142 million and $122 million lower than reported at June 30, 2016 and December 31, 2015, respectively. Approximately 91% of inventories are accounted for under the LIFO method at June 30, 2016 and December 31, 2015. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled $36.2 million and $37.9 million at June 30, 2016 and December 31, 2015, respectively.

The Company has consignment inventory at certain customer locations, which totaled $8.3 million and $9.9 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $103.2 million at June 30, 2016 and December 31, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2015, and it was determined that no impairment existed in 2015.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In millions)
Ryerson Credit Facility	$330.1	$272.2
9.00% Senior Secured Notes due 2017	—	569.9
11.25% Senior Notes due 2018	48.5	170.4
11.00% Senior Secured Notes due 2022	650.0	—
Foreign debt	18.5	22.0
Unamortized debt issuance costs and discounts	(18.7)	(11.0)
Total debt	1,028.4	1,023.5
Less: Short-term foreign debt	18.5	22.0
Total long-term debt	$1,009.9	$1,001.5

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

At June 30, 2016, Ryerson had $330.1 million of outstanding borrowings, $16 million of letters of credit issued and $219 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.3 percent and 2.1 percent at June 30, 2016 and December 31, 2015, respectively.

The $1.0 billion Ryerson Credit Facility has an allocation of $875 million to the Company’s subsidiaries in the United States and an allocation of $125 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

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

2017, 2018 and 2022 Notes

On October 10, 2012, JT Ryerson issued $300 million in aggregate principal amount of the 11.25% Senior Notes due 2018 (the “2018 Notes”). The remaining $48.5 million of the 2018 Notes bears interest at a rate of 11.25% per annum. The 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. The 2018 Notes are not secured.

The 2018 Notes became redeemable, in whole or in part, on October 15, 2015, at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

On May 24, 2016, JT Ryerson issued $650 million in aggregate principal amount of the 2022 Notes (the “2022 Notes”). The 2022 Notes bear interest at a rate of 11.00% per annum. The 2022 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, was used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9.00% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of the 2018 Notes, and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $15.7 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, money, deposit accounts and related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

The 2022 Notes will be redeemable, in whole or in part, at any time on or after May 15, 2019 at certain redemption prices. The redemption price for the 2022 Notes if redeemed during the twelve months beginning (i) May 15, 2019 is 105.50%, (ii) May 15, 2020 is 102.75%, and (iii) May 15, 2021 and thereafter is 100.00%. JT Ryerson may redeem some or all of the 2022 Notes before May 15, 2019 at a redemption price of 100.00% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. In addition, JT Ryerson may redeem up to 35% of the 2022 Notes before May 15, 2019 with respect to the 2022 Notes with the net cash proceeds from certain equity offerings at a price equal to 111.00%, with respect to the 2022 Notes, of the principal amount thereof, plus any accrued and unpaid interest, if any. JT Ryerson may be required to make an offer to purchase the 2022 Notes upon the sale of assets or upon a change of control.

The 2018 Notes and 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

As of June 30, 2016, zero, $48.5 million and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase long-term notes in the open market.

During the first six months of 2016, a principal amount of $27.0 million of the 2018 Notes were repurchased for $18.2 million and retired, resulting in the recognition of an $8.8 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Including the $15.7 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, the Company recognized a total net loss of $6.9 million within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during the first six months of 2016.

During the first six months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first six months of 2015, a principal amount of $28.3 million of the 2018 Notes were repurchased for $28.8 million and retired, resulting in the recognition of a $0.5 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At June 30, 2016, Ryerson China’s foreign borrowings were $18.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Other foreign borrowings were $0.1 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively.

Availability under the foreign credit lines was $27 million and $23 million at June 30, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $2 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$—	$—	$—
Interest cost	7	10	—	1
Expected return on assets	(11)	(12)	—	—
Recognized actuarial (gain) loss	3	4	(2)	(2)
Net periodic benefit (credit) cost	$—	$2	$(2)	$(1)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	14	19	1	2
Expected return on assets	(22)	(24)	—	—
Prior service credit	—	—	—	(1)
Recognized actuarial (gain) loss	6	7	(4)	(4)
Amortization of prior service credit	—	—	(1)	—
Net periodic benefit (credit) cost	$(1)	$3	$(4)	$(3)

The Company has contributed $10 million to the pension plan fund through the six months ended June 30, 2016 and anticipates that it will have a minimum required pension contribution funding of approximately $12 million for the remaining six months of 2016.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, the EPA published its Final Remedial Investigation Report. On June 8, 2016, the EPA published both the Draft Feasibility Study and associated Superfund Proposed Plan (“Proposed Plan”). The Proposed Plan includes a combination of dredging, capping and enhanced natural recovery that would take approximately seven years to construct plus additional time for monitored natural recovery, at an estimated overall cost of $745.7 million. The public comment period on the Proposed Plan commenced on June 9, 2016, and is scheduled to close on September 6, 2016. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the Proposed Plan will be executed as currently proposed, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Derivatives not designated as	Balance		Balance		Balance		Balance
hedging instruments under	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
ASC 815	Location	Value	Location	Value	Location	Value	Location	Value
	(In millions)
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	$0.1	Other accrued liabilities	$—
Commodity contracts	Prepaid expenses and other current assets	5.1	Prepaid expenses and other current assets	—	Other accrued liabilities	0.3	Other accrued liabilities	3.5
Total derivatives		$5.1		$0.1		$0.4		$3.5

As of June 30, 2016 and December 31, 2015, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $1.5 million and $1.6 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had 2,608 tons and 177 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of June 30, 2016 and December 31, 2015, the Company had 24,910 tons and 15,120 tons, respectively, of hot roll coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 12,166 tons and 13,878 tons as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company has 273,000 gallons and 533,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments under	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
ASC 815	Derivatives	2016	2015	2016	2015
		(In millions)
Metal commodity contracts	Cost of materials sold	5.1	(3.5)	7.3	(7.4)
Diesel fuel hedges	Warehousing, delivery, selling, general and administrative	0.1	0.1	0.1	0.1
Foreign exchange contracts	Other income and (expense), net	$0.1	$(0.1)	$(0.1)	$—
Total		$5.3	$(3.5)	$7.3	$(7.3)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2016:

	At June 30, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$2.3	$—	$—
Mark-to-market derivatives:
Commodity contracts	$—	$5.1	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.3	$—
Foreign exchange contracts	—	0.1	—
Total liability derivatives	$—	$0.4	$—

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

The carrying and estimated fair values of our financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	At June 30, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$74.5	$74.5	$63.2	$63.2
Restricted cash	1.1	1.1	1.2	1.2
Receivables less provision for allowances, claims and doubtful accounts	360.9	360.9	305.7	305.7
Accounts payable	281.3	281.3	206.3	206.3
Long-term debt, including current portion	1,028.4	1,052.0	1,023.5	855.3

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

Assets Held for Sale

The Company had $4.2 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of June 30, 2016 and December 31, 2015. The Company recorded a net impairment charge of zero and $0.9 million in the six months ended June 30, 2016 and 2015, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at June 30, 2016:

	At June 30, 2016
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

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. As of June 30, 2016, the investment has been in an unrealized loss position from its adjusted cost basis for twelve months. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $2.8 million impairment charge within other income and (expense), net in the second quarter of 2016.  The investment was also in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2016 can be summarized as follows:

	At June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$2.3	$—	$—	$2.3

The Company’s available-for-sale securities as of December 31, 2015 can be summarized as follows:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.9)	$2.2

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2016.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Non-controlling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2016	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$0.7	$(140.9)	$0.1
Net income (loss)	—	—	—	—	—	19.1	—	—	—	0.4	19.5	(0.6)
Foreign currency translation	—	—	—	—	—	—	3.8	—	—	—	3.8	0.1
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	2.8	—	—	—	2.8	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.5	—	—	0.5	—
Other-than-temporary impairment, net of tax of $1.1	—	—	—	—	—	—	—	—	1.7	—	1.7	—
Stock-based compensation expense	—	—	—	—	0.7	—	—	—	—	—	0.7	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	0.2
Balance at June 30, 2016	32,312	$0.3	213	$(6.6)	$303.3	$(111.8)	$(47.2)	$(252.0)	$1.0	$1.1	$(111.9)	$(0.2)

The following table details changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments
	(In millions)
Balance at January 1, 2016	$(53.8)	$(252.5)	$(0.7)
Other comprehensive income before reclassifications	6.6	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	1.7
Net current-period other comprehensive income	6.6	0.5	1.7
Balance at June 30, 2016	$(47.2)	$(252.0)	$1.0

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2016		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$2.8	$2.8	Other income and (expense), net
Tax benefit	(1.1)	(1.1)
Net of tax	$1.7	$1.7
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.2	$2.3	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.8)	(1.5)	Warehousing, delivery, selling, general and administrative
Total before tax	0.4	0.8
Tax provision	0.2	0.3
Net of tax	$0.2	$0.5

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

NOTE 11: RELATED PARTIES

JT Ryerson was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee services agreement, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional and final payment of $10.0 million paid in August 2015.

NOTE 12: INCOME TAXES

For the three months ended June 30, 2016, the Company recorded income tax expense of $4.3 million compared to $10.2 million in the prior year. The $4.3 million tax expense for the three months ended June 30, 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the six months ended June 30, 2016, the Company recorded income tax expense of $12.4 million compared to $10.0 million in the prior year. The $12.4 million tax expense for the six months ended June 30, 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $23.6 million and $22.6 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 13: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2016	2015	2016	2015
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$5.6	$15.8	$19.1	$13.3
Denominator:
Weighted average shares outstanding	32,099,700	32,037,500	32,099,700	32,037,500
Dilutive effect of stock-based awards	136,823	—	53,008	—
Weighted average shares outstanding adjusted for dilutive securities	32,236,523	32,037,500	32,152,708	32,037,500

Earnings per share
Basic	$0.17	$0.49	$0.60	$0.41
Diluted	$0.17	$0.49	$0.59	$0.41

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, JT Ryerson issued the 2018 Notes. The 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. On December 30, 2014, Ryerson Holding entered into agreements with JT Ryerson, as issuer, Wells Fargo Bank, as trustee, and each of the guarantors party to the 2018 Notes, whereby Ryerson Holding provided unconditional guarantees of the 2018 Notes, jointly and severally with the other guarantors of the 2018 Notes.

Each guarantor of the 2018 Notes is 100% owned by Ryerson Holding and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson Holding and its subsidiaries as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and 2015.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$645.7	$491.0	$95.5	$(492.4)	$739.8
Cost of materials sold	—	505.8	485.1	78.3	(492.4)	576.8
Gross profit	—	139.9	5.9	17.2	—	163.0
Warehousing, delivery, selling, general and administrative	0.3	98.8	1.3	12.7	—	113.1
Operating profit (loss)	(0.3)	41.1	4.6	4.5	—	49.9
Other income and (expense), net	—	(15.0)	(2.8)	(0.5)	—	(18.3)
Interest and other expense on debt	—	(21.3)	—	(0.6)	—	(21.9)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.7)	—	(0.9)	2.6	—
Interest income on intercompany loans	—	—	2.6	—	(2.6)	—
Income (loss) before income taxes	(0.3)	3.1	4.4	2.5	—	9.7
Provision for income taxes	—	2.7	0.1	1.5	—	4.3
Equity in earnings of subsidiaries	(5.9)	(5.5)	(1.7)	—	13.1	—
Net income	5.6	5.9	6.0	1.0	(13.1)	5.4
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income attributable to Ryerson Holding Corporation	$5.6	$5.9	$6.0	$1.2	$(13.1)	$5.6
Comprehensive income	$6.0	$6.4	$7.2	$0.8	$(14.5)	$5.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Ryerson Holding Corporation	$6.0	$6.4	$7.2	$0.9	$(14.5)	$6.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$734.7	$536.3	$106.9	$(537.5)	$840.4
Cost of materials sold	—	590.6	530.0	91.5	(537.5)	674.6
Gross profit	—	144.1	6.3	15.4	—	165.8
Warehousing, delivery, selling, general and administrative	0.1	96.4	1.3	16.4	—	114.2
Impairment charges on fixed assets	—	0.1	—	1.3	—	1.4
Operating profit (loss)	(0.1)	47.6	5.0	(2.3)	—	50.2
Other income and (expense), net	—	(0.2)	0.1	(0.5)	—	(0.6)
Interest and other expense on debt	—	(23.2)	—	(0.6)	—	(23.8)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.6)	—	(1.0)	2.6	—
Interest income on intercompany loans	—	—	2.6	—	(2.6)	—
Income (loss) before income taxes	(0.1)	22.6	7.7	(4.4)	—	25.8
Provision (benefit) for income taxes	—	2.2	8.4	(0.4)	—	10.2
Equity in (earnings) loss of subsidiaries	(15.9)	4.5	3.8	—	7.6	—
Net income (loss)	15.8	15.9	(4.5)	(4.0)	(7.6)	15.6
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Ryerson Holding Corporation	$15.8	$15.9	$(4.5)	$(3.8)	$(7.6)	$15.8
Comprehensive income (loss)	$20.4	$20.5	$(2.4)	$(2.8)	$(15.6)	$20.1
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$20.4	$20.5	$(2.4)	$(2.5)	$(15.6)	$20.4

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$1,260.7	$942.5	$184.8	$(945.6)	$1,442.4
Cost of materials sold	—	993.8	931.3	152.3	(945.6)	1,131.8
Gross profit	—	266.9	11.2	32.5	—	310.6
Warehousing, delivery, selling, general and administrative	0.4	193.9	2.5	25.6	—	222.4
Operating profit (loss)	(0.4)	73.0	8.7	6.9	—	88.2
Other income and (expense), net	—	(6.8)	(2.8)	(3.4)	—	(13.0)
Interest and other expense on debt	—	(42.8)	—	(1.1)	—	(43.9)
Intercompany transactions:
Interest expense on intercompany loans	—	(3.5)	—	(1.8)	5.3	—
Interest income on intercompany loans	—	—	5.3	—	(5.3)	—
Income (loss) before income taxes	(0.4)	19.9	11.2	0.6	—	31.3
Provision (benefit) for income taxes	(0.1)	7.7	3.4	1.4	—	12.4
Equity in earnings of subsidiaries	(19.4)	(7.2)	—	—	26.6	—
Net income (loss)	19.1	19.4	7.8	(0.8)	(26.6)	18.9
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Ryerson Holding Corporation	$19.1	$19.4	$7.8	$(0.6)	$(26.6)	$19.1
Comprehensive income	$27.9	$28.4	$9.6	$3.4	$(41.5)	$27.8
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Ryerson Holding Corporation	$27.9	$28.4	$9.6	$3.5	$(41.5)	$27.9

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$1,502.2	$1,038.3	$209.1	$(1,041.2)	$1,708.4
Cost of materials sold	—	1,228.5	1,026.2	179.1	(1,041.2)	1,392.6
Gross profit	—	273.7	12.1	30.0	—	315.8
Warehousing, delivery, selling, general and administrative	0.2	196.6	2.5	31.3	—	230.6
Impairment charges on fixed assets and goodwill	—	0.1	—	1.3	—	1.4
Operating profit (loss)	(0.2)	77.0	9.6	(2.6)	—	83.8
Other income and (expense), net	—	(0.7)	(12.2)	1.0	—	(11.9)
Interest and other expense on debt	—	(47.7)	—	(1.4)	—	(49.1)
Intercompany transactions:
Interest expense on intercompany loans	—	(2.8)	—	(1.9)	4.7	—
Interest income on intercompany loans	—	—	4.7	—	(4.7)	—
Income (loss) before income taxes	(0.2)	25.8	2.1	(4.9)	—	22.8
Provision (benefit) for income taxes	(0.1)	4.9	4.8	0.4	—	10.0
Equity in (earnings) loss of subsidiaries	(13.4)	7.5	4.6	—	1.3	—
Net income (loss)	13.3	13.4	(7.3)	(5.3)	(1.3)	12.8
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Ryerson Holding Corporation	$13.3	$13.4	$(7.3)	$(4.8)	$(1.3)	$13.3
Comprehensive income (loss)	$11.6	$11.7	$(1.3)	$(10.2)	$(0.8)	$11.0
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$11.6	$11.7	$(1.3)	$(9.6)	$(0.8)	$11.6

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$19.1	$19.4	$7.8	$(0.8)	$(26.6)	$18.9
Non-cash (income) expenses	(0.5)	21.4	6.4	1.6	—	28.9
Equity in earnings of subsidiaries	(19.4)	(7.2)	—	—	26.6	—
Changes in working capital	0.8	(58.5)	6.2	6.3	—	(45.2)
Net adjustments	(19.1)	(44.3)	12.6	7.9	26.6	(16.3)
Net cash provided by (used in) operating activities	—	(24.9)	20.4	7.1	—	2.6
INVESTING ACTIVITIES:
Capital expenditures	—	(12.8)	—	(0.5)	—	(13.3)
Loan to related companies	—	—	(28.6)	—	28.6	—
Other investing activities	—	0.6	—	0.6	0.5	1.7
Net cash provided by (used in) investing activities	—	(12.2)	(28.6)	0.1	29.1	(11.6)
FINANCING ACTIVITIES:
Long-term debt issued	—	650.0	—	—	—	650.0
Repayment of debt	—	(689.0)	—	—	—	(689.0)
Net proceeds/(repayments) of short-term borrowings	—	58.0	—	(3.4)	—	54.6
Proceeds from intercompany borrowings	—	28.6	—	—	(28.6)	—
Other financing activities	—	(6.2)	8.2	0.7	(0.5)	2.2
Net cash provided by (used in) financing activities	—	41.4	8.2	(2.7)	(29.1)	17.8
Net increase in cash and cash equivalents	—	4.3	—	4.5	—	8.8
Effect of exchange rates on cash and cash equivalents	—	—	—	2.5	—	2.5
Net change in cash and cash equivalents	—	4.3	—	7.0	—	11.3
Beginning cash and cash equivalents	—	5.3	0.2	57.7	—	63.2
Ending cash and cash equivalents	$—	$9.6	$0.2	$64.7	$—	$74.5

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$13.3	$13.4	$(7.3)	$(5.3)	$(1.3)	$12.8
Non-cash (income) expenses	(0.1)	23.4	20.4	5.0	—	48.7
Equity in (earnings) loss of subsidiaries	(13.4)	7.5	4.6	—	1.3	—
Changes in working capital	0.1	59.9	34.7	6.7	—	101.4
Net adjustments	(13.4)	90.8	59.7	11.7	1.3	150.1
Net cash provided by (used in) operating activities	(0.1)	104.2	52.4	6.4	—	162.9
INVESTING ACTIVITIES:
Capital expenditures	—	(11.0)	(0.5)	(1.2)	—	(12.7)
Loan to related companies	—	—	(26.9)	—	26.9	—
Other investing activities	—	2.5	(0.1)	—	0.3	2.7
Net cash used in investing activities	—	(8.5)	(27.5)	(1.2)	27.2	(10.0)
FINANCING ACTIVITIES:
Repayment of debt	—	(45.8)	—	—	—	(45.8)
Net repayments of short-term borrowings	—	(68.6)	—	(0.4)	—	(69.0)
Proceeds from intercompany borrowings	—	26.9	—	—	(26.9)	—
Net decrease in book overdrafts	—	(4.3)	(25.2)	—	—	(29.5)
Other financing activities	—	(0.7)	0.2	0.1	(0.3)	(0.7)
Net cash used in financing activities	—	(92.5)	(25.0)	(0.3)	(27.2)	(145.0)
Net increase (decrease) in cash and cash equivalents	(0.1)	3.2	(0.1)	4.9	—	7.9
Effect of exchange rates on cash and cash equivalents	—	—	0.1	(2.0)	—	(1.9)
Net change in cash and cash equivalents	(0.1)	3.2	—	2.9	—	6.0
Beginning cash and cash equivalents	11.1	5.1	0.2	43.6	—	60.0
Ending cash and cash equivalents	$11.0	$8.3	$0.2	$46.5	$—	$66.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$9.6	$0.2	$64.7	$—	$74.5
Receivables less provision for allowances, claims and doubtful accounts	—	285.3	0.4	75.2	—	360.9
Inventories	—	539.8	1.3	58.8	—	599.9
Intercompany receivable	—	—	166.3	—	(166.3)	—
Other current assets	—	22.4	2.3	9.1	—	33.8
Total current assets	—	857.1	170.5	207.8	(166.3)	1,069.1
Investments in subsidiaries	—	374.2	287.3	—	(661.5)	—
Intercompany notes receivable	—	—	302.9	—	(302.9)	—
Property, plant and equipment net of accumulated depreciation	—	368.1	0.5	25.8	—	394.4
Deferred income taxes	30.0	—	1.2	3.8	(20.3)	14.7
Other noncurrent assets	—	150.1	0.4	1.3	—	151.8
Total assets	$30.0	$1,749.5	$762.8	$238.7	$(1,151.0)	$1,630.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$63.4	$180.7	$37.2	$—	$281.3
Intercompany payable	1.0	142.6	—	22.7	(166.3)	—
Salaries, wages, and commissions	—	38.1	—	0.9	—	39.0
Short-term debt	—	—	—	18.5	—	18.5
Other current liabilities	0.1	40.5	0.6	9.5	—	50.7
Total current liabilities	1.1	284.6	181.3	88.8	(166.3)	389.5
Dividends in excess of investment in subsidiaries	141.9	—	—	—	(141.9)	—
Long-term debt	—	1,009.9	—	—	—	1,009.9
Long-term debt – intercompany	—	257.2	—	45.7	(302.9)	—
Deferred employee benefits	—	288.9	—	19.1	—	308.0
Other noncurrent liabilities	—	50.8	—	4.2	(20.3)	34.7
Total liabilities	143.0	1,891.4	181.3	157.8	(631.4)	1,742.1
Redeemable noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Ryerson Holding Corporation stockholders’ equity	(113.0)	(141.9)	581.5	80.0	(519.6)	(113.0)
Noncontrolling interest	—	—	—	1.1	—	1.1
Total liabilities and equity	$30.0	$1,749.5	$762.8	$238.7	$(1,151.0)	$1,630.0

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

DECEMBER 31, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$5.3	$0.2	$57.7	$—	$63.2
Receivables less provision for allowances, claims and doubtful accounts	—	235.0	0.3	70.4	—	305.7
Inventories	—	500.3	1.4	54.1	—	555.8
Intercompany receivable	—	—	129.4	—	(129.4)	—
Other current assets	—	18.4	2.2	12.1	1.3	34.0
Total current assets	—	759.0	133.5	194.3	(128.1)	958.7
Investments in subsidiaries	—	360.4	287.4	0.1	(647.9)	—
Intercompany notes receivable	—	—	274.3	—	(274.3)	—
Property, plant and equipment net of accumulated depreciation	—	373.4	0.6	26.3	—	400.3
Deferred charges	—	4.0	—	1.0	—	5.0
Other noncurrent assets	29.9	149.0	6.1	4.2	(8.0)	181.2
Total assets	$29.9	$1,645.8	$701.9	$225.9	$(1,058.3)	$1,545.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$48.1	$129.3	$28.9	$—	$206.3
Intercompany payable	—	108.4	—	21.0	(129.4)	—
Salaries, wages, and commissions	—	25.2	0.1	1.0	—	26.3
Short-term debt	—	—	—	22.0	—	22.0
Other current liabilities	0.6	48.8	0.6	9.8	1.3	61.1
Total current liabilities	0.6	230.5	130.0	82.7	(128.1)	315.7
Dividends in excess of investment in subsidiaries	170.9	—	—	—	(170.9)	—
Long-term debt	—	1,001.5	—	—	—	1,001.5
Long-term debt – intercompany	—	231.5	—	42.8	(274.3)	—
Deferred employee benefits	—	308.2	—	19.5	—	327.7
Other noncurrent liabilities	—	45.0	—	4.1	(8.0)	41.1
Total liabilities	171.5	1,816.7	130.0	149.1	(581.3)	1,686.0
Redeemable noncontrolling interest	—	—	—	0.1	—	0.1
Ryerson Holding Corporation stockholders’ equity	(141.6)	(170.9)	571.9	76.0	(477.0)	(141.6)
Noncontrolling interest	—	—	—	0.7	—	0.7
Total liabilities and equity	$29.9	$1,645.8	$701.9	$225.9	$(1,058.3)	$1,545.2

NOTE 15: SUBSEQUENT EVENTS

On July 19, 2016, the Company announced the pricing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $15.25 per share. After factoring in the underwriting discounts and commissions of $4.6 million and estimated expenses of $1.1 million, the net proceeds to the Company were expected to be $70.6 million.

The Company granted the underwriters a 30-day option to purchase up to 750,000 additional shares of common stock at the public offering price less underwriting discounts and commissions. If the underwriters exercise their option to purchase additional shares of our common stock in full, the net proceeds will be approximately $81.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

The public offering closed on July 25, 2016. The Company intends to use the net proceeds of the offering to repurchase, redeem, defease or otherwise repay portions of its outstanding indebtedness, including but not limited to, its outstanding 2018 Notes, from time to time.

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

Results of Operations—Comparison of Second Quarter 2016 to Second Quarter 2015

	Three Months Ended June 30, 2016	% of Net Sales	Three Months Ended June 30, 2015	% of Net Sales
	($ in millions)
Net sales	$739.8	100.0%	$840.4	100.0%
Cost of materials sold	576.8	78.0	674.6	80.3
Gross profit	163.0	22.0	165.8	19.7
Warehousing, delivery, selling, general and administrative expenses	113.1	15.3	114.2	13.6
Impairment charges on fixed assets	—	—	1.4	0.1
Operating profit	49.9	6.7	50.2	6.0
Other expenses	(40.2)	(5.4)	(24.4)	(2.9)
Income before income taxes	9.7	1.3	25.8	3.1
Provision for income taxes	4.3	0.6	10.2	1.2
Net income	5.4	0.7	15.6	1.9
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	—
Net income attributable to Ryerson Holding Corporation	$5.6	0.8%	$15.8	1.9%
Basic and diluted earnings per share	$0.17		$0.49

The following table shows our percentage of sales revenue by major product lines for the second quarter of 2016 and 2015:

	Three Months Ended June 30,
Product Line	2016	2015
Carbon Steel Flat	26%	24%
Carbon Steel Plate	10	11
Carbon Steel Long	14	15
Stainless Steel Flat	16	17
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	16	17
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the second quarter of 2016 decreased 12.0% from the same period a year ago to $739.8 million. Average selling price decreased 14.9% from the price levels in the second quarter of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for all of our product lines with the largest decreases in our stainless plate, stainless flat and carbon plate products. Tons sold increased 3.5% in the second quarter of 2016 compared to the second quarter of 2015 with increases in shipments of stainless plate and carbon flat product lines offset by decreases in our aluminum plate and carbon long products.

Cost of materials sold. Cost of materials sold decreased 14.5% to $576.8 million in the second quarter of 2016 compared to $674.6 million in the second quarter of 2015. The decrease in cost of materials sold in the second quarter of 2016 compared to the same period a year ago is primarily due to a decrease in average cost of materials sold per ton in the second quarter of 2016 compared to the year ago period. The average cost of materials sold per ton decreased to $1,142 in the second quarter of 2016 from $1,382 in the second quarter of 2015. The average cost of materials sold for our stainless plate, stainless flat and carbon plate product lines decreased more than our other products, in line with the change in average selling price per ton for these products. During the second quarter of 2016, LIFO expense was $6.5 million compared to LIFO income of $37.0 million in the second quarter of 2015. LIFO expense in the second quarter of 2016 was offset by a $13.5 million credit to adjust the lower of cost or market inventory reserve.

Gross profit. Gross profit decreased by $2.8 million to $163.0 million in the second quarter of 2016. Gross profit as a percent of sales in the second quarter of 2016 increased to 22.0% from 19.7% in the second quarter of 2015. While our revenue per ton decreased in the second quarter of 2016 as compared to the second quarter of 2015, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $2.5 million to $113.1 million in the second quarter of 2016 from $115.6 million in the second quarter of 2015. The decrease was primarily due to lower employee benefit costs of $3.7 million resulting mainly from a reduction in the net periodic benefit cost for pensions, lower salaries and wages of $1.8 million, lower facility expenses, primarily repair and maintenance costs, of $1.1 million and lower retention bonus plan expense of $0.7 million in the second quarter of 2016 compared to the second quarter of 2015 as well as the inclusion of a $1.4 million asset impairment charge in the second quarter of 2015. Partially offsetting the expense decreases was an increase of $7.1 million in sales incentive and annual incentive bonus plan accruals. On a per ton basis, second quarter of 2016 operating expenses decreased to $224 per ton from $237 per ton in the second quarter of 2015.

Operating profit. For the second quarter of 2016, the Company reported an operating profit of $49.9 million, or $99 per ton, compared to an operating profit of $50.2 million, or $103 per ton, for the second quarter of 2015, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $21.9 million in the second quarter of 2016 from $23.8 million in the second quarter of 2015, primarily due to a lower principal amount outstanding of our debt. In the second quarter of 2016, the Company redeemed the $569.9 million outstanding balance of its 9.00% Senior Notes due 2017 (the “2017 Notes”), redeemed $96.9 million of its 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”). Other income and (expense), net was expense of $18.3 million in the second quarter of 2016 as compared to a charge of $0.6 million in the same period a year ago. The second quarter of 2016 included a $15.7 million loss on the early redemption of $569.9 million of principal amount of our 2017 Notes and $95.0 million principal amount of our 2018 Notes, and a $0.6 million gain on the early redemption of $1.9 million principal amount of our 2018 Notes. In addition, the Company recorded a $2.8 million charge in the second quarter of 2016 due to an other-than-temporary impairment recognized on an available-for-sale investment. The other expense in the second quarter of 2015 was primarily related to foreign currency losses.

Provision for income taxes. In the second quarter of 2016, the Company recorded income tax expense of $4.3 million compared to an income tax expense of $10.2 million in the second quarter of 2015. The $4.3 million income tax expense in the second quarter of 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $10.2 million income tax expense in the second quarter of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.17 in the second quarter of 2016 compared to earnings per share of $0.49 in the second quarter of 2015. The changes in earnings per share are due to the results of operations discussed above.

Results of Operations—Comparison of First Six Months 2016 to First Six Months 2015

	Six Months Ended June 30, 2016	% of Net Sales	Six Months Ended June 30, 2015	% of Net Sales
	($ in millions)
Net sales	$1,442.4	100.0%	$1,708.4	100.0%
Cost of materials sold	1,131.8	78.5	1,392.6	81.5
Gross profit	310.6	21.5	315.8	18.5
Warehousing, delivery, selling, general and administrative expenses	222.4	15.4	230.6	13.5
Impairment charges on fixed assets	—	—	1.4	0.1
Operating profit	88.2	6.1	83.8	4.9
Other expenses	(56.9)	(3.9)	(61.0)	(3.6)
Income before income taxes	31.3	2.2	22.8	1.3
Provision for income taxes	12.4	0.9	10.0	0.6
Net income	18.9	1.3	12.8	0.7
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.5)	(0.1)
Net income attributable to Ryerson Holding Corporation	$19.1	1.3%	$13.3	0.8%
Basic earnings per share	$0.60		$0.41
Diluted earnings per share	$0.59		$0.41

The following table shows our percentage of sales revenue by major product lines for the first six months of 2016 and 2015:

	Six Months Ended June 30,
Product Line	2016	2015
Carbon Steel Flat	26%	24%
Carbon Steel Plate	10	11
Carbon Steel Long	14	16
Stainless Steel Flat	16	17
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	16	16
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the first six months of 2016 decreased 15.6% from the first six months of 2015 to $1,442.4 million. Average selling price decreased 17.2% from the price levels in the first six months of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for all of our product lines with the largest decreases in our stainless plate, stainless flat and carbon plate products. Tons sold increased 2.0% in the first six months of 2016 compared to the first six months of 2015 with increases in shipments of stainless plate and carbon flat product lines offset by decreases in our carbon plate and carbon long products.

Cost of materials sold. Cost of materials sold decreased 18.7% in the first six months of 2016 to $1,131.8 million compared to $1,392.6 million for the same period in 2015. The decrease in cost of materials sold in 2016 compared to 2015 is primarily due to a decrease in average cost of materials sold per ton in the first six months of 2016 compared to the year ago period. The average cost of materials sold per ton decreased to $1,151 in the first six months of 2016 from $1,444 in the first six months of 2015. The average cost of materials sold for our stainless plate, stainless flat and carbon plate product lines decreased more than our other products, in line with the change in average selling price per ton. During the first six months of 2016, LIFO income was $20.1 million compared to LIFO income of $49.0 million in the first six months of 2015. In addition to the LIFO income, cost of material sold in the first six months of 2016 benefitted from a $1.7 million credit to adjust the lower of cost or market inventory reserve.

Gross profit. Gross profit decreased by $5.2 million to $310.6 million in the first six months of 2016. Gross profit as a percent of sales in the first six months of 2016 increased to 21.5% from 18.5% a year ago. While our revenue per ton decreased in the first six months of 2016 as compared to the first six months of 2015, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $9.6 million to $222.4 million in the first six months of 2016 from $232.0 million in the first six months of 2015. The decrease was primarily due to lower employee benefit costs of $7.7 million resulting mainly from a reduction in the net periodic benefit cost for pensions, lower salaries and wages of $3.0 million, lower facility expenses, primarily repair and maintenance and utility costs, of $2.9 million, lower retention bonus plan expense of $0.8 million and lower reorganization expenses of $0.6 million in the first six months of 2016 compared to the first six months of 2015 as well as the inclusion of a $1.4 million asset impairment charge in the first six months of 2015. Partially offsetting the expense decrease was an increase of $7.1 million in sales incentive and annual incentive bonus plan accruals. On a per ton basis, the first six months of 2016 operating expenses decreased to $226 per ton from $241 per ton in the first six months of 2015.

Operating profit. For the first six months of 2016, the Company reported an operating profit of $88.2 million, or $90 per ton, compared to $83.8 million, or $87 per ton, in the first six months of 2015, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $43.9 million in the first six months of 2016 from $49.1 million in the first six months of 2015, primarily due to a lower principal amount outstanding of our debt. In the last six months of 2015, the Company redeemed $13.4 million of the 2017 Notes and $1.8 million of the 2018 Notes. In the first six months of 2016, the Company redeemed the $569.9 million outstanding balance of the 2017 Notes and $122.0 million of the 2018 Notes. Partially offsetting the decrease in debt was the issuance of $650.0 million of the 2022 Notes in the first six months of 2016. Other income and (expense), net was expense of $13.0 million in the first six months of 2016 as compared to expense of $11.9 million in the same period a year ago. The other expense in the first six months of 2016 is primarily related to a $6.9 million net loss on debt redemptions, foreign currency losses of $3.2 million and a $2.8 million charge due to an other-than-temporary impairment charge recognized on an available-for-sale investment. The other expense in the first six months of 2015 was primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment.

Provision for income taxes. In the first six months of 2016, the Company recorded income tax expense of $12.4 million compared to $10.0 million in the first six months of 2015. The $12.4 million income tax expense in the first six months of 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $10.0 million income tax expense in the first six months of 2015 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and also includes the discrete tax effect of the other-than-temporary impairment charge recorded during the first six months of 2015.

Earnings per share. Basic earnings per share was $0.60 and diluted earnings per share was $0.59 in the first six months of 2016, compared to basic and diluted earnings per share of $0.41 in the first six months of 2015. The changes in earnings per share are due to the results of operations discussed above.

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

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$2.6	$162.9
Net cash used in investing activities	(11.6)	(10.0)
Net cash provided by (used in) financing activities	17.8	(145.0)
Effect of exchange rates on cash and cash equivalents	2.5	(1.9)
Net increase in cash and cash equivalents	$11.3	$6.0

The Company had cash and cash equivalents of $74.5 million at June 30, 2016, compared to $63.2 million at December 31, 2015. The Company had $31 million and zero of qualified cash pledged as collateral at June 30, 2016 and December 31, 2015, respectively. The Company had $1,028 million and $1,024 million of total debt outstanding at June 30, 2016 and December 31, 2015, respectively, and a debt-to-capitalization ratio of 112% at June 30, 2016 and 116% at December 31, 2015. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $292 million at June 30, 2016 versus $273 million at December 31, 2015. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$75	$63
Less: Qualified cash pledged as collateral	(31)	—
Marketable securities	2	2
Availability under Ryerson Credit Facility and foreign debt facilities	246	208
Total liquidity	$292	$273

Of the total cash and cash equivalents, as of June 30, 2016, $64.2 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $2.6 million in the first six months of 2016 was primarily due to an increase in accounts payable of $64.9 million resulting from a higher level of material purchases at the end of the second quarter of 2016 compared to year-end 2015, non-cash depreciation and amortization expense of $21.6 million and net income of $18.9 million. Offsetting the cash inflows were an increase in accounts receivable of $54.7 million resulting from higher sales levels in the first six months of 2016 compared to year-end 2015 and an increase of $41.6 million in inventory. Net cash provided by operating activities of $162.9 million in the first six months of 2015 was primarily due to a decrease in inventory of $80.0 million as we reduced inventory as metal prices weakened during the period. In addition, accounts payable increased $53.0 million resulting from a higher level of material purchases at the end of the first six months of 2015 compared to year-end 2014, non-cash depreciation and amortization expense was $22.2 million, net income was $12.8 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $23.2 million.

Capital expenditures during the first six months of 2016 totaled $13.3 million compared to $12.7 million in the first six months of 2015. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $1.6 million and $2.4 million during the first six months of 2016 and 2015, respectively.

Net cash provided by financing activities in the first six months of 2016 was $17.8 million compared to net cash used in financing activities of $145.0 million in the first six months of 2015. Net cash provided by financing activities in the first six months of 2016 was primarily related to the issuance of the 2022 Notes with a principal amount of $650.0 million, $54.6 million of credit facility borrowings  and an increase in book overdrafts of $9.6 million, offset by the early redemption of $569.9 million principal amount of the 2017 Notes and $122.0 million principal amount of the 2018 Notes. Net cash used in financing activities in the first six months of 2015 was primarily related to the early redemption of $16.8 million principal amount of the 2017 Notes repurchased for $17.0 million and the early redemption of $28.3 million principal amount of the 2018 Notes repurchased for $28.8 million, $69.0 million of repayments of credit facility borrowings with cash provided by operations discussed above, and a decrease in book overdrafts of $29.5 million.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheets increased to $1,028.4 million at June 30, 2016 from $1,023.5 million at December 31, 2015.

Total debt outstanding as of June 30, 2016 consisted of the following amounts: $330.1 million borrowing under the Ryerson Credit Facility, $48.5 million under the 2018 Notes, $650.0 million under the 2022 Notes, and $18.5 million of foreign debt, less $18.7 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

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

At June 30, 2016, Ryerson had $330.1 million of outstanding borrowings, $16 million of letters of credit issued and $219 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.3 percent and 2.1 percent at June 30, 2016 and December 31, 2015, respectively.

The $1.0 billion Ryerson Credit Facility has an allocation of $875 million to the Company’s subsidiaries in the United States and an allocation of $125 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

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

2017, 2018 and 2022 Notes

On October 10, 2012, JT Ryerson issued $300 million in aggregate principal amount of the 2018 Notes. The remaining $48.5 million of the 2018 Notes bears interest at a rate of 11.25% per annum. The 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. The 2018 Notes are not secured.

The 2018 Notes became redeemable, in whole or in part, on October 15, 2015, at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

On May 24, 2016, JT Ryerson issued $650 million in aggregate principal amount of the 2022 Notes. The 2022 Notes bear interest at a rate of 11.00% per annum. The 2022 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, was used to (i) repurchase and/or redeem in full the $569.9 million balance of 2017 Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of the 2018 Notes, and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $15.7 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, money, deposit accounts and related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

The 2022 Notes will be redeemable, in whole or in part, at any time on or after May 15, 2019 at certain redemption prices. The redemption price for the 2022 Notes if redeemed during the twelve months beginning (i) May 15, 2019 is 105.50%, (ii) May 15, 2020 is 102.75%, and (iii) May 15, 2021 and thereafter is 100.00%. JT Ryerson may redeem some or all of the 2022 Notes before May 15, 2019 at a redemption price of 100.00% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. In addition, JT Ryerson may redeem up to 35% of the 2022 Notes before May 15, 2019 with respect to the 2022 Notes with the net cash proceeds from certain equity offerings at a price equal to 111.00%, with respect to the 2022 Notes, of the principal amount thereof, plus any accrued and unpaid interest, if any. In addition, JT Ryerson may be required to make an offer to purchase the 2022 Notes upon the sale of assets or upon a change of control.

The 2018 Notes and 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

As of June 30, 2016, zero, $48.5 million and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase long-term notes in the open market.

During the first six months of 2016, a principal amount of $27.0 million of the 2018 Notes were repurchased for $18.2 million and retired, resulting in the recognition of an $8.8 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Including the $15.7 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, the Company recognized a total net loss of $6.9 million within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during the first six months of 2016.

During the first six months of 2015, a principal amount of $16.8 million of the 2017 Notes were repurchased for $17.0 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. During the first six months of 2015, a principal amount of $28.3 million of the 2018 Notes were repurchased for $28.8 million and retired, resulting in the recognition of a $0.5 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At June 30, 2016, Ryerson China’s foreign borrowings were $18.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Other foreign borrowings were $0.1 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively.

Availability under the foreign credit lines was $27 million and $23 million at June 30, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $2 million at June 30, 2016 and December 31, 2015, respectively.

Pension Funding

At December 31, 2015, pension liabilities exceeded plan assets by $238 million. The Company anticipates that it will have a minimum required pension contribution of approximately $22 million in 2016 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2016, the Company has made $10 million in pension contributions, and anticipates an additional $12 million of contributions in the remaining six months of 2016. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2016.

Contractual Obligations

The following table presents contractual obligations at June 30, 2016:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2018 Notes	48	—	48	—	—
2022 Notes	650	—	—	—	650
Ryerson Credit Facility	330	—	—	330	—
Foreign Debt	19	19	—	—	—
Interest on 2018 Notes, 2022 Notes Foreign Debt and Ryerson Credit Facility (3)	464	85	165	151	63
Purchase Obligations (4)	21	21	—	—	—
Operating Leases	100	26	35	22	17
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	13	5	6	2	—
Total	$1,646	$156	$254	$505	$731

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,052 million at June 30, 2016 and $855 million at December 31, 2015 as compared with the carrying value of $1,028 million and $1,024 million at June 30, 2016 and December 31, 2015, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2016 by approximately $1.6 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.5 million outstanding at June 30, 2016 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2016, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2016 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of June 30, 2016, we had 2,608 tons of nickel futures or option contracts, 24,910 tons of hot roll coil option contracts and 12,166 tons of aluminum price swaps outstanding with a net asset value of $1.5 million, $2.8 million, and $0.6 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2016, the Company recognized a gain of $7.3 million associated with its metal commodity derivatives.

As of June 30, 2016, we had diesel fuel price swaps with respect to the purchase of 273,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet.  We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of June 30, 2016, our diesel fuel hedges outstanding had a liability value of $0.1 million.  For the six months ended June 30, 2016 the Company recognized a gain of $0.1 million associated with the diesel fuel hedges.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2016 would increase or decrease the fair value of commodity derivative contracts by $5.7 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2016.

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

Date: August 9, 2016