Form 10-Q
period 2016-09-30
Ryerson Holding Corp
filed 2016-11-02
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, there were 37,132,019 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$735.1	$790.0	$2,177.5	$2,498.4
Cost of materials sold	589.7	639.7	1,721.5	2,032.3
Gross profit	145.4	150.3	456.0	466.1
Warehousing, delivery, selling, general and administrative	109.1	112.8	331.5	343.4
Restructuring and other charges	2.5	—	2.5	—
Impairment charges on fixed assets	—	0.5	—	1.9
Operating profit	33.8	37.0	122.0	120.8
Other income and (expense), net	(0.2)	1.2	(13.2)	(10.7)
Interest and other expense on debt	(23.6)	(25.4)	(67.5)	(74.5)
Income before income taxes	10.0	12.8	41.3	35.6
Provision for income taxes	1.6	6.1	14.0	16.1
Net income	8.4	6.7	27.3	19.5
Less: Net income (loss) attributable to noncontrolling interest	0.2	—	—	(0.5)
Net income attributable to Ryerson Holding Corporation	$8.2	$6.7	$27.3	$20.0
Comprehensive income (loss)	$6.9	$(4.7)	$34.7	$6.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.2)	—	(0.8)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$6.8	$(4.5)	$34.7	$7.1
Basic and diluted earnings per share	$0.23	$0.21	$0.82	$0.62

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$27.3	$19.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.8	33.9
Stock-based compensation	1.0	0.5
Deferred income taxes	13.4	15.0
Provision for allowances, claims and doubtful accounts	2.1	1.9
(Gain) loss on retirement of debt	7.2	(0.3)
Other-than-temporary impairment charge on available-for-sale investments	2.8	12.3
Impairment charges on fixed assets	—	1.9
Restructuring and other charges	2.5	—
Premium and fees paid related to debt modification	(15.6)	—
Other items	(0.2)	(0.6)
Change in operating assets and liabilities:
Receivables	(54.9)	21.7
Inventories	(67.3)	91.8
Other assets	5.7	9.8
Accounts payable	38.2	30.0
Accrued liabilities	17.9	5.1
Accrued taxes payable/receivable	1.3	(1.0)
Deferred employee benefit costs	(36.1)	(48.9)
Net adjustments	(50.2)	173.1
Net cash provided by (used in) operating activities	(22.9)	192.6
Investing activities:
Acquisitions, net of cash acquired	—	(7.7)
Decrease in restricted cash	0.2	0.2
Capital expenditures	(19.7)	(22.3)
Proceeds from sale of property, plant and equipment	3.2	2.8
Net cash used in investing activities	(16.3)	(27.0)
Financing activities:
Net proceeds from issuance of common stock	71.5	—
Long-term debt issued	650.0	—
Repayment of debt	(689.0)	(59.9)
Net proceeds (repayments) of short-term borrowings	3.2	(104.7)
Net increase (decrease) in book overdrafts	20.1	(4.5)
Long-term debt issuance costs	(5.2)	—
Credit facility issuance costs	—	(3.9)
Principal payments on capital lease obligations	(3.9)	(1.2)
Contributions from non-controlling interest	0.3	—
Net cash provided by (used in) financing activities	47.0	(174.2)
Net increase (decrease) in cash and cash equivalents	7.8	(8.6)
Effect of exchange rate changes on cash and cash equivalents	2.2	(3.1)
Net change in cash and cash equivalents	10.0	(11.7)
Cash and cash equivalents—beginning of period	63.2	60.0
Cash and cash equivalents—end of period	$73.2	$48.3
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$49.2	$49.2
Income taxes, net	1.4	2.6
Noncash investing activities:
Asset additions under capital leases	$2.1	$1.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73.2	$63.2
Restricted cash	1.0	1.2
Receivables less provision for allowances, claims and doubtful accounts of $5.2 in 2016 and 2015	360.1	305.7
Inventories	625.2	555.8
Prepaid expenses and other current assets	27.4	32.8
Total current assets	1,086.9	958.7
Property, plant, and equipment, at cost	667.3	654.5
Less: Accumulated depreciation	274.0	254.2
Property, plant and equipment, net	393.3	400.3
Deferred income taxes	12.5	31.8
Other intangible assets	42.1	46.2
Goodwill	103.2	103.2
Deferred charges and other assets	5.3	5.0
Total assets	$1,643.3	$1,545.2
Liabilities
Current liabilities:
Accounts payable	$265.0	$206.3
Salaries, wages and commissions	35.5	26.3
Other accrued liabilities	60.8	52.0
Short-term debt	20.0	22.0
Current portion of deferred employee benefits	9.2	9.1
Total current liabilities	390.5	315.7
Long-term debt	957.9	1,001.5
Deferred employee benefits	291.4	327.7
Taxes and other credits	36.7	41.1
Total liabilities	1,676.5	1,686.0
Commitments and contingencies
Redeemable noncontrolling interest	(0.2)	0.1
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2016 and 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,344,519 shares issued at 2016 and 32,312,200 issued at 2015	0.4	0.3
Capital in excess of par value	375.1	302.6
Accumulated deficit	(103.6)	(130.9)
Treasury stock at cost – Common stock of 212,500 shares in 2016 and 2015	(6.6)	(6.6)
Accumulated other comprehensive loss	(299.6)	(307.0)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(34.3)	(141.6)
Noncontrolling interest	1.3	0.7
Total equity (deficit)	(33.0)	(140.9)
Total liabilities and equity	$1,643.3	$1,545.2

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 57% of our issued and outstanding common stock.

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

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2016	2015	2016	2015
Carbon Steel Flat	29%	25%	27%	24%
Carbon Steel Plate	9	11	9	11
Carbon Steel Long	13	16	14	16
Stainless Steel Flat	17	15	16	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	3	3	4	4
Aluminum Flat	16	17	16	16
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	5	4
Other	2	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015 and represents a change in accounting principle. In addition, this update requires retrospective application, which resulted in the reclassification of $11.0 million of capitalized debt issuance costs from deferred charges and other assets to long-term debt at December 31, 2015.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The update is effective for fiscal years beginning after December 15, 2015. We adopted this guidance for our fiscal year beginning January 1, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements on prior acquisitions.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments, including ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The new revenue standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Certain Cash Payments.” The amendments address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (“LIFO”) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2016 and December 31, 2015 as follows:

	September 30,	December 31,
	2016	2015
	(In millions)
In process and finished products	$625.2	$555.8

If current cost had been used to value inventories, such inventories would have been $117 million and $122 million lower than reported at September 30, 2016 and December 31, 2015, respectively. Approximately 91% of inventories are accounted for under the LIFO method at September 30, 2016 and December 31, 2015. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled $12.5 million and $37.9 million at September 30, 2016 and December 31, 2015, respectively.

The Company has consignment inventory at certain customer locations, which totaled $9.9 million at September 30, 2016 and December 31, 2015.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $103.2 million at September 30, 2016 and December 31, 2015. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2015, and it was determined that no impairment existed in 2015.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In millions)
Ryerson Credit Facility	$277.2	$272.2
9.00% Senior Secured Notes due 2017	—	569.9
11.25% Senior Notes due 2018	48.5	170.4
11.00% Senior Secured Notes due 2022	650.0	—
Foreign debt	20.0	22.0
Unamortized debt issuance costs and discounts	(17.8)	(11.0)
Total debt	977.9	1,023.5
Less: Short-term foreign debt	20.0	22.0
Total long-term debt	$957.9	$1,001.5

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

At September 30, 2016, Ryerson had $277.2 million of outstanding borrowings, $16 million of letters of credit issued and $295 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.1 percent at September 30, 2016 and December 31, 2015, respectively.

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

The 2018 Notes became redeemable, in whole or in part, on October 15, 2015, at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest. See Note 15 “Subsequent Events” for additional detail.

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

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $16.0 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

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

As of September 30, 2016, zero, $48.5 million and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase long-term notes in the open market. See Note 15 “Subsequent Events” for additional detail.

During the first nine months of 2016, a principal amount of $27.0 million of the 2018 Notes were repurchased for $18.2 million and retired, resulting in the recognition of an $8.8 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Including the $16.0 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, the Company recognized a total net loss of $7.2 million within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during the first nine months of 2016.

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

Foreign Debt

At September 30, 2016, Ryerson China’s foreign borrowings were $19.9 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by its inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by its inventory and property, plant and equipment. Other foreign borrowings were $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

Availability under the foreign credit lines was $26 million and $23 million at September 30, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $2 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three and nine month periods ended September 30, 2016 and 2015 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Components of net periodic benefit (credit) cost
Interest cost	$8	$9	$1	$1
Expected return on assets	(12)	(11)	—	—
Recognized actuarial (gain) loss	3	3	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit (credit) cost	$(1)	$1	$(2)	$(2)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	22	28	2	3
Expected return on assets	(34)	(35)	—	—
Recognized actuarial (gain) loss	9	10	(6)	(6)
Amortization of prior service credit	—	—	(2)	(2)
Net periodic benefit (credit) cost	$(2)	$4	$(6)	$(5)

The Company has contributed $21 million to the pension plan fund through the nine months ended September 30, 2016 and anticipates that it will have a minimum required pension contribution funding of approximately $1 million for the remaining three months of 2016.

NOTE 8: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, the EPA published its Final Remedial Investigation Report. On June 8, 2016, the EPA published both the Draft Feasibility Study and associated Superfund Proposed Plan (“Proposed Plan”). The Proposed Plan includes a combination of dredging, capping and enhanced natural recovery that would take approximately seven years to construct plus additional time for monitored natural recovery, at an estimated overall cost of $745.7 million. The public comment period on the Proposed Plan commenced on June 9, 2016, and closed on

September 6, 2016. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the Proposed Plan will be executed as currently proposed, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at September 30, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
	(In millions)
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$0.1	Other accrued liabilities	$—	$—
Commodity contracts	Prepaid expenses and other current assets	5.6	—	Other accrued liabilities	0.9	3.5
Total derivatives		$5.6	$0.1		$0.9	$3.5

As of September 30, 2016 and December 31, 2015, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $1.7 million and $1.6 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had 2,820 tons and 177 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of September 30, 2016 and December 31, 2015, the Company had 29,395 tons and 15,120 tons, respectively, of hot roll coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 10,525 tons and 13,878 tons as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had 156,000 gallons and 533,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as	Location of Gain/(Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments under ASC 815	in Income on Derivatives	2016	2015	2016	2015
		(In millions)
Metal commodity contracts	Cost of materials sold	$1.7	$(3.1)	$9.0	$(10.5)
Diesel fuel hedges	Warehousing, delivery, selling, general and administrative	—	(0.3)	0.1	(0.2)
Foreign exchange contracts	Other income and (expense), net	—	0.1	(0.1)	0.1
Total		$1.7	$(3.3)	$9.0	$(10.6)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2016:

	At September 30, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$1.1	$—	$—
Mark-to-market derivatives:
Commodity contracts	$—	$5.6	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.9	$—

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

The carrying and estimated fair values of our financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	At September 30, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$73.2	$73.2	$63.2	$63.2
Restricted cash	1.0	1.0	1.2	1.2
Receivables less provision for allowances, claims and doubtful accounts	360.1	360.1	305.7	305.7
Accounts payable	265.0	265.0	206.3	206.3
Long-term debt, including current portion	977.9	1,045.3	1,023.5	855.3

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

Assets Held for Sale

The Company had $2.9 million and $4.2 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of September 30, 2016 and December 31, 2015. The Company recorded a net impairment charge of zero and $1.9 million in the nine months ended September 30, 2016 and 2015, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at September 30, 2016:

	At September 30, 2016
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

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. As of June 30, 2016, the investment was in an unrealized loss position from its adjusted cost basis for twelve months. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $2.8 million impairment charge within other income and (expense), net in the second quarter of 2016.  The investment was also in a gross unrealized loss position for twelve months as of March 31, 2015. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015. As of September 30, 2016, the investment has been in an unrealized loss position from its adjusted cost basis for three months. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of September 30, 2016 can be summarized as follows:

	At September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$2.3	$—	$(1.2)	$1.1

The Company’s available-for-sale securities as of December 31, 2015 can be summarized as follows:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.9)	$2.2

There is no maturity date for these investments and there have been no sales during the nine months ended September 30, 2016.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Non-controlling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2016	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$0.7	$(140.9)	$0.1
Net income (loss)	—	—	—	—	—	27.3	—	—	—	0.6	27.9	(0.6)
Foreign currency translation	—	—	—	—	—	—	3.2	—	—	—	3.2
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	2.4	—	—	—	2.4	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	0.8	—	—	0.8	—
Unrealized loss on available-for-sale investment, net of tax of $0.4	—	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Other-than-temporary impairment, net of tax of $1.1	—	—	—	—	—	—	—	—	1.7	—	1.7	—
Stock-based compensation expense	—	—	—	—	1.0	—	—	—	—	—	1.0	—
Issuance of common stock	5,032	0.1	—	—	71.5	—	—	—	—	—	71.6	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	0.3
Balance at September 30, 2016	37,344	$0.4	213	$(6.6)	$375.1	$(103.6)	$(48.2)	$(251.7)	$0.3	$1.3	$(33.0)	$(0.2)

On July 25, 2016, the Company closed an underwritten public offering of 5 million shares of its common stock. The net proceeds from the offering were $71.5 million after deducting the underwriter discount and other offering expenses.

The following table details changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments
	(In millions)
Balance at January 1, 2016	$(53.8)	$(252.5)	$(0.7)
Other comprehensive income before reclassifications	5.6	—	(0.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	1.7
Net current-period other comprehensive income	5.6	0.8	1.0
Balance at September 30, 2016	$(48.2)	$(251.7)	$0.3

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2016		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$2.8	Other income and (expense), net
Tax benefit	—	(1.1)
Net of tax	$—	$1.7
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.1	$3.4	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.7)	(2.2)	Warehousing, delivery, selling, general and administrative
Total before tax	0.4	1.2
Tax provision	0.1	0.4
Net of tax	$0.3	$0.8

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2015		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$12.3	Other income and (expense), net
Tax benefit	—	(4.7)
Net of tax	$—	$7.6
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.5	$4.6	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.6)	(1.8)	Warehousing, delivery, selling, general and administrative
Total before tax	0.9	2.8
Tax provision	0.4	1.0
Net of tax	$0.5	$1.8

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

NOTE 12: INCOME TAXES

For the three months ended September 30, 2016, the Company recorded income tax expense of $1.6 million compared to $6.1 million in the prior year. The $1.6 million tax expense for the three months ended September 30, 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the nine months ended September 30, 2016, the Company recorded income tax expense of $14.0 million compared to $16.1 million in the prior year. The $14.0 million tax expense for the nine months ended September 30, 2016 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $23.6 million and $22.6 million at September 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2016	2015	2016	2015
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$8.2	$6.7	$27.3	$20.0
Denominator:
Weighted average shares outstanding	35,804,069	32,055,708	33,343,503	32,043,636
Dilutive effect of stock-based awards	161,615	19,574	92,009	6,525
Weighted average shares outstanding adjusted for dilutive securities	35,965,684	32,075,282	33,435,512	32,050,161

Earnings per share
Basic	$0.23	$0.21	$0.82	$0.62
Diluted	$0.23	$0.21	$0.82	$0.62

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

Each guarantor of the 2018 Notes is 100% owned by Ryerson Holding and the guarantees are joint and several. JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson Holding and its subsidiaries as of September 30, 2016 and December 31, 2015 and for the three and nine month periods ended September 30, 2016 and 2015.

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$644.2	$527.2	$97.2	$(533.5)	$735.1
Cost of materials sold	—	521.8	521.0	80.4	(533.5)	589.7
Gross profit	—	122.4	6.2	16.8	—	145.4
Warehousing, delivery, selling, general and administrative	0.2	95.7	1.2	12.0	—	109.1
Restructuring and other charges	—	2.5	—	—	—	2.5
Operating profit (loss)	(0.2)	24.2	5.0	4.8	—	33.8
Other income and (expense), net	—	(0.3)	—	0.1	—	(0.2)
Interest and other expense on debt	—	(23.0)	—	(0.6)	—	(23.6)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.8)	—	(0.9)	2.7	—
Interest income on intercompany loans	—	—	2.7	—	(2.7)	—
Income (loss) before income taxes	(0.2)	(0.9)	7.7	3.4	—	10.0
Provision (benefit) for income taxes	(0.3)	(7.0)	7.9	1.0	—	1.6
Equity in earnings of subsidiaries	(8.1)	(2.0)	(2.3)	—	12.4	—
Net income	8.2	8.1	2.1	2.4	(12.4)	8.4
Less: Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to Ryerson Holding Corporation	$8.2	$8.1	$2.1	$2.2	$(12.4)	$8.2
Comprehensive income	$6.8	$6.7	$1.3	$2.0	$(9.9)	$6.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to Ryerson Holding Corporation	$6.8	$6.7	$1.3	$1.9	$(9.9)	$6.8

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$693.8	$505.4	$97.2	$(506.4)	$790.0
Cost of materials sold	—	564.9	499.5	81.7	(506.4)	639.7
Gross profit	—	128.9	5.9	15.5	—	150.3
Warehousing, delivery, selling, general and administrative	0.2	97.0	0.9	14.7	—	112.8
Impairment charges on fixed assets	—	0.5	—	—	—	0.5
Operating profit (loss)	(0.2)	31.4	5.0	0.8	—	37.0
Other income and (expense), net	—	1.0	(0.1)	0.3	—	1.2
Interest and other expense on debt	—	(24.6)	—	(0.8)	—	(25.4)
Intercompany transactions:
Interest expense on intercompany loans	—	(1.6)	—	(1.0)	2.6	—
Interest income on intercompany loans	—	—	2.6	—	(2.6)	—
Income (loss) before income taxes	(0.2)	6.2	7.5	(0.7)	—	12.8
Provision (benefit) for income taxes	—	8.4	(2.8)	0.5	—	6.1
Equity in (earnings) loss of subsidiaries	(6.9)	(9.1)	0.9	—	15.1	—
Net income (loss)	6.7	6.9	9.4	(1.2)	(15.1)	6.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Ryerson Holding Corporation	$6.7	$6.9	$9.4	$(1.2)	$(15.1)	$6.7
Comprehensive income (loss)	$(4.5)	$(4.3)	$5.8	$(5.8)	$4.1	$(4.7)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(4.5)	$(4.3)	$5.8	$(5.6)	$4.1	$(4.5)

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$1,904.9	$1,469.7	$282.0	$(1,479.1)	$2,177.5
Cost of materials sold	—	1,515.6	1,452.3	232.7	(1,479.1)	1,721.5
Gross profit	—	389.3	17.4	49.3	—	456.0
Warehousing, delivery, selling, general and administrative	0.6	289.6	3.7	37.6	—	331.5
Restructuring and other charges	—	2.5	—	—	—	2.5
Operating profit (loss)	(0.6)	97.2	13.7	11.7	—	122.0
Other income and (expense), net	—	(7.1)	(2.8)	(3.3)	—	(13.2)
Interest and other expense on debt	—	(65.8)	—	(1.7)	—	(67.5)
Intercompany transactions:
Interest expense on intercompany loans	—	(5.3)	—	(2.7)	8.0	—
Interest income on intercompany loans	—	—	8.0	—	(8.0)	—
Income (loss) before income taxes	(0.6)	19.0	18.9	4.0	—	41.3
Provision (benefit) for income taxes	(0.4)	0.7	11.3	2.4	—	14.0
Equity in earnings of subsidiaries	(27.5)	(9.2)	(2.3)	—	39.0	—
Net income	27.3	27.5	9.9	1.6	(39.0)	27.3
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Ryerson Holding Corporation	$27.3	$27.5	$9.9	$1.6	$(39.0)	$27.3
Comprehensive income	$34.7	$35.1	$10.9	$5.4	$(51.4)	$34.7
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income attributable to Ryerson Holding Corporation	$34.7	$35.1	$10.9	$5.4	$(51.4)	$34.7

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$2,196.0	$1,543.7	$306.3	$(1,547.6)	$2,498.4
Cost of materials sold	—	1,793.4	1,525.7	260.8	(1,547.6)	2,032.3
Gross profit	—	402.6	18.0	45.5	—	466.1
Warehousing, delivery, selling, general and administrative	0.4	293.6	3.4	46.0	—	343.4
Impairment charges on fixed assets	—	0.6	—	1.3	—	1.9
Operating profit (loss)	(0.4)	108.4	14.6	(1.8)	—	120.8
Other income and (expense), net	—	0.3	(12.3)	1.3	—	(10.7)
Interest and other expense on debt	—	(72.3)	—	(2.2)	—	(74.5)
Intercompany transactions:
Interest expense on intercompany loans	—	(4.4)	—	(2.9)	7.3	—
Interest income on intercompany loans	—	—	7.3	—	(7.3)	—
Income (loss) before income taxes	(0.4)	32.0	9.6	(5.6)	—	35.6
Provision (benefit) for income taxes	(0.1)	13.3	2.0	0.9	—	16.1
Equity in (earnings) loss of subsidiaries	(20.3)	(1.6)	5.5	—	16.4	—
Net income (loss)	20.0	20.3	2.1	(6.5)	(16.4)	19.5
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Ryerson Holding Corporation	$20.0	$20.3	$2.1	$(6.0)	$(16.4)	$20.0
Comprehensive income (loss)	$7.1	$7.4	$4.5	$(16.0)	$3.3	$6.3
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$7.1	$7.4	$4.5	$(15.2)	$3.3	$7.1

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$27.3	$27.5	$9.9	$1.6	$(39.0)	$27.3
Non-cash (income) expenses	(0.8)	28.6	14.9	2.3	—	45.0
Equity in earnings of subsidiaries	(27.5)	(9.2)	(2.3)	—	39.0	—
Changes in working capital	(70.5)	(29.3)	1.2	3.4	—	(95.2)
Net adjustments	(98.8)	(9.9)	13.8	5.7	39.0	(50.2)
Net cash provided by (used in) operating activities	(71.5)	17.6	23.7	7.3	—	(22.9)
INVESTING ACTIVITIES:
Capital expenditures	—	(18.2)	—	(1.5)	—	(19.7)
Loan to related companies	—	—	(39.6)	—	39.6	—
Other investing activities	—	2.1	—	0.8	0.5	3.4
Net cash used in investing activities	—	(16.1)	(39.6)	(0.7)	40.1	(16.3)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	71.5	—	—	—	—	71.5
Long-term debt issued	—	650.0	—	—	—	650.0
Repayment of debt	—	(689.0)	—	—	—	(689.0)
Proceeds from intercompany borrowings	—	39.6	—	—	(39.6)	—
Other financing activities	—	0.3	15.8	(1.1)	(0.5)	14.5
Net cash provided by (used in) financing activities	71.5	0.9	15.8	(1.1)	(40.1)	47.0
Net increase (decrease) in cash and cash equivalents	—	2.4	(0.1)	5.5	—	7.8
Effect of exchange rates on cash and cash equivalents	—	(0.2)	0.1	2.3	—	2.2
Net change in cash and cash equivalents	—	2.2	—	7.8	—	10.0
Beginning cash and cash equivalents	—	5.3	0.2	57.7	—	63.2
Ending cash and cash equivalents	$—	$7.5	$0.2	$65.5	$—	$73.2

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$20.0	$20.3	$2.1	$(6.5)	$(16.4)	$19.5
Non-cash income	—	46.1	12.7	5.8	—	64.6
Equity in (earnings) loss of subsidiaries	(20.3)	(1.6)	5.5	—	16.4	—
Changes in working capital	0.7	68.3	40.3	(0.8)	—	108.5
Net adjustments	(19.6)	112.8	58.5	5.0	16.4	173.1
Net cash provided by (used in) operating activities	0.4	133.1	60.6	(1.5)	—	192.6
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(7.7)	—	—	—	(7.7)
Capital expenditures	—	(20.7)	—	(1.6)	—	(22.3)
Loan to related companies	—	—	(57.0)	—	57.0	—
Investment in subsidiaries	(11.4)	(0.2)	(0.1)	(0.1)	11.8	—
Other investing activities	—	2.9	—	0.1	—	3.0
Net cash used in investing activities	(11.4)	(25.7)	(57.1)	(1.6)	68.8	(27.0)
FINANCING ACTIVITIES:
Repayment of debt	—	(59.9)	—	—	—	(59.9)
Net repayments of short-term borrowings	—	(104.0)	—	(0.7)	—	(104.7)
Proceeds from intercompany borrowings	—	57.0	—	—	(57.0)	—
Capital contributions	—	11.4	0.2	0.2	(11.8)	—
Other financing activities	—	(5.6)	(3.7)	(0.3)	—	(9.6)
Net cash used in financing activities	—	(101.1)	(3.5)	(0.8)	(68.8)	(174.2)
Net increase (decrease) in cash and cash equivalents	(11.0)	6.3	—	(3.9)	—	(8.6)
Effect of exchange rates on cash and cash equivalents	—	(0.3)	—	(2.8)	—	(3.1)
Net change in cash and cash equivalents	(11.0)	6.0	—	(6.7)	—	(11.7)
Beginning cash and cash equivalents	11.1	5.1	0.2	43.6	—	60.0
Ending cash and cash equivalents	$0.1	$11.1	$0.2	$36.9	$—	$48.3

RYERSON HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2016

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non- guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$7.5	$0.2	$65.5	$—	$73.2
Receivables less provision for allowances, claims and doubtful accounts	—	276.5	0.4	83.2	—	360.1
Inventories	—	567.0	1.3	56.9	—	625.2
Intercompany receivable	70.4	—	154.9	—	(225.3)	—
Other current assets	—	16.2	1.1	11.1	—	28.4
Total current assets	70.4	867.2	157.9	216.7	(225.3)	1,086.9
Investments in subsidiaries	—	375.0	289.7	—	(664.7)	—
Intercompany notes receivable	—	—	313.9	—	(313.9)	—
Property, plant and equipment net of accumulated depreciation	—	366.8	0.5	26.0	—	393.3
Deferred income taxes	30.3	—	—	3.5	(21.3)	12.5
Other noncurrent assets	—	148.9	0.4	1.3	—	150.6
Total assets	$100.7	$1,757.9	$762.4	$247.5	$(1,225.2)	$1,643.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$51.8	$171.9	$41.3	$—	$265.0
Intercompany payable	—	200.8	—	24.5	(225.3)	—
Salaries, wages, and commissions	—	34.6	0.1	0.8	—	35.5
Short-term debt	—	—	—	20.0	—	20.0
Other current liabilities	0.1	59.0	0.6	10.3	—	70.0
Total current liabilities	0.1	346.2	172.6	96.9	(225.3)	390.5
Dividends in excess of investment in subsidiaries	134.9	—	—	—	(134.9)	—
Long-term debt	—	957.9	—	—	—	957.9
Long-term debt – intercompany	—	268.6	—	45.3	(313.9)	—
Deferred employee benefits	—	273.3	—	18.1	—	291.4
Other noncurrent liabilities	—	46.8	7.0	4.2	(21.3)	36.7
Total liabilities	135.0	1,892.8	179.6	164.5	(695.4)	1,676.5
Redeemable noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Ryerson Holding Corporation stockholders’ equity	(34.3)	(134.9)	582.8	81.9	(529.8)	(34.3)
Noncontrolling interest	—	—	—	1.3	—	1.3
Total liabilities and equity	$100.7	$1,757.9	$762.4	$247.5	$(1,225.2)	$1,643.3

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

NOTE 15: SUBSEQUENT EVENTS

On October 15, 2016, the Company redeemed 100% of the remaining aggregate principal amount outstanding of the 2018 Notes. Pursuant to the terms of the 2018 Notes, all of the outstanding principal amount of the 2018 Notes was redeemed at a redemption price equal to 102.813% of the principal amount thereof, plus accrued and unpaid interest, to, but not including, October 15, 2016. As a result of the redemption, we will recognize a $1.4 million charge within other income (expense), net and write off the remaining debt issuance costs of $0.3 million within interest and other expense on debt in the fourth quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 9, 2016 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2015 in our Annual Report on Form 10-K filed on March 9, 2016.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil & gas. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. Domestic metals prices are volatile and remain difficult to predict due to their commodity nature and the extent which prices are affected by interest rates, fluctuations in the value of the U.S. dollar to foreign currencies, energy prices, international supply/demand imbalances, surcharges and other factors. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. At the request of our customers, we have entered into swaps in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.

Recent Events

On July 25, 2016, we closed an underwritten public offering of 5 million shares of our common stock. The net proceeds from the offering were $71.5 million after deducting the underwriter discount and other offering expenses. We used the net proceeds from the offering to repurchase, redeem, defease or otherwise repay portions of our outstanding indebtedness, including but not limited to, redeeming our outstanding 2018 Notes in full on October 15, 2016.

Components of Results of Operations

We generate substantially all of our revenue from sales of our metals products. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

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

Results of Operations—Comparison of Third Quarter 2016 to Third Quarter 2015

The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended September 30, 2016	% of Net Sales	Three Months Ended September 30, 2015	% of Net Sales
	($ in millions)
Net sales	$735.1	100.0%	$790.0	100.0%
Cost of materials sold	589.7	80.2	639.7	81.0
Gross profit	145.4	19.8	150.3	19.0
Warehousing, delivery, selling, general and administrative expenses	109.1	14.8	112.8	14.3
Restructuring and other charges	2.5	0.4	—	-
Impairment charges on fixed assets	—	—	0.5	—
Operating profit	33.8	4.6	37.0	4.7
Other expenses	(23.8)	(3.2)	(24.2)	(3.1)
Income before income taxes	10.0	1.4	12.8	1.6
Provision for income taxes	1.6	0.3	6.1	0.8
Net income	8.4	1.1	6.7	0.8
Less: Net income attributable to noncontrolling interest	0.2	—	—	—
Net income attributable to Ryerson Holding Corporation	$8.2	1.1%	$6.7	0.8%
Basic and diluted earnings per share	$0.23		$0.21

The following table shows our percentage of sales revenue by major product lines for the third quarter of 2016 and 2015:

	Three Months Ended September 30,
Product Line	2016	2015
Carbon Steel Flat	29%	25%
Carbon Steel Plate	9	11
Carbon Steel Long	13	16
Stainless Steel Flat	17	15
Stainless Steel Plate	4	4
Stainless Steel Long	3	3
Aluminum Flat	16	17
Aluminum Plate	3	3
Aluminum Long	4	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the third quarter of 2016 decreased 6.9% from the same period a year ago to $735.1 million. Average selling price decreased 4.7% from the price levels in the third quarter of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for most of our product lines with the largest decreases in our stainless plate, stainless flat and stainless long products, partially offset by slight increases in the average selling price for carbon flat and carbon long products. Tons sold decreased 2.4% in the third quarter of 2016 compared to the third quarter of 2015 with decreases in shipments of carbon plate, carbon long and aluminum flat product lines offset by increases in our stainless plate, stainless flat and stainless long products.

Cost of materials sold. Cost of materials sold decreased 7.8% to $589.7 million in the third quarter of 2016 compared to $639.7 million in the third quarter of 2015. The decrease in cost of materials sold in the third quarter of 2016 compared to the same period a year ago is primarily due to a decrease in average cost of materials sold per ton in the third quarter of 2016 compared to the year ago period in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,228 in the third quarter of 2016 from $1,301 in the third quarter of 2015. The average cost of materials sold for our stainless plate, stainless flat and stainless long product lines decreased more than our other products, in line with the change in average selling price per ton for these products. During the third quarter of 2016, LIFO expense was $25.1 million compared to LIFO income of $30.3 million in the third quarter of 2015. LIFO expense in the third quarter of 2016 was partially offset by a $23.7 million credit to adjust the lower of cost or market inventory reserve. LIFO income in the third quarter of 2015 was partially offset by a $9.0 million charge to record the lower of cost or market inventory reserve.

Gross profit. Gross profit decreased by $4.9 million to $145.4 million in the third quarter of 2016. Gross profit as a percent of sales in the third quarter of 2016 increased to 19.8% from 19.0% in the third quarter of 2015. While our revenue per ton decreased in the third quarter of 2016 as compared to the third quarter of 2015, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $1.7 million to $111.6 million in the third quarter of 2016 from $113.3 million in the third quarter of 2015. The decrease was primarily due to lower facility costs, primarily lower depreciation, repairs and maintenance costs and property taxes, of $2.6 million, lower employee benefit costs of $2.1 million resulting mainly from a reduction in the net periodic benefit cost for pensions and lower salaries and wages of $2.0 million resulting mainly from lower headcount in the third quarter of 2016 compared to the third quarter of 2015 as well as the inclusion of a $0.5 million asset impairment charge in the third quarter of 2015. Partially offsetting the expense decreases was an increase of $3.3 million in sales incentive and annual incentive bonus plan accruals in the third quarter of 2016 compared to the third quarter of 2015 and the recording of a $2.5 million restructuring charge related to a facility closure in the third quarter of 2016. On a per ton basis, third quarter of 2016 operating expenses increased to $233 per ton from $230 per ton in the third quarter of 2015.

Operating profit. For the third quarter of 2016, we reported an operating profit of $33.8 million, or $70 per ton, compared to an operating profit of $37.0 million, or $75 per ton, for the third quarter of 2015, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $23.6 million in the third quarter of 2016 from $25.4 million in the third quarter of 2015, primarily due to a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with our old revolving credit facility agreement upon entering into a new revolving credit facility agreement. The third quarter of 2016 benefitted from a lower principal amount outstanding of our debt compared to the third quarter of 2015 offset by an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance of our 9.00% Senior Notes due 2017 (the “2017 Notes”), redeemed $121.9 million of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in the second quarter of 2016. Other income and (expense), net was expense of $0.2 million in the third quarter of 2016 as compared to income of $1.2 million in the same period a year ago. The third quarter of 2015 included a gain of $1.0 million on the redemption of the 2017 Notes and 2018 Notes purchased during the period.

Provision for income taxes. In the third quarter of 2016, we recorded income tax expense of $1.6 million compared to an income tax expense of $6.1 million in the third quarter of 2015. The income tax expense in the third quarter of 2016 and 2015 primarily represents taxes at local statutory rates where we operate, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.23 in the third quarter of 2016 compared to earnings per share of $0.21 in the third quarter of 2015. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of 5 million shares of common stock in an underwritten public offering completed in July 2016.

Results of Operations—Comparison of First Nine Months 2016 to First Nine Months 2015

The following table sets forth our condensed consolidated statements of income data:

	Nine Months Ended September 30, 2016	% of Net Sales	Nine Months Ended September 30, 2015	% of Net Sales
	($ in millions)
Net sales	$2,177.5	100.0%	$2,498.4	100.0%
Cost of materials sold	1,721.5	79.1	2,032.3	81.3
Gross profit	456.0	20.9	466.1	18.7
Warehousing, delivery, selling, general and administrative expenses	331.5	15.2	343.4	13.8
Restructuring and other charges	2.5	0.1	—	—
Impairment charges on fixed assets	—	—	1.9	0.1
Operating profit	122.0	5.6	120.8	4.8
Other expenses	(80.7)	(3.7)	(85.2)	(3.4)
Income before income taxes	41.3	1.9	35.6	1.4
Provision for income taxes	14.0	0.6	16.1	0.6
Net income	27.3	1.3	19.5	0.8
Less: Net loss attributable to noncontrolling interest	—	—	(0.5)	—
Net income attributable to Ryerson Holding Corporation	$27.3	1.3%	$20.0	0.8%
Basic and diluted earnings per share	$0.82		$0.62

The following table shows our percentage of sales revenue by major product lines for the first nine months of 2016 and 2015:

	Nine Months Ended September 30,
Product Line	2016	2015
Carbon Steel Flat	27%	24%
Carbon Steel Plate	9	11
Carbon Steel Long	14	16
Stainless Steel Flat	16	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	16	16
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	2
Total	100%	100%

Net sales. Revenue for the first nine months of 2016 decreased 12.8% from the first nine months of 2015 to $2,177.5 million. Average selling price decreased 13.3% from the price levels in the first nine months of 2015 reflecting weaker economic conditions in the metals market. Average selling price decreased for all of our product lines with the largest decreases in our stainless plate, stainless flat and carbon plate products. Tons sold increased 0.5% in the first nine months of 2016 compared to the first nine months of 2015 with increases in shipments of stainless plate and stainless flat product lines offset by decreases in our carbon plate and carbon long products.

Cost of materials sold. Cost of materials sold decreased 15.3% in the first nine months of 2016 to $1,721.5 million compared to $2,032.3 million for the same period in 2015. The decrease in cost of materials sold in 2016 compared to 2015 is primarily due to a decrease in average cost of materials sold per ton in the first nine months of 2016 compared to the year ago period. The average cost of materials sold per ton decreased to $1,176 in the first nine months of 2016 from $1,396 in the first nine months of 2015. The average cost of materials sold for our stainless plate, stainless flat and carbon plate product lines decreased more than our other products, in line with the change in average selling price per ton. During the first nine months of 2016, LIFO expense was $5.0 million compared to LIFO income of $79.3 million in the first nine months of 2015. LIFO expense in the first nine months of 2016 was more than offset by a $25.4 million credit to adjust the lower of cost or market inventory reserve. LIFO income in the first nine months of 2015 was partially offset by a $9.0 million charge to record inventory at the lower of cost or market.

Gross profit. Gross profit decreased by $10.1 million to $456.0 million in the first nine months of 2016. Gross profit as a percent of sales in the first nine months of 2016 increased to 20.9% from 18.7% a year ago. While our revenue per ton decreased in the first nine months of 2016 as compared to the first nine months of 2015, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $11.3 million to $334.0 million in the first nine months of 2016 from $345.3 million in the first nine months of 2015. The decrease was primarily due to lower employee benefit costs of $9.9 million resulting mainly from a reduction in the net periodic benefit cost for pensions, lower facility expenses, primarily depreciation and repair and maintenance costs, of $5.5 million, lower salaries and wages of $4.9 million due to lower employee headcount and lower delivery costs of $1.1 million in the first nine months of 2016 compared to the first nine months of 2015 as well as the inclusion of a $1.9 million asset impairment charge in the first nine months of 2015. Partially offsetting the expense decrease was an increase of $10.4 million in sales incentive and annual incentive bonus plan accruals and the inclusion of a $2.5 million restructuring charge related to a facility closure in the first nine months of 2016. On a per ton basis, the first nine months of 2016 operating expenses decreased to $229 per ton from $237 per ton in the first nine months of 2015.

Operating profit. For the first nine months of 2016, we reported an operating profit of $122.0 million, or $83 per ton, compared to $120.8 million, or $83 per ton, in the first nine months of 2015, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $67.5 million in the first nine months of 2016 from $74.5 million in the first nine months of 2015, primarily due to a lower principal amount outstanding of our debt. In the first nine months of 2016, we redeemed the $569.9 million outstanding balance of the 2017 Notes and $121.9 million of the 2018 Notes. Partially offsetting the decrease in debt was the issuance of $650.0 million of the 2022 Notes in the first nine months of 2016. In addition, the first nine months of 2015 included a $2.9 million charge to write-off a portion of the issuance costs associated with our old revolving credit facility agreement upon entering into a new revolving credit facility agreement. Other income and (expense), net was expense of $13.2 million in the first nine months of 2016 as compared to expense of $10.7 million in the same period a year ago. The other expense in the first nine months of 2016 is related to a $7.2 million net loss on debt redemptions, foreign currency losses of $3.2 million and a $2.8 million charge due to an other-than-temporary impairment charge recognized on an available-for-sale investment. The other expense in the first nine months of 2015 was primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, partially offset by foreign currency gains of $1.2 million.

Provision for income taxes. In the first nine months of 2016, we recorded income tax expense of $14.0 million compared to $16.1 million in the first nine months of 2015. The $14.0 million income tax expense in the first nine months of 2016 primarily represents taxes at local statutory rates where we operate, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The $16.1 million income tax expense in the first nine months of 2015 primarily represents taxes at local statutory rates where we operate, but generally excludes any tax benefit for losses in jurisdictions with historical losses, and also includes the discrete tax effect of the other-than-temporary impairment charge recorded during the first three months of 2015.

Earnings per share. Basic and diluted earnings per share was $0.82 in the first nine months of 2016, compared to basic and diluted earnings per share of $0.62 in the first nine months of 2015. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of 5 million shares of common stock in an underwritten public offering completed in July 2016.

Liquidity

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.0 billion revolving credit facility (the “Ryerson Credit Facility”) that matures on the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$73	$63
Less: Qualified cash pledged as collateral	(31)	—
Marketable securities	1	2
Availability under Ryerson Credit Facility and foreign debt facilities	321	208
Total liquidity	$364	$273

We had cash and cash equivalents of $73.2 million at September 30, 2016, compared to $63.2 million at December 31, 2015. We had $31 million and zero of qualified cash pledged as collateral at September 30, 2016 and December 31, 2015, respectively. We had $978 million and $1,024 million of total debt outstanding at September 30, 2016 and December 31, 2015, respectively, and a debt-to-capitalization ratio of 104% at September 30, 2016 and 116% at December 31, 2015. We had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $364 million at September 30, 2016 versus $273 million at December 31, 2015. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Of the total cash and cash equivalents, as of September 30, 2016, $65.1 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$(22.9)	$192.6
Net cash used in investing activities	(16.3)	(27.0)
Net cash provided by (used in) financing activities	47.0	(174.2)
Effect of exchange rates on cash and cash equivalents	2.2	(3.1)
Net increase (decrease) in cash and cash equivalents	$10.0	$(11.7)

Operating activities. Net cash used in operating activities of $22.9 million in the first nine months of 2016 was primarily due to an increase in inventory of $67.3 million, an increase in accounts receivable of $54.9 million resulting from higher sales levels in the first nine months of 2016 compared to year-end 2015 and pension contributions of $21.0 million. Offsetting the cash outflows was an increase in accounts payable of $38.2 million due to a higher level of material purchases at the end of the third quarter of 2016 compared to year-end 2015, non-cash depreciation and amortization expense of $31.8 million, net income of $27.3 million and an increase in accrued liabilities of $17.9 million. Net cash provided by operating activities of $192.6 million in the first nine months of 2015 was primarily due to a decrease in inventory of $91.8 million as we reduced inventory as metal prices weakened during the period. In addition, non-cash depreciation and amortization expense was $33.9 million, accounts payable increased $30.0 million resulting from a higher level of material purchases at the end of the first nine months of 2015 compared to year-end 2014, net income was $19.5 million, accounts receivable declined $21.7 million due to a decline in the average selling price of material, the net deferred tax asset decreased $15.0 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $42.1 million.

Investing activities. Capital expenditures during the first nine months of 2016 totaled $19.7 million compared to $22.3 million in the first nine months of 2015. We sold property, plant and equipment and assets held for sale generating cash proceeds of $3.2 million and $2.8 million during the first nine months of 2016 and 2015, respectively.

Financing activities. Net cash provided by financing activities in the first nine months of 2016 was $47.0 million compared to net cash used in financing activities of $174.2 million in the first nine months of 2015. Net cash provided by financing activities in the first nine months of 2016 was primarily related to the issuance of the 2022 Notes with a principal amount of $650.0 million, net proceeds of $71.5 million from the issuance of common stock and an increase in book overdrafts of $20.1 million, offset by the early redemption of $569.9 million principal amount of the 2017 Notes and $121.9 million principal amount of the 2018 Notes. Net cash used in financing activities in the first nine months of 2015 was primarily related to the early redemption of $30.1 million principal amount of the 2017 Notes repurchased for $29.4 million and the early redemption of $30.1 million principal amount of the 2018 Notes repurchased for $30.5 million, and $104.7 million of repayments of credit facility borrowings with cash provided by operations discussed above and a decrease in book overdrafts of $4.5 million.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheets decreased to $977.9 million at September 30, 2016 from $1,023.5 million at December 31, 2015.

Total debt outstanding as of September 30, 2016 consisted of the following amounts: $277.2 million borrowing under the Ryerson Credit Facility, $48.5 million under the 2018 Notes, $650.0 million under the 2022 Notes, and $20.0 million of foreign debt, less $17.8 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On July 24, 2015, Ryerson terminated its $1.35 billion revolving credit facility agreement (the “Old Credit Facility”) and entered into a new $1.0 billion revolving credit agreement (the “Ryerson Credit Facility”). Borrowings under the Ryerson Credit Facility were used to repay indebtedness under the Old Credit Facility. The Ryerson Credit Facility has a maturity date of the earlier of (a) July 24, 2020 or (b) 60 days prior to the stated maturity of any outstanding indebtedness with a principal amount of $50,000,000 or more. As a result of the Ryerson Credit Facility, we recorded a $2.9 million charge in the third quarter of 2015 to write-off a portion of the issuance costs associated with the Old Credit Facility.

At September 30, 2016, Ryerson had $277.2 million of outstanding borrowings, $16 million of letters of credit issued and $295 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.6 percent and 2.1 percent at September 30, 2016 and December 31, 2015, respectively.

The $1.0 billion Ryerson Credit Facility has an allocation of $875 million to our subsidiaries in the United States and an allocation of $125 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for pricing loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greatest of the Bank of Canada overnight rate plus 0.50%, Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.75%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.25%.

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

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on us. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Proceeds from borrowings under the Ryerson Credit Facility and repayments of borrowings thereunder that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under our revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the Ryerson Credit Facility represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

The 2018 Notes became redeemable, in whole or in part, on October 15, 2015, at specified redemption prices. If a change of control occurs, JT Ryerson must offer to purchase the 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest. See Note 15 “Subsequent Events” of the notes to condensed consolidated financial statements for additional detail.

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

We applied the provisions of Accounting Standards Codification (“ASC”) 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, we recorded a $16.0 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, money, deposit accounts and related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and our obligations under the Ryerson Credit Facility.

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

As of September 30, 2016, zero, $48.5 million and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. We have repurchased and in the future may repurchase long-term notes in the open market. See Note 15 “Subsequent Events” of the notes to condensed consolidated financial statements for additional detail.

During the first nine months of 2016, a principal amount of $27.0 million of the 2018 Notes were repurchased for $18.2 million and retired, resulting in the recognition of an $8.8 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Including the $16.0 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, we recognized a total net loss of $7.2 million within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during the first nine months of 2016.

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

Foreign Debt

At September 30, 2016, Ryerson China’s foreign borrowings were $19.9 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by its inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by its inventory and property, plant and equipment. Other foreign borrowings were $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

Availability under the foreign credit lines was $26 million and $23 million at September 30, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $2 million at September 30, 2016 and December 31, 2015, respectively.

Pension Funding

At December 31, 2015, pension liabilities exceeded plan assets by $238 million. We anticipate that we will have a total minimum required pension contribution of approximately $22 million in 2016 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2016, we have made $21 million in pension contributions, and anticipate an additional $1 million of contributions in the remaining three months of 2016. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2016.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of September 30, 2016. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at September 30, 2016:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2018 Notes (3)	48	—	48	—	—
2022 Notes	650	—	—	—	650
Ryerson Credit Facility	277	—	—	277	—
Foreign Debt	20	20	—	—	—
Interest on 2018 Notes, 2022 Notes Foreign Debt and Ryerson Credit Facility (3) (4)	441	84	163	149	45
Purchase Obligations (5)	18	18	—	—	—
Operating Leases	94	25	33	21	15
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	13	5	6	2	—
Total	$1,562	$152	$250	$449	$711

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)

On September 15, 2016, JT Ryerson issued a notice to redeem 100% of the remaining aggregate principal amount outstanding of the 2018 Notes on October 15, 2016. On October 15, 2016, we redeemed 100% of the remaining aggregate principal amount outstanding of the 2018 Notes. See Note 15 “Subsequent Events” of the notes to condensed consolidated financial statements for additional detail.

(4)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(5)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

We maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, we determine that these deferred tax assets are more likely than not realizable.

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of its reserve for uncertain tax benefits related to various intercompany transactions, with a corresponding income tax benefit of less than $1 million.

Recent legislative proposals in the U.S. would repeal the use of the last-in-first-out method of accounting (“LIFO method”) for inventory for U.S. tax purposes. If legislation repealing the use of the LIFO method for tax purposes becomes law, we would expect an increase in the cash taxes we will need to pay over a 10-year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,045 million at September 30, 2016 and $855 million at December 31, 2015 as compared with the carrying value of $978 million and $1,024 million at September 30, 2016 and December 31, 2015, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2016 by $2.4 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.7 million outstanding at September 30, 2016 and a net value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2016, we recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2016 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of September 30, 2016, we had 2,820 tons of nickel futures or option contracts and 10,525 tons of aluminum price swaps outstanding with a net asset value of $4.1 million and $0.7 million, respectively. As of September 30, 2016, we had 29,395 tons of hot roll coil option contracts with a net liability value of $0.1 million. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2016, we recognized a gain of $9.0 million associated with its metal commodity derivatives.

As of September 30, 2016, we had diesel fuel price swaps with respect to the purchase of 156,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of September 30, 2016, our diesel fuel hedges outstanding had a net value of zero. For the nine months ended September 30, 2016 we recognized a gain of $0.1 million associated with the diesel fuel hedges.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2016 would increase or decrease the fair value of commodity derivative contracts by $5.9 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2016.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On February 9, 2016, the EPA published its Final Remedial Investigation Report. On June 8, 2016, the EPA published both the Draft Feasibility Study and associated Superfund Proposed Plan (“Proposed Plan”). The Proposed Plan includes a combination of dredging, capping and enhanced natural recovery that would take approximately seven years to construct plus additional time for monitored natural recovery, at an estimated overall cost of $745.7 million. The public comment period on the Proposed Plan commenced on June 9, 2016, and closed on September 6, 2016. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the Proposed Plan will be executed as currently proposed, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at September 30, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description
4.1

Indenture, dates as of May 24, 2016, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party hereto, and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 11% Senior Secured Notes due 2017.(a)

4.2

Fourth Supplemental Indenture, dates as of May 24, 2016, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors Party hereto, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuer’s 9% Senior Notes due 2017.(a)

4.3	Form of Indenture.(b)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written Statement of Erich S. Schnaufer, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
(a)	Incorporated by reference to Ryerson Holding Corporation’s Form 8-K filed on May 24, 2016 (File No. 001-34735).
(b)	Incorporated by reference to Ryerson Holding Corporation’s Form S-3 filed on June 10, 2016 (File No. 333-211966).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ Erich S. Schnaufer
Erich S. Schnaufer Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: November 2, 2016