Form 10-K
period 2016-12-31
Ryerson Holding Corp
filed 2017-03-13
CIK 1481582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2016 as reported by the New York Stock Exchange on such date was approximately $188,377,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 28, 2017, there were 37,132,617 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	the cyclicality of our business, due to the cyclical nature of our customers’ businesses;
•	the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•	remaining competitive and maintaining market share in the highly competitive and fragmented metals distribution industry;
•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation;
•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the failure to effectively integrate newly acquired operations;
•	the regulatory and other operational risks associated with our operations located outside of the United States (or “U.S.”);
•	the management of inventory and other costs and expenses;
•	the adequacy of our efforts to mitigate cyber security risks and threats;
•	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	prolonged disruption of our processing centers;
•	the ability to retain and attract management and key personnel;
•	the ability of management to focus on North American and foreign operations;
•	the ability to comply with the terms of our asset-based credit facility and our indenture;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	the risk of product liability claims;
•	our risk management strategies may result in losses;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;
•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	the ownership of a majority of our equity securities by a single investor group.

These risks and uncertainties could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this Annual Report under “Risk Factors” and the caption “Industry and Operating Trends” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to revise or publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

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

We are a metals service center, with operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We believe we are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of over 65,000 products in stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than 75% of the products we sell are processed to meet customer requirements. Specifically, we provide a wide range of flat and long metals products, we offer numerous value-added processing and fabrication services such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, roll forming, tube manufacturing, polishing, shearing, forming, stamping, punching, rolling shell plate to radius and beveling to process materials to a specified thickness, length, width, shape and surface quality pursuant to specific customer orders. For the year ended December 31, 2016, we purchased 1.9 million tons of materials from suppliers throughout the world. Our value proposition also includes providing a superior level of customer service and responsiveness, technical services and inventory management solutions. Our range of products together with our breadth of services allows us to create long-term partnerships with our customers and enhances our profitability.

We track the processing operations, if any, performed on sold material for over 95% of our total revenues. The activities we track broadly fall into four main processing categories: (1) sheet processing (excludes fabrication activities), (2) as-is long and plate, (3) cut long and plate, and (4) fabrication.  A key metric that we track is the percentage mix of revenue that comes from our fabrication capabilities. In 2010, the mix of revenue from fabrication activities was 6.7% of our sales, while in 2016, our mix of revenue from fabrication activities rose to 9.2% of our sales largely due to the strategic investments we have made in value-added processing capital expenditures.

We operate over 90 facilities across North America and five facilities in China. Our service centers are strategically located in close proximity to our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2016 and 2015 were 15.3% and 14.5%, respectively.

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

End users of metal products seek to purchase metals with customized specifications, including value-added processing. End-users in highly diverse industries such as machinery, construction and transportation often look for “one-stop” suppliers that can offer processing services along with lower order volumes, shorter lead times, and more reliable delivery.

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

The metals service center industry typically experiences cash flow trends that are counter-cyclical to the revenue and volume growth of the industry. Companies in the industry primarily have working capital assets. During an industry downturn, companies generally reduce working capital assets and generate cash as inventory and accounts receivable balances decline. As a result, operating cash flow and liquidity tend to increase during a downturn, which typically facilitates industry participants’ ability to cover fixed costs and repay outstanding debt.

We compete with many other metals service centers and to a lesser extent with primary metal producers. Primary metal producers typically sell to larger customers that require regular shipments of higher volumes of steel than the traditional service center customer.

Competitive Strengths

Leading Market Position in North America

We believe we are one of the largest service center companies for carbon and stainless steel as well as aluminum based on sales in the North American market where we have a broad geographic presence with over 90 facilities.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada and Mexico helps us to utilize our expertise to more efficiently serve customers with complex supply chain requirements across multiple manufacturing locations. We believe this is a key differentiator for customers who need a supplier that can reliably and consistently support them. Our ability to transfer inventory among our facilities better enables us to more timely and profitably source and process specialized items at regional locations throughout our network than if we were required to maintain inventory of all products and specialized equipment at each location.

We believe with our significant footprint in the North American market, combined with our significant scale and operating leverage, a cyclical recovery of the service center industry supported by long-term growth trends in our end markets should allow us to experience higher growth rates relative to North American economic improvement. However, there can be no guarantee that we will experience such higher growth rates.

Broad Geographic Reach across Attractive End Markets.

Our operations serve a diverse range of industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil and gas. We believe these industries will provide demand for our products and services as the North American manufacturing economy continues to grow. In addition, we expect to benefit from continued growth in international markets that will help spur demand at domestic manufacturing facilities that sell into the global market. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Although there can be no guarantee of growth, we believe a number of our strategies, such as investing in value added processing capabilities, analytically targeting attractive customers and end markets with our supply chain optimization service model, expanding our large network of service centers both through capital expenditures and acquisitions, and pricing our products and services based on the value we deliver to our customers will provide us with growth opportunities.

Given the highly fragmented nature of the service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. Given our large scale and geographic reach, we believe we can add value to these businesses in a number of ways, including providing greater purchasing power, improving expense and working capital management, access to additional end markets and broadening product mix.

Lean Operating Structure Providing Operating Leverage.

From historical significant changes to our footprint and decentralized operational management through tactical productivity and spending improvements, Ryerson has demonstrated the ability to effectively manage expenses. Even on volumes which were slightly higher than 2015, our warehousing, delivery, selling, general and administrative expenses declined by $14 million, or 3.2%.  In an improving metals service center environment characterized by increases in demand and/or pricing, we believe that most additional expenses to service higher revenue and margins would come from variable expenses while further leveraging economies of scale on our existing fixed expenses.

We have also focused on process improvements in inventory management. Average inventory days excluding LIFO decreased from 80 days in 2015 to 76 days in 2016.  Our average inventory days have improved on an overall basis from 100 days in 2006. This reduction has decreased our exposure to metals price movements as well as increased capacity in our facilities to devote to higher margin products and capabilities. These organizational and operating changes have improved our operating structure, working capital management and efficiency.

As a result of our initiatives, we have increased our financial flexibility and believe we have a favorable cost structure compared to many of our peers. This achievement will provide significant operating leverage if revenue improves.

Extensive Breadth of Products and Services for Diverse Customer Base.

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

For the year ended December 31, 2016, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 12% of our sales.

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

Industry Outlook

We believe that the United States economy has grown since the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was above 50% for 29 of the last 36 months, which indicates that the U.S. manufacturing economy was generally expanding over the last three years. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth. That being said, another indicator of manufacturing activity, the US Federal Reserve’s Industrial Production Index, has shown monthly year-over-year contraction in dollars spent from September 2015 through November 2016.

Additionally, the overall U.S. economy is projected to continue growing as evidenced by the Federal Reserve’s midrange forecasted real GDP growth rates of 2.1%, 2.0%, and 1.9% for 2017, 2018, and 2019, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance and construction end markets. One of our key end markets is within the industrial equipment sector and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production contracted by 0.9% in 2016 and is expected to grow by 1.5% in 2017 and 2.1% in 2017.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund, China’s GDP grew 6.7% in 2016 and is projected to grow 6.5% in 2017 and 6.0% in 2018.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2016, 2015 and 2014:

Product Line	2016	2015	2014
Carbon Steel Flat	28%	25%	25%
Carbon Steel Plate	9	11	12
Carbon Steel Long	13	16	15
Stainless Steel Flat	17	16	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	3	4
Aluminum Flat	16	16	15
Aluminum Plate	3	3	3
Aluminum Long	5	4	4
Other	2	2	2
Total	100%	100%	100%

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

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2016, no single customer accounted for more than 2% of our sales, and the top 10 customers accounted for less than 12% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The following table shows the Company’s percentage of sales by metal consuming industry for 2016, 2015 and 2014:

	Percentage of Sales
Metal Consuming Industry	2016	2015	2014
Commercial ground transportation	16%	18%	17%
Metal fabrication and machine shops	18	18	18
Industrial machinery and equipment	18	17	18
Consumer durable	11	10	11
HVAC	7	8	7
Construction equipment	9	8	7
Food processing and agricultural equipment	9	7	7
Oil & gas	5	7	9
Other	7	7	6
Total	100%	100%	100%

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

Suppliers

For the year ended December 31, 2016, our top 25 suppliers accounted for approximately 76% of our purchase dollars. We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements and believe we will continue to be among the largest customers of our suppliers.

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

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2016, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to an increase of $76.0 million.

	Additions	Retirements or Sales	Net
	(In millions)
2016	$23.0	$5.0	$18.0
2015	22.3	9.1	13.2
2014	21.6	6.3	15.3
2013	20.2	13.5	6.7
2012	40.8	18.0	22.8

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $25 million for 2017. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2016, we employed approximately 3,000 persons in North America and 325 persons in China. Our North American workforce was comprised of approximately 1,400 office employees and approximately 1,600 plant employees. Twenty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters.

Three renewal contracts covering approximately 63 employees were successfully negotiated in 2016. Six contracts covering 118 employees are currently scheduled to expire in 2017.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued its Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including us. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent we may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to us. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

Foreign Operations

Our foreign operations as a percentage of total sales for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
Foreign Location	2016	2015	2014
Canada	8%	8%	8%
China	5	4	4
Mexico	< 1	< 1	< 1

Our foreign assets as a percentage of consolidated assets at December 31, 2016, 2015 and 2014 were as follows:

	At December 31,
Foreign Location	2016	2015	2014
Canada	10%	10%	9%
China	5	5	5
Mexico	< 1	< 1	< 1

See Note 13 “Segment Information” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on U.S. and foreign revenues and long-lived assets.

Ryerson Canada

Ryerson Canada, an indirect wholly-owned Canadian subsidiary of Ryerson Holding, is a metals service center. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Burlington (ON) (includes Canadian headquarters), and Vaudreuil (QC), Canada.

Ryerson China

In 2006, Ryerson Inc., formerly the direct subsidiary of Ryerson Holding, and VSC and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. We increased ownership of Ryerson China from 40% to 80% in the fourth quarter of 2008 for a total purchase cost of $18.5 million. We consolidated the operations of Ryerson China as of October 31, 2008. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China for $17.5 million. As a result, Ryerson China is now an indirect wholly owned subsidiary of Ryerson. Ryerson China is based in Kunshan and operates five processing and service centers in Guangzhou, Dongguan, Kunshan and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, operates as a metals service center. Ryerson Holding formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has service centers in Monterrey, Tijuana, Hermosillo, and Queretaro.

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

Risks Related to Our Business and Industry

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenues and profitability.

Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. These industries include manufacturing, electrical production and transportation. This cyclicality can significantly affect demand of materials for us. We do not expect the cyclical nature of our industry to change and any downturn in our customers’ industries could reduce our revenues and profitability.

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by assessing various qualitative factors with respect to development in our business and the overall economy and calculating the fair value of a reporting unit using a combination of an income approach based on discounted future cash flows and a market approach at the date of valuation. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors.

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

The principal markets that we serve are highly competitive. The metals distribution industry is fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we have and some of which have more established brand names in the local markets we serve. Increased competition could reduce our market share, force us to lower our prices or to offer increased services at a higher cost, which could reduce our profitability.

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

We maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Declines in prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $750 million revolving credit facility (the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

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

Our future success will depend on our ability to complete the integration of these future acquisitions successfully into our operations. After any acquisition, customers may choose to diversify their supply chains to reduce reliance on a single supplier for a portion of their metals needs. We may not be able to retain all of our and an acquisition’s customers, which may adversely affect our business and sales. Integrating acquisitions, particularly large acquisitions, requires us to enhance our operational and financial systems and employ additional qualified personnel, management and financial resources, and may adversely affect our business by diverting management away from day-to-day operations. Further, failure to successfully integrate acquisitions may adversely affect our profitability by creating significant operating inefficiencies that could increase our operating expenses as a percentage of sales and reduce our operating income. In addition, we may not realize expected cost savings from acquisitions.

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

Additionally, there is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives, which issue land use rights that are generally renewable. We lease the land where our Chinese facilities are located from the Chinese government. If the Chinese government decided to terminate our land use rights agreements, our assets could become impaired and our ability to meet customer orders could be impacted.

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

Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our indebtedness and grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	changes in commodity prices, especially metals;
•	general economic conditions in the markets where we operate; and
•	the cyclical nature of our customers’ business.

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

Any significant work stoppages can harm our business.

As of December 31, 2016, we employed approximately 3,000 persons in North America and 325 persons in China. Our North American workforce was comprised of approximately 1,400 office employees and approximately 1,600 plant employees. Twenty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters.

Three renewal contracts covering approximately 63 employees were successfully negotiated in 2016. Six contracts covering 118 employees are currently scheduled to expire in 2017.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2016, our pension plan had an unfunded liability of $216 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2016 was $74 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

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

We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team such as our CEO, Edward J. Lehner, and CFO, Erich S. Schnaufer, could adversely affect our business and possibly prevent us from improving our operational, financial and information management systems and controls. In the future, we may need to retain and hire additional qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel. Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified employees each year.

Our international operations and potential joint ventures may cause us to incur costs and risks that may distract management from effectively operating our North American business, and such operations or joint ventures may not be profitable.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2016, our top 25 suppliers represented approximately 76% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs related to environmental, health and safety laws.

Our operations are subject to increasingly stringent environmental, health and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of regulated materials and the investigation and remediation of contaminated soil, surface water and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers. In October 2011, the EPA named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”), which includes in-river and upland portions. On February 9, 2016, the EPA published its Final Remedial Investigation Report. On June 8, 2016, the EPA published both the Draft Feasibility Study and associated Superfund Proposed Plan. Following a public comment period, on January 6, 2017, the EPA released its Record of Decision selecting a remedy for the in-river portion of the PHS Site that is expected to cost approximately $1.05 billion in total and take approximately 13 years to complete. The allocation of responsibility for the contamination among the potentially responsible parties, including JT Ryerson, has not yet been determined. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the PHS Site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the United States SEC adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant cost related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so. On January 31, 2017, the SEC’s Acting Commissioner issued a statement directing SEC staff to reconsider current positions on reporting requirements related to “conflict minerals” and at this time, we do not have sufficient information available to us to determine whether the outcome of such reconsideration may have adverse effects on our business.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	changes in commodity prices, especially metals;
•	announcement of our quarterly operating results or the operating results of other metals service centers;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	the operating and stock performance of other companies that investors may deem comparable;
•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
•	sales of our common stock by large or controlling shareholders;
•	the amount of shares acquired for short-term investments;
•	general domestic or international economic, market and political conditions; and
•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

In the past, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These factors may adversely affect the trading price of our common stock, regardless of actual operating performance.

In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2016, our total indebtedness was approximately $963.5 million and we had approximately $225 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

We may also incur additional indebtedness in the future. The terms of the Ryerson Credit Facility and the indenture governing our outstanding notes restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The covenants in the Ryerson Credit Facility and the indenture governing our notes impose, and covenants contained in agreements governing indebtedness that we incur in the future may impose, restrictions that may limit our operating and financial flexibility.

The Ryerson Credit Facility and the indenture governing our outstanding notes contain a number of significant restrictions and covenants that limit our ability and the ability of our restricted subsidiaries, including JT Ryerson, to:

•	incur additional debt;
•	pay dividends on our capital stock or repurchase our capital stock;
•	make certain investments or other restricted payments;
•	create liens or use assets as security in other transactions;
•	merge, consolidate or transfer or dispose of substantially all of our assets; and
•	engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. As of December 31, 2016, total credit availability was $225 million.

Additionally, subject to certain exceptions, the indenture governing the outstanding notes restricts JT Ryerson’s ability to pay Ryerson Holding dividends. Our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in the Ryerson Credit Facility and the indenture governing the notes. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with financial covenants that are contained in the Ryerson Credit Facility or that may be contained in any future indebtedness. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

The right to receive payment on the 2022 Notes and the guarantees will be subordinated to the liabilities of non-guarantor subsidiaries.

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are note guarantors of the 2022 Senior Secured Notes (the “2022 Notes”). While the indenture governing the 2022 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitles to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2022 Notes notwithstanding any such pledge or encumbrance in favor of the 2022 Notes.

The non-guarantor subsidiaries represented, respectively, 13.1% and 6.8% of our net sales and EBITDA for the fiscal year ended December 31, 2016. In addition, these non-guarantor subsidiaries represented respectively, 15.5% and 9.6% of our assets and liabilities, as of December 31, 2016.

Accordingly, in the even that any of the non-guarantor subsidiaries or joint venture entities become insolvent, liquidates or otherwise reorganizes:

•	the creditors of the guarantors (including the holders of the 2022 Notes) will have no right to proceed against such subsidiary’s assets; and
•

the creditors of such non-guarantor subsidiary, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such subsidiary, as direct or indirect shareholder, and will be entitles to receive any distributions from such subsidiary.

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2016, we had approximately $312.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $225 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $3.3 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Platinum owns a significant percentage of our stock and has the right to nominate a majority of the members of the Corporation’s board and will be able to exert control over matters subject to stockholder approval.

Platinum owns approximately 21,037,500 shares of our common stock, which is approximately 57% of our issued and outstanding common stock. Therefore, Platinum may be able to determine all matters requiring stockholder approval. For example, Platinum may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. As a result of Platinum’s ownership of a majority of the Company’s outstanding capital stock as well its board nomination rights pursuant to the Investor Rights Agreement, Platinum may significantly influence or effectively control our policies and operations, including the appointment of management, future issuances of our common stock or other securities and the payment of dividends. In addition, Platinum has significant control over our decisions to enter into any other corporate transaction.

The interests of Platinum may not in all cases be aligned with the interests of the other holders of our common stock. For example, a sale of a substantial number of shares of stock in the future by Platinum could cause our stock price to decline. Further, Platinum could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the Company’s existing debt or sell revenue-generating assets, impairing our ability to make payments under such debt. Additionally, Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, Platinum may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Platinum may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our common stock.

We are exempt from certain corporate governance requirements because we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements.

Because Platinum controls more than 50% of the voting power of our common stock, we are considered to be a “controlled company” for purposes of the New York Stock Exchange (“NYSE”) listing requirements. Under the NYSE rules, a “controlled company” may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of our Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee of our Board of Directors be composed entirely of independent directors, (3) the requirement that the compensation committee of our Board of Directors be composed entirely of independent directors and (4) the requirement for an annual performance evaluation of the nomination/corporate governance and compensation committees. Given that Platinum controls a majority of the voting power of our common stock, we are permitted, and have elected, to opt out of compliance with certain NYSE corporate governance requirements. Accordingly, holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our corporate documents and Delaware law  contain provisions that could discourage, delay or prevent a change in control of the Company.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions:

•	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	provide that the Board of Directors is expressly authorized to make, alter, or repeal our amended and restated bylaws;
•	prohibit stockholders from acting by written consent if less than a majority of the voting power of our outstanding stock is controlled by Platinum; and
•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Board of Directors will have the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

We have not and do not intend to pay regular cash dividends on our stock.

We do not anticipate declaring or paying regular cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay cash dividends are restricted under our debt agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see “Dividend Policy.” Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock in this offering.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2016, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 78 operational facilities, including 5 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 45% of these facilities are leased. The lease terms expire at various times through 2026. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR	Owned
Little Rock, AR	Owned/Vacated
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased/Vacated
Wilmington, DE	Leased/Vacated
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Norcross, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA	Leased
Marshalltown, IA	Owned
Boise, ID	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL(2)	Leased
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated

Charlotte, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Streetsboro, OH	Leased
Strongsville, OH	Owned
Warren, OH	Leased/Vacated
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased/Vacated
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Owned
Dallas, TX	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX(2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson Holding, has 9 operational facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Four facilities are leased. The lease terms expire at various times through 2025.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Burlington, ON (includes Canadian Headquarters)	Leased
Laval, QC	Leased/Vacated
Vaudreuil, QC	Leased
Saskatoon, SK	Owned/Vacated

Operations in China

Ryerson China, an indirect wholly owned subsidiary of Ryerson Holding, has five service and processing centers in China, at Guangzhou, Dongguan, Kunshan and Tianjin, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own four buildings in China and have purchased the related land use rights. The remainder of our facilities are leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, has four facilities in Mexico. We have service centers in Monterrey, Tijuana, Hermosillo, and Queretaro, all of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On January 6, 2017, the EPA issued its Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at December 31, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange (“NYSE”) and was first traded on August 13, 2014. The following table sets forth the high and low sale prices of our common stock as reported by the NYSE.

	2016		2015
	High	Low	High	Low
First Quarter	$5.80	$2.53	$10.13	$5.24
Second Quarter	18.33	4.86	9.55	5.30
Third Quarter	19.71	10.03	9.61	4.96
Fourth Quarter	16.85	8.10	6.99	3.93

On February 28, 2017, the closing price of our common stock on the NYSE was $10.85 per share.

Holders

As of February 28, 2017, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from August 13, 2014 to December 31, 2016. As of December 31, 2016 the Peer Group consisted of Reliance Steel & Aluminum Co., and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; A.M. Castle & Co. which has securities listed for trading on the OTCQB Venture Market; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 29 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2016

	8/13/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Ryerson Holding	$100	124.27	96.41	61.84	88.35	50.97	45.34	53.98	169.90	109.61	129.61
S&P 500	$100	102.06	106.89	107.38	107.13	99.75	106.15	107.00	109.00	112.60	116.25
Peer Group	$100	100.10	86.39	83.10	82.90	73.23	77.14	90.34	103.16	96.43	107.93

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2016, 2015 and 2014 and the summary historical balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the years ended December 31, 2013 and 2012 and the summary historical balance sheet data as of December 31, 2014, 2013, and 2012 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Holding Corporation and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales	$2,859.7	$3,167.2	$3,622.2	$3,460.3	$4,024.7
Cost of materials sold	2,289.1	2,599.5	3,028.4	2,843.7	3,315.1
Gross profit	570.6	567.7	593.8	616.6	709.6
Warehousing, delivery, selling, general and administrative (1)	436.4	450.8	509.2	480.1	508.9
Gain on sale of assets	—	(1.9)	(1.8)	—	—
Restructuring and other charges	1.0	2.5	—	1.9	1.1
Impairment charges on assets	—	7.7	—	10.0	1.0
Pension and other postretirement benefits curtailment gain	—	—	—	—	(1.7)
Operating profit	133.2	108.6	86.4	124.6	200.3
Other income and (expense), net (2)	(17.2)	(10.4)	(5.9)	(0.2)	(33.5)
Interest and other expense on debt (3)	(89.9)	(96.3)	(107.4)	(110.5)	(126.5)
Income (loss) before income taxes	26.1	1.9	(26.9)	13.9	40.3
Provision (benefit) for income taxes (4)	7.2	3.7	(0.7)	(112.3)	(5.5)
Net income (loss)	18.9	(1.8)	(26.2)	126.2	45.8
Less: Net income (loss) attributable to noncontrolling interest	0.2	(1.3)	(0.5)	(1.1)	(1.3)
Net income (loss) attributable to Ryerson Holding Corporation	$18.7	$(0.5)	$(25.7)	$127.3	$47.1
Earnings (loss) per share of common stock: (5)
Basic earnings (loss) per share	$0.55	$(0.02)	$(1.01)	$5.99	$2.22
Diluted earnings (loss) per share	$0.54	$(0.02)	$(1.01)	$5.99	$2.22
Weighted average shares outstanding — Basic	34.3	32.1	25.4	21.3	21.3
Weighted average shares outstanding — Diluted	34.4	32.1	25.4	21.3	21.3
Balance Sheet Data (at period end):
Cash and cash equivalents	$80.7	$63.2	$60.0	$74.4	$71.2
Restricted cash	1.0	1.2	2.0	1.8	3.9
Working capital	665.4	643.0	846.0	900.9	920.3
Property, plant and equipment, net	388.2	400.3	428.2	444.1	474.7
Total assets	1,558.7	1,545.2	1,855.6	1,831.5	1,886.7
Long-term debt, including current maturities	963.5	1,023.5	1,242.1	1,269.5	1,276.6
Total equity (deficit)	(49.3)	(140.9)	(124.5)	(107.7)	(291.5)
Other Financial Data:
Cash flows provided by (used in) operations	$25.4	$259.1	$(73.3)	$48.1	$186.5
Cash flows used in investing activities	(20.7)	(18.0)	(34.0)	(13.5)	(35.3)
Cash flows provided by (used in) financing activities	11.9	(232.2)	100.5	(26.6)	(143.4)
Capital expenditures	23.0	22.3	21.6	20.2	40.8
Depreciation and amortization	42.5	43.7	45.6	46.6	47.0
Volume and Per Ton Data:
Tons shipped (000)	1,903	1,897	2,024	2,038	2,149
Average selling price per ton	$1,503	$1,670	$1,790	$1,698	$1,873
Gross profit per ton	300	299	293	302	330
Operating expenses per ton	230	242	250	241	237
Operating profit per ton	70	57	43	61	93

(1)   The year ended December 31, 2014 includes $32.7 million of one-time IPO-related expenses.

(2)The year ended December 31, 2016 includes an other-than-temporary impairment charge of $4.7 million related to our investment in one available-for-sale security and a $8.7 million loss on the retirement of debt related to the purchases and retirement of  our 9.0% Senior Notes due 2017 (the “2017 Notes”) and 11.25% Senior Notes due 2018 (the “2018 Notes”). The year ended December 31, 2015 includes an other-than-temporary impairment charge of $12.3 million in the first quarter of 2015 related to our investment in one available-for-sale security and a $0.3 million gain on the retirement of debt related to the purchases of a portion of our 2017 Notes and 2018 Notes. The year ended December 31, 2014 includes $11.2 million of expense related to the premium paid to redeem $99.5 million of 2018 Notes. The year ended December 31, 2012 includes a $32.8 million loss on the retirement of debt related to the redemption of our Floating Rate Senior Secured Notes due November 1, 2014, the 12% Senior Secured Notes due November 1, 2015, and the 14 1⁄2% Senior Discount Notes due 2015.

(3)The year ended December 31, 2015 includes a $2.9 million write off of debt issuance costs associated with our prior credit facility upon entering into a new revolving credit facility on July 24, 2015.

(4)The year ended December 31, 2013 includes a $124.2 million reduction in the valuation allowance recorded against deferred tax assets. The year ended December 31, 2012 includes an income tax benefit of $15.2 million related to the release of valuation allowance associated with certain state deferred tax assets.

(5) On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split (the “Stock Split”) of the Company’s common stock effective August 5, 2014. The following amounts related to earnings per share and shares outstanding have been adjusted for the Stock Split for all periods reported. See Note 14 of Item 8, Financial Statements and Supplementary Data for further detail on the Stock Split.”

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

We are a leading distributor and value-added processor of industrial metals with operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China and Ryerson Mexico, together with their subsidiaries (including Ryerson Inc. prior to its dissolution through merger), are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil & gas. In 2016, food processing and agricultural equipment, consumer durable and construction industries grew volumes compared to 2015, offset by declines in oil & gas, HVAC and ground transportation industries.  The other two general industrial sectors of our business, metal fabricators and industrial machinery and equipment, showed a slight net gain in volume.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. However, domestic metals prices are volatile and remain difficult to predict. In 2016, the metals service center industry experienced weak demand and improved but volatile pricing conditions. U.S. shipment volumes as measured by the Metals Service Center Institute declined by 6.2 percent in 2016 compared to the prior year. Meanwhile, carbon prices recovered from historical lows at the end of 2015, peaking in June 2016, only to correct in October 2016, before starting an upward trajectory that continued through the end of the year. Additionally, 2016 nickel and aluminum prices each increased by double-digits compared to 2015 average prices.

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

Results of Operations

Comparison of the year ended December 31, 2016 with the year ended December 31, 2015

The following table sets forth our condensed consolidated statements of income data:

	Year Ended December 31, 2016	% of Net Sales	Year Ended December 31, 2015	% of Net Sales	Year Ended December 31, 2014	% of Net Sales
Net sales	$2,859.7	100.0%	$3,167.2	100.0%	$3,622.2	100.0%
Cost of materials sold	2,289.1	80.0	2,599.5	82.1	3,028.4	83.6
Gross profit	570.6	20.0	567.7	17.9	593.8	16.4
Warehousing, delivery, selling, general and administrative expenses	436.4	15.3	450.8	14.3	509.2	14.1
Gain on sale of assets	—	—	(1.9)	(0.1)	(1.8)	(0.1)
Restructuring and other charges	1.0	—	2.5	0.1	—	—
Impairment charges on assets	—	—	7.7	0.2	—	—
Operating profit	133.2	4.7	108.6	3.4	86.4	2.4
Other expenses	(107.1)	(3.8)	(106.7)	(3.3)	(113.3)	(3.1)
Income (loss) before income taxes	26.1	0.9	1.9	0.1	(26.9)	(0.7)
Provision (benefit) for income taxes	7.2	0.2	3.7	0.2	(0.7)	—
Net income (loss)	18.9	0.7	(1.8)	(0.1)	(26.2)	(0.7)
Less: Net income (loss) attributable to noncontrolling interest	0.2	—	(1.3)	(0.1)	(0.5)	—
Net income (loss) attributable to Ryerson Holding Corporation	$18.7	0.7%	$(0.5)	—	$(25.7)	(0.7)%
Basic earnings (loss) per share	$0.55		$(0.02)		$(1.01)
Diluted earnings (loss) per share	$0.54		$(0.02)		$(1.01)

Net Sales

Net sales decreased 9.7% to $2.9 billion in 2016 as compared to $3.2 billion in 2015. Average selling price decreased 10.0% reflecting weaker economic conditions in the metals market in 2016 compared to 2015. The average selling price per ton decreased in 2016 to $1,503 from $1,670 in 2015. Average selling prices per ton decreased for all of our product lines in 2016 with the largest decrease in our stainless steel plate, stainless steel flat and stainless steel long product lines. Tons sold increased 0.3% in 2016 with increases in shipments of stainless steel plate and stainless steel flat product lines offset by decreases in shipments of our carbon steel plate and carbon steel long product lines. Tons sold per ship day were 7,552 in 2016 as compared to 7,528 in 2015.

Cost of Materials Sold

Cost of materials sold decreased 11.9% to $2.3 billion in 2016 compared to $2.6 billion in 2015. The decrease in cost of materials sold in 2016 compared to 2015 was primarily due to a decrease in the average cost of materials sold per ton. The average cost of materials sold per ton decreased to $1,203 in 2016 from $1,371 in 2015. The average cost of materials sold for our stainless steel plate, stainless steel flat and carbon steel plate product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2016, LIFO expense was $7 million related to increases in pricing for carbon products. During 2015, LIFO income was $97 million related to decreases in pricing for all product lines. As a result of falling average selling prices, LIFO income in 2015 was partially offset by a $38 million charge to record inventory at the lower of cost or market. In 2016, we recorded income of $14 million to adjust the lower of cost or market inventory reserve.

Gross Profit

Gross profit as a percentage of sales increased to 20.0% in 2016 compared to 17.9% in 2015 due to, among other things, a decrease in cost of materials sold, as discussed above. Gross profit increased 0.5% to $570.6 million in 2016 as compared to $567.7 million in 2015.

Operating Expenses

Operating expenses as a percentage of sales increased to 15.3% in 2016 from 14.5% in 2015. Operating expenses in 2016 were $437.4 million, a decrease of $21.7 million from $459.1 million in 2015 primarily due to the following reasons:

•	Lower employee benefit costs of $11.0 million resulting mainly from a reduction in the net periodic benefit cost for pensions,
•	an impairment charge on assets of $7.7 million in 2015, primarily due to fixed asset impairments,
•	lower salaries and wages of $6.3 million due to lower employee headcount,
•	lower facility expenses, primarily taxes and repair and maintenance costs, of $6.2 million, and
•	lower administrative expenses, primarily due to lower outside technical services, of $3.0 million.

These changes were partially offset by:

•	higher incentive compensation expense of $14.8 million.

On a per ton basis, operating expenses decreased to $230 per ton in 2016 from $242 per ton in 2015.

Operating Profit

As a result of the factors above, in 2016 we reported an operating profit of $133.2 million, or 4.7% of sales, compared to an operating profit of $108.6 million, or 3.4% of sales, in 2015.

Other Expenses

Interest and other expense on debt decreased to $89.9 million in 2016 from $96.3 million in 2015 primarily due to a lower principal amount of debt outstanding in 2016, partially offset by an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance our 9.0% Senior Notes due 2017 (the “2017 Notes”), redeemed the $170.4 million outstanding balance of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in 2016. The year 2015 also included a $2.9 million charge to write-off a portion of the issuance costs associated with the Company’s old revolving credit facility agreement upon entering into a new revolving credit facility agreement. Other income and (expense), net was expense of $17.2 million in 2016 compared to expense of $10.4 million in 2015. The year 2016 net expense is primarily related to a $8.7 million net loss on debt redemptions, a $4.7 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment and foreign currency losses of $3.9 million. The year 2015 net expense primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, partially offset by foreign currency gains of $1.5 million.

Provision for Income Taxes

The Company recorded an income tax expense of $7.2 million in 2016 compared to an income tax expense of $3.7 million in 2015. The $7.2 million income tax expense in 2016 results predominantly from tax expense on earnings in the U.S. and the inability to benefit losses in our foreign subsidiaries due to valuation allowances. The $3.7 million income tax expense in 2015 results predominantly from tax expense on earnings in the U.S. and the inability to benefit losses in our foreign subsidiaries due to valuation allowances.

Noncontrolling Interest

In 2016, Ryerson China’s results of operations was income partially offset by a loss at our Brazil operations through Açofran Aços e Metais Ltda (“Açofran”) in which we had a 50% direct ownership percentage, until we substantially liquidated our investment in Acofran during 2016. The portion of Ryerson China and Açofran’s results attributable to the noncontrolling interest in 2016 was income of $0.2 million. In 2015, Ryerson China’s and Açofran’s results of operations was a loss. The portion of the income attributable to the noncontrolling interest in Ryerson China and Açofran was a loss of $1.3 million for 2015.

Earnings Per Share

Basic earnings (loss) per share was earnings of $0.55 in 2016 and a loss of $0.02 in 2015. Diluted earnings (loss) per share was earnings of $0.54 in 2016 and a loss of $0.02 in 2015. The changes in earnings (loss) per share are due to the results of operations discussed above as well as an increase of 2.2 million in average shares outstanding in 2016 compared to 2015 after the issuance of 5 million shares of common stock in an underwritten public offering in July 2016.

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

During 2015, LIFO income was $97 million related to the increase in carbon pricing, partially offset by decreases in pricing in stainless and aluminum. As a result of falling average selling prices, LIFO income in 2015 was partially offset by a $38 million charge to record inventory at the lower of cost or market. During 2014, LIFO expense was $42 million related to increases in pricing for all product lines. In 2015, we also recorded a credit to cost of materials sold of $4 million related to the settlement of litigation regarding the price of materials that we were charged.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $750 million revolving credit facility (the “Ryerson Credit Facility”) that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by (used in) operating activities	$25.4	$259.1	$(73.3)
Net cash used in investing activities	(20.7)	(18.0)	(34.0)
Net cash provided by (used in) financing activities	11.9	(232.2)	100.5
Effect of exchange rates on cash	0.9	(5.7)	(7.6)
Net increase (decrease) in cash and cash equivalents	$17.5	$3.2	$(14.4)

The Company had cash and cash equivalents at December 31, 2016 of $80.7 million, compared to $63.2 million at December 31, 2015 and $60.0 million at December 31, 2014. The Company had $964 million, $1,024 million and $1,242 million of total debt outstanding, a debt-to-capitalization ratio of 105%, 116% and 111% and $225 million, $185 million and $245 million available under the revolving credit facility at December 31, 2016, 2015 and 2014, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility, the Old Credit Facility, and foreign debt facilities) of $301 million, $273 million and $328 million at December 31, 2016, 2015 and 2014, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$81	$63	$60
Less: Qualified cash pledged as collateral	(31)	—	—
Marketable securities	—	2	11
Availability under Ryerson Credit Facility and foreign debt facilities	251	208	257
Total liquidity	$301	$273	$328

Of the total cash and cash equivalents as of December 31, 2016, $71 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although the Company has historically satisfied needs for more capital in the U.S. through debt or equity issuances, it could elect to repatriate funds held in foreign jurisdictions which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities was $25.4 million and $259.1 million during 2016 and 2015, respectively. Net cash used in operating activities was $73.3 million during 2014. Net income (loss) was income of $18.9 million in 2016 and a loss of $1.8 million and $26.2 million in 2015 and 2014, respectively. Cash provided by operating activities of $25.4 million during the year ended December 31, 2016 was primarily due to non-cash depreciation and amortization expense of $42.5 million, an increase in accounts payable of $20.5 million and net income of $18.9 million, partially offset by an increase in accounts receivable of $22.5 million, pension contributions of $22.1 million and premium and fees related to debt modification of $15.7 million. Cash provided by operating activities of $259.1 million during the year ended December 31, 2015 was primarily due to a decrease in inventory of $178.1 million as we reduced inventory as metal prices weakened during the year. In addition, accounts receivable declined $88.0 million reflecting lower average selling prices and tons sold in 2015, non-cash depreciation and amortization expense was $43.7 million and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $42.5 million and lower accrued liabilities of $20.0 million primarily due to a lower accrual for incentive compensation in 2015. Cash used in operating activities of $73.3 million during the year ended December 31, 2014 was primarily the result of pension contributions of $55.4 million, the net loss in 2014 of $26.2 million, a decrease in accounts payable of $22.4 million and an increase in accounts receivable of $19.5 million reflecting higher sales in 2014, partially offset by non-cash depreciation and amortization expense of $45.6 million.

Net cash used in investing activities was $20.7 million, $18.0 million and $34.0 million in 2016, 2015 and 2014, respectively. Capital expenditures for the years ended December 31, 2016, 2015 and 2014, were $23.0 million, $22.3 million and $21.6 million, respectively. On August 3, 2015, the Company paid $7.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Southern Tool Steel, Inc. On December 31, 2014, the Company paid $20.1 million to acquire all of the issued and outstanding capital stock of Fay Industries, Inc. and the membership interests of Fay Group, Ltd. In 2016 and 2015, the Company paid an additional $1.1 million in each year in deferred consideration owed to the sellers of Fay Industries, Inc. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.2 million, $10.4 million and $7.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Net cash provided by financing activities was $11.9 million for the year ended December 31, 2016. In 2016, net cash provided by financing activities was primarily related to the issuance of the 2022 Notes with a principle amount of $650.0 million, net proceeds of $71.5 million from the issuance of common stock, and net proceeds of $37.0 million from credit facility borrowings, partially offset by the redemption of the $569.9 million outstanding balance of the 2017 Notes and $170.4 million of the 2018 Notes. Net cash used in financing activities was $232.2 million for the year ended December 31, 2015. In 2015, net cash used in financing activities was primarily related to the purchases of $30.1 million principal amount of the 2017 Notes repurchased for $29.4 million and the purchases of $30.1 million principal amount of the 2018 Notes repurchased for $30.5 million, and $164.4 million of repayments of credit facility borrowings with cash provided by operations discussed above. Net cash used in financing activities was $100.5 million for the year ended December 31, 2014. In 2014, we received $112.4 million in proceeds from the issuance of stock in an initial public offering and used $110.7 million of the proceeds to redeem $99.5 million principal amount of our 2018 Notes and pay a $11.2 million redemption premium. In addition, credit facility borrowings in 2014 increased $63.8 million primarily to fund cash used in operating activities as well as capital expenditures and book overdrafts increased $36.0 million.

Total Debt

Total debt at December 31, 2016 decreased $60.0 million to $963.5 million from $1,023.5 million at December 31, 2015 as a result of the net proceeds from the issuance of common stock and the net cash provided by operating activities.

Total debt outstanding as of December 31, 2016 consisted of the following amounts: $312.0 million borrowing under the Ryerson Credit Facility, $650.0 million under the 2022 Notes and $19.2 million of foreign debt, less 17.7 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $225 million and $185 million at December 31, 2016 and December 31, 2015, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”), to reduce the total facility size from $1.0 billion (the “Old Credit Facility”) to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At December 31, 2016, Ryerson had $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at December 31, 2016 and 2015, respectively.

The Ryerson Credit Facility has an allocation of $660 million to the Company’s subsidiaries in the United States and an allocation of $90 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

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

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, was used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9.00% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of JT Ryerson’s 11.00% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $16.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

As of December 31, 2016, zero, zero and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase long-term notes in the open market.

During the year 2016, a principal amount of $75.4 million of the 2018 Notes were repurchased for $67.9 million and retired, resulting in the recognition of an $7.4 million gain within other income and (expense), net on the Consolidated Statement of Operations. Including the $16.1 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, the Company recognized a total net loss of $8.7 million within other income and (expense), net on the Consolidated Statement of Operations during year 2016.

During the year 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Consolidated Statement of Operations. During the year 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Consolidated Statement of Operations.

Foreign Debt

At December 31, 2016, Ryerson China’s total foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Other foreign borrowings were zero and $0.2 million at December 31, 2016 and December 31, 2015, respectively.

Availability under the Ryerson China’s credit facility was $26 million and $23 million at December 31, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries totaled $1 million and $2 million at December 31, 2016 and 2015, respectively.

Pension Funding

The Company made contributions of $22.1 million in 2016, $42.5 million in 2015 and $55.4 million in 2014 to improve the Company’s pension plans funded status. At December 31, 2016, as reflected in Note 10 to the Consolidated Financial Statements, pension liabilities exceeded plan assets by $216 million. The Company anticipates that it will have a minimum required pension contribution of approximately $22 million in 2017 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2017.

Income Tax Payments

The Company made income tax payments of $1.8 million, $3.2 million and $1.6 million in 2016, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of December 31, 2016. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations(1)(2)	(In millions)
2022 Notes	$650	$—	$—	$—	$650
Ryerson Credit Facility	312	—	—	312	—
Foreign Debt	19	19	—	—	—
Interest on 2022 Notes, Foreign Debt and Ryerson Credit Facility(3)	418	78	157	156	27
Purchase Obligations(4)	19	19	—	—	—
Operating Leases	103	25	36	24	18
Pension Withdrawal Liability	1	—	—	—	1
Capital Leases	15	5	7	3	—
Total	$1,537	$146	$200	$495	$696

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)

Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 17 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Capital Expenditures

Capital expenditures during 2016, 2015 and 2014 totaled $23.0 million, $22.3 million and $21.6 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $25 million in 2017. The spending includes maintenance expenditures and improvements to maintain, upgrade, and add to the Company’s North American processing capabilities.

Restructuring

2016

In 2016, the Company recorded a charge of $1.0 million related to a facility closure, which consists of tenancy-related costs, primarily future lease payments. The Company paid $0.2 million in costs related to this facility closure and also reclassified an existing $0.2 million liability for future lease payments at this facility to the restructuring reserve. The Company also paid $0.3 million in costs related to a facility closed in 2013 and recorded an addition of $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining $1.3 million of tenancy-related costs are expected to be paid through 2025.

During 2016, the Company paid $0.7 million in employee-related costs related to restructuring actions taken in the fourth quarter of 2015. The Company also recorded a $0.3 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining $0.2 million of employee-related costs are expected to be paid in 2017.

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

Deferred Tax Amounts

At December 31, 2016, the Company had a net deferred tax asset of $21 million comprised primarily of a deferred tax asset of $85 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $28 million, $30 million of Alternative Minimum Tax (“AMT”) credit carryforwards and deferred tax assets of $96 million related to federal, local and foreign tax loss carryforwards, offset by a valuation allowance of $20 million and deferred tax liabilities of $81 million related to fixed assets and $129 million related to inventory.

The Company’s deferred tax assets include $76 million related to U.S. federal net operating loss (“NOL”) carryforwards, $12 million related to state NOL carryforwards and $8 million related to foreign NOL carryforwards, available at December 31, 2016.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. As of December 31, 2015, the Company had a valuation allowance of $22.6 million. As of December 31, 2016, the Company had a valuation allowance of $20.0 million, a decrease of $2.6 million from the prior year mainly related to changes in foreign deferred tax assets.

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

Based on the impairment test performed in the prior year on October 1, 2015, the reporting unit’s fair value exceeded its carrying value by more than 25%. Based on a qualitative assessment performed on October 1, 2016, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, we did not perform the two-step goodwill impairment test during 2016. The discount rate for the reporting unit was estimated to be 14.0% at October 1, 2016. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

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

When calculating pension expense for 2016, we assumed the pension plans’ assets would generate a long-term rate of return of 7.10% for the U.S. plan, and between 5.50% and 5.75% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the U.S. pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2016 pension expense by approximately $3 million.

Future pension obligations for the U.S. plans were discounted using a rate of 4.14% at December 31, 2016. Future pension obligations for the Canadian plans were discounted using weighted average rates between 3.64% and 3.71% at December 31, 2016. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2016 by approximately $45 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase (decrease) in assumed health care trend rates would increase (decrease) our total service and interest cost for the year ended December 31, 2016 by $0.2 million and $(0.1) million, respectively. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $3 million.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,034.2 million at December 31, 2016 and $855.3 million at December 31, 2015 as compared with the carrying value of $963.5 million and $1,023.5 million at December 31, 2016 and 2015, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2016 by approximately $3.3 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.3 million outstanding at December 31, 2016 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2016, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2016 would not have a material effect to the financial statements.

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

As of December 31, 2016, we had 296 tons of nickel futures or option contracts and 11,998 tons of hot roll coil swaps outstanding with a liability value $0.1 million and an asset value of $1.2 million, respectively. As of December 31, 2016, we had 8,466 tons of aluminum price swaps with an asset value of $0.8 million and a liability value of $0.1 million. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2016, the Company recognized a gain of $10.0 million associated with its metal commodity derivatives.

As of December 31, 2016, we had diesel fuel price swaps with respect to the purchase of 39,000 gallons of diesel fuel in order to fix the prices at which we purchase that volume of fuel for our trucking fleet. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2016, our diesel fuel hedges outstanding had a value of zero. For the year ended December 31, 2016, the Company recognized a gain of $0.1 million associated with its diesel fuel commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2016 would increase or decrease the fair value of the commodity derivative contracts by $2.4 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Holding Corporation

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the index to the consolidated financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Ryerson Holding Corporation

We have audited Ryerson Holding Corporation and Subsidiary Companies’ (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Chicago, Illinois
March 13, 2017

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,859.7	$3,167.2	$3,622.2
Cost of materials sold	2,289.1	2,599.5	3,028.4
Gross profit	570.6	567.7	593.8
Warehousing, delivery, selling, general and administrative	436.4	450.8	509.2
Gain on sale of assets	—	(1.9)	(1.8)
Restructuring and other charges	1.0	2.5	—
Impairment charges on assets	—	7.7	—
Operating profit	133.2	108.6	86.4
Other expense:
Other income and (expense), net	(17.2)	(10.4)	(5.9)
Interest and other expense on debt	(89.9)	(96.3)	(107.4)
Income (loss) before income taxes	26.1	1.9	(26.9)
Provision (benefit) for income taxes	7.2	3.7	(0.7)
Net income (loss)	18.9	(1.8)	(26.2)
Less: Net income (loss) attributable to noncontrolling interest	0.2	(1.3)	(0.5)
Net income (loss) attributable to Ryerson Holding Corporation	$18.7	$(0.5)	$(25.7)
Basic earnings (loss) per share	$0.55	$(0.02)	$(1.01)
Diluted earnings (loss) per share	$0.54	$(0.02)	$(1.01)

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$18.9	$(1.8)	$(26.2)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.1	(12.9)	(16.3)
Gain (loss) on intra-entity foreign currency transactions	1.3	(8.6)	—
Unrealized loss on available-for-sale investment	(1.8)	(8.9)	(9.5)
Other-than-temporary impairment on available-for-sale investment	4.7	12.3	—
Liquidation of investment in foreign entity	1.3	—	—
Changes in defined benefit pension and other post-retirement benefit plans	(10.6)	7.8	(130.3)
Other comprehensive income (loss), before tax	(4.0)	(10.3)	(156.1)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(3.3)	5.8	(52.8)
Comprehensive income (loss), after tax	18.2	(17.9)	(129.5)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.3	(1.8)	(0.6)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$17.9	$(16.1)	$(128.9)

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$18.9	$(1.8)	$(26.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42.5	43.7	45.6
Stock-based compensation	1.4	0.7	—
Deferred income taxes	4.7	3.2	(3.5)
Provision for allowances, claims and doubtful accounts	3.1	2.3	0.7
Restructuring and other charges	1.0	2.5	—
Gain on sale of assets	—	(1.9)	(1.8)
Impairment charges on assets	—	7.7	—
Other-than-temporary impairment charge on available-for-sale investments	4.7	12.3	—
(Gain) loss on retirement of debt	8.7	(0.3)	11.2
Premium and fees paid related to debt modification	(15.7)	—	—
Non-cash (gain) loss from derivatives	(5.4)	2.3	0.7
Liquidation of investment in foreign entity	1.2	—	—
Other items	0.3	(0.2)	0.1
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(22.5)	88.0	(19.5)
Inventories	(6.5)	178.1	(6.4)
Other assets	12.7	6.8	2.1
Accounts payable	20.5	(12.4)	(22.4)
Accrued liabilities	(4.7)	(20.0)	10.3
Accrued taxes payable/receivable	1.2	(1.7)	3.2
Deferred employee benefit costs	(40.7)	(50.2)	(67.4)
Net adjustments	6.5	260.9	(47.1)
Net cash provided by (used in) operating activities	25.4	259.1	(73.3)
Investing activities:
Acquisitions, net of cash acquired	(1.1)	(8.8)	(20.1)
(Increase) decrease in restricted cash	0.2	0.8	(0.2)
Capital expenditures	(23.0)	(22.3)	(21.6)
Proceeds from sale of property, plant and equipment	3.2	10.4	7.3
Proceeds from insurance settlement	—	0.6	0.6
Other investing activities	—	1.3	—
Net cash used in investing activities	(20.7)	(18.0)	(34.0)
Financing activities:
Net proceeds from issuance of common stock	71.5	—	112.4
Long-term debt issued	650.0	—	—
Repayment of debt	(738.8)	(59.9)	(110.7)
Net proceeds/(repayments) of short-term borrowings	37.0	(164.4)	63.8
Credit facility issuance costs	(1.3)	(4.0)	—
Net increase (decrease) in book overdrafts	3.6	(3.5)	36.0
Long-term debt issuance costs	(5.2)	—	—
Principal payments on capital lease obligations	(5.3)	(2.1)	(1.0)
Proceeds from sale leaseback transactions	—	1.7	—
Contributions from non-controlling interest	0.4	—	—
Net cash provided by (used in) financing activities	11.9	(232.2)	100.5
Net increase (decrease) in cash and cash equivalents	16.6	8.9	(6.8)
Effect of exchange rate changes on cash and cash equivalents	0.9	(5.7)	(7.6)
Net change in cash and cash equivalents	17.5	3.2	(14.4)
Cash and cash equivalents—beginning of period	63.2	60.0	74.4
Cash and cash equivalents—end of period	$80.7	$63.2	$60.0
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$88.6	$86.5	$100.3
Income taxes, net	1.8	3.2	1.6
Noncash investing activities:
Asset additions under capital leases	$5.3	$11.5	$5.1
See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$80.7	$63.2
Restricted cash (Note 3)	1.0	1.2
Receivables less provision for allowances, claims and doubtful accounts of $4.6 in 2016 and $5.2 in 2015	326.0	305.7
Inventories (Note 4)	563.4	555.8
Prepaid expenses and other current assets	26.7	32.8
Total current assets	997.8	958.7
Property, plant and equipment, net of accumulated depreciation (Note 5)	388.2	400.3
Deferred income taxes (Note 17)	24.4	31.8
Other intangible assets (Note 6)	40.8	46.2
Goodwill (Note 7)	103.2	103.2
Deferred charges and other assets	4.3	5.0
Total assets	$1,558.7	$1,545.2
Liabilities
Current liabilities:
Accounts payable	$230.4	$206.3
Accrued liabilities:
Salaries, wages and commissions	36.8	26.3
Interest on debt	9.8	15.6
Other accrued liabilities	27.9	36.4
Short-term debt (Note 9)	19.2	22.0
Current portion of deferred employee benefits	8.3	9.1
Total current liabilities	332.4	315.7
Long-term debt (Note 9)	944.3	1,001.5
Deferred employee benefits (Note 10)	298.8	327.7
Other noncurrent liabilities	32.5	41.1
Total liabilities	1,608.0	1,686.0
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 14)	—	0.1
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2016 and 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,345,117 shares issued at 2016; 100,000,000 shares authorized and 32,312,200 issued at 2015	0.4	0.3
Capital in excess of par value	375.4	302.6
Accumulated deficit	(112.2)	(130.9)
Treasury stock at cost – Common stock of 212,500 shares in 2016 and 2015	(6.6)	(6.6)
Accumulated other comprehensive loss	(307.8)	(307.0)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(50.8)	(141.6)
Noncontrolling interest	1.5	0.7
Total equity (deficit)	(49.3)	(140.9)
Total liabilities and equity	$1,558.7	$1,545.2

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For- Sale Investments	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2014	21,250	$0.2	213	$(6.6)	$189.7	$(104.7)	$(16.6)	$(174.9)	$3.3	$1.9	$(107.7)	$1.3
Net income (loss)	—	—	—	—	—	(25.7)	—	—	—	(0.3)	(26.0)	(0.2)
Issuance of common stock in connection with initial public offering	11,000	0.1	—	—	112.3	—	—	—	—	—	112.4	—
Foreign currency translation	—	—	—	—	—	—	(16.2)	—	—	—	(16.2)	(0.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $49.4	—	—	—	—	—	—	—	(80.9)	—	—	(80.9)	—
Unrealized loss on available-for-sale investment, net of tax of $3.4	—	—	—	—	—	—	—	—	(6.1)	—	(6.1)	—
Balance at December 31, 2014	32,250	$0.3	213	$(6.6)	$302.0	$(130.4)	$(32.8)	$(255.8)	$(2.8)	$1.6	$(124.5)	$1.0
Net income (loss)	—	—	—	—	—	(0.5)	—	—	—	(0.7)	(1.2)	(0.6)
Foreign currency translation	—	—	—	—	—	—	(12.4)	—	—	(0.2)	(12.6)	(0.3)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(8.6)	—	—	—	(8.6)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.5	—	—	—	—	—	—	—	3.3	—	—	3.3	—
Unrealized loss on available-for-sale investment, net of tax of $3.4	—	—	—	—	—	—	—	—	(5.5)	—	(5.5)	—
Other-than-temporary impairment, net of tax of $4.7	—	—	—	—	—	—	—	—	7.6	—	7.6	—
Stock-based compensation expense	62	—	—	—	0.6	—	—	—	—	—	0.6	—
Balance at December 31, 2015	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$0.7	$(140.9)	$0.1
Net income (loss)	—	—	—	—	—	18.7	—	—	—	0.8	19.5	(0.6)
Foreign currency translation	—	—	—	—	—	—	1.1	—	—	—	1.1	—
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	1.3	—	—	—	1.3	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.4	—	—	—	—	—	—	—	(6.2)	—	—	(6.2)	—
Unrealized loss on available-for-sale investment, net of tax of $0.7	—	—	—	—	—	—	—	—	(1.1)	—	(1.1)	—
Other-than-temporary impairment, net of tax of $1.8	—	—	—	—	—	—	—	—	2.9	—	2.9	—
Stock-based compensation expense	33	—	—	—	1.4	—	—	—	—	—	1.4	—
Issuance of common stock	5,000	0.1	—	—	71.4	—	—	—	—	—	71.5	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	0.4
Liquidation of investment in foreign entity	—	—	—	—	—	—	1.2	—	—	—	1.2	0.1
Balance at December 31, 2016	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$1.5	$(49.3)	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. On December 17, 2014, Ryerson Inc., formerly a direct, wholly-owned subsidiary of Ryerson Holding, merged with and into JT Ryerson which was previously an indirect, wholly-owned subsidiary of Ryerson Holding, with JT Ryerson as the surviving corporation. As a result of such merger, from and after December 17, 2014, JT Ryerson has been a direct, wholly-owned subsidiary of Ryerson Holding. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 57% of our issued and outstanding common stock. We are a leading distributor and value-added processor of industrial metals, with operations in the United States through JT Ryerson, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries (including Ryerson Inc. prior to its dissolution through merger), are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

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

Reclassifications. Certain amounts in the 2015 and 2014 financial statements, as previously reported, have been revised to conform to the 2016 presentation. These changes did not have a material impact on the presentation of the consolidated financial statements.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Other income and (expense), net” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2016, 2015 and 2014 totaled $0.2 million, $0.2 million, and $0.3 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $76.4 million, $77.8 million and $84.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $69.2 million and $65.7 million to accounts payable at December 31, 2016 and 2015, respectively.

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

Deferred Financing Costs. Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the life of the debt. Deferred financing costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $4.0 million, $3.3 million, and $5.3 million of exchange gains for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standard–Adopted

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual periods, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. We adopted this guidance for our fiscal year ending December 31, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015 and represents a change in accounting principle. In addition, this update requires retrospective application, which resulted in the reclassification of $11 million of capitalized debt issuance costs from deferred charges and other assets to long-term debt at December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance as of April 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments (including ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The new revenue standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We have established a project management team to analyze the impact of this standard by reviewing our current accounting policies and practices to identify potential differences that would result from the application of this standard.  We anticipate minimal changes are going to be required to our business process, systems and controls to effectively report revenue recognition and disclosures under the new standard.  As such, even though we are evaluating the impact of the adoption of the new standard, we do not expect this standard to have a material impact on our consolidated financial statements. We have not yet made a decision with respect to the method of adoption of these accounting changes.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory.” The amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The update is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We are still assessing the impact of adoption on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.” The amendment requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The update is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangible—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This amendment eliminates Step 2 from the goodwill impairment test. This amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 2: Acquisitions

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

Note 3: Restricted Cash

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $1.0 million and $1.1 million as of December 31, 2016 and 2015, respectively. Certain of our derivative agreements require cash deposits until the derivative is settled. The amount of cash held related to derivative agreements was zero and $0.1 million at December 31, 2016 and 2015, respectively.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2016 and 2015 as follows:

	At December 31,
	2016	2015
	(In millions)
In process and finished products	$563.4	$555.8

If current cost had been used to value inventories, such inventories would have been $115 million lower and $122 million lower than reported at December 31, 2016 and 2015, respectively. Approximately 90% and 91% of inventories are accounted for under the LIFO method at December 31, 2016 and 2015, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled $23.9 million and $37.9 million at December 31, 2016 and 2015, respectively.

The Company has consignment inventory at certain customer locations, which totaled $11.1 million and $9.9 million at December 31, 2016 and 2015, respectively.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2016 and 2015:

	At December 31,
	2016	2015
	(In millions)
Land and land improvements	$89.1	$90.8
Buildings and leasehold improvements	191.2	190.8
Machinery, equipment and other	361.2	349.4
Capital lease assets	23.5	18.1
Construction in progress	3.7	5.4
Total	668.7	654.5
Less: Accumulated depreciation	(280.5)	(254.2)
Net property, plant and equipment	$388.2	$400.3

The Company recorded impairment charges related to fixed assets of $0.4 million, $7.5 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively. The $0.4 million of impairment charges recorded in 2016 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell, in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” Of the $7.5 million of impairment charges recorded in 2015, $4.6 million related to certain assets that we determined did not have a recoverable carrying value based on projected undiscounted cash flows and $2.9 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell. The Company recognized gains on the sale of assets classified as held for sale of zero, $1.9 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014 respectively. The Company had $3.6 million and $4.2 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balances Sheets as of December 31, 2016 and 2015, respectively.

Note 6: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2016 and 2015:

		At December 31, 2016			At December 31, 2015
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	12.9	$51.4	$(25.4)	$26.0	$51.4	$(21.4)	$30.0
Developed technology / product know-how	5.0	1.9	(1.9)	—	1.9	(1.9)	—
Non-compete agreements	6.3	0.5	(0.3)	0.2	0.5	(0.2)	0.3
Trademarks	17.3	21.8	(7.3)	14.5	21.8	(6.1)	15.7
Licenses	7.0	0.5	(0.4)	0.1	0.5	(0.3)	0.2
Total definite-lived intangible assets		$76.1	$(35.3)	$40.8	$76.1	$(29.9)	$46.2

Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $5.4 million, $6.3 million and $5.8 million, respectively. Included within the $6.3 million of amortization expense in 2015 is $0.2 million of impairment charges the Company recorded in accordance with FASB ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” as the carrying amount of certain intangible assets was not recoverable and the carrying amount exceeded fair value.

Estimated amortization expense related to intangible assets at December 31, 2016, for each of the years in the five year period ending December 31, 2021 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2017	$5.1
For the year ended December 31, 2018	4.9
For the year ended December 31, 2019	4.7
For the year ended December 31, 2020	4.4
For the year ended December 31, 2021	3.5
For the years ended thereafter	18.2

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2015	$111.0	$(8.3)	$102.7
Acquisitions	1.8	—	$1.8
Changes in purchase price allocation	(1.3)	—	$(1.3)
Balance at December 31, 2015	$111.5	$(8.3)	$103.2
Acquisitions	—	—	—
Balance at December 31, 2016	$111.5	$(8.3)	$103.2

In 2015, the Company recognized $1.8 million of goodwill related to the Southern Tool acquisition, which will be deductible for income tax purposes. In 2015, the Company made $1.3 million of adjustments related to the Fay acquisition.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, 2016 annual goodwill impairment test, we determined there was no goodwill impairment in 2016.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2016, 2015 and 2014:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2014	$0.1	$1.6	$1.7
Reduction to reserve	—	(0.1)	(0.1)
Cash payments	(0.1)	(0.7)	(0.8)
Changes due to foreign currency translations	—	(0.1)	(0.1)
Balance at December 31, 2014	$—	$0.7	$0.7
Restructuring charges	2.2	0.3	2.5
Cash payments	(0.8)	(0.4)	(1.2)
Adjustments for pension and other post-retirement termination non-cash charges	(0.2)	—	(0.2)
Changes due to foreign currency translations	—	(0.1)	(0.1)
Balance at December 31, 2015	$1.2	$0.5	$1.7
Restructuring charges	—	1.0	1.0
Cash payments	(0.7)	(0.5)	(1.2)
Reclassification	—	0.2	0.2
(Reduction)/addition to reserve	(0.3)	0.1	(0.2)
Balance at December 31, 2016	$0.2	$1.3	$1.5

2016

In 2016, the Company recorded a charge of $1.0 million related to a facility closure, which consists of tenancy-related costs, primarily future lease payments. The Company paid $0.2 million in costs related to this facility closure and reclassified an existing $0.2 million liability for future lease payments at this facility to the restructuring reserve. The Company also paid $0.3 million in costs related to a facility closed in 2013 and recorded an additional $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining $1.3 million of tenancy-related costs are expected to be paid through 2025.

During 2016, the Company paid $0.7 million in employee-related costs related to restructuring actions taken in the fourth quarter of 2015. The Company also recorded a $0.3 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general and administrative expense in the Consolidated Statements of Operations. The remaining $0.2 million of employee-related costs are expected to be paid in 2017.

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

Note 9: Debt

Long-term debt consisted of the following at December 31, 2016 and 2015:

	At December 31,
	2016	2015
	(In millions)
Ryerson Credit Facility	$312.0	$272.2
9% Senior Secured Notes due 2017	—	569.9
11.25% Senior Notes due 2018	—	170.4
11 % Senior Secured Notes due 2022	650.0	—
Foreign debt	19.2	22.0
Unamortized debt issuance costs and discounts	(17.7)	(11.0)
Total debt	963.5	1,023.5
Less:
Short-term foreign debt	19.2	22.0
Total long-term debt	$944.3	$1,001.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2017	$19.2
For the year ended December 31, 2018	—
For the year ended December 31, 2019	—
For the year ended December 31, 2020	—
For the year ended December 31, 2021	312.0
For the years ended thereafter	650.0

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”), to reduce the total facility size from $1.0 billion (the “Old Credit Facility”) to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At December 31, 2016, Ryerson had $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available under the Ryerson Credit Facility compared to $272.2 million of outstanding borrowings, $17 million of letters of credit issued and $185 million available at December 31, 2015 under the Old Credit Facility. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor), with such inventory adjusted to exclude various ineligible inventory, including, among other things, (i) any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business, (ii) 50% of the value of any inventory that (A) has not been sold or processed within a 180 day period and (B) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption, and (iii) 50% of the value of inventory classified as partial inventory pieces on the basis that the inventory has been cut below sales lengths customary for such inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at December 31, 2016 and 2015, respectively.

The Ryerson Credit Facility has an allocation of $660 million to the Company’s subsidiaries in the United States and an allocation of $90 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%) or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

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

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, was used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9.00% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of JT Ryerson’s 11.00% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $16.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal and other services related to the modified debt, as well as redemption fees paid to the creditors and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of December 31, 2016. Restricted net assets as of December 31, 2016 were $122.5 million.

As of December 31, 2016, zero, zero and $650.0 million of the original outstanding principal amount of the 2017 Notes, 2018 Notes and 2022 Notes remain outstanding, respectively. The Company has repurchased and in the future may repurchase long-term notes in the open market.

During the year 2016, a principal amount of $75.4 million of the 2018 Notes were repurchased for $68.0 million and retired, resulting in the recognition of an $7.4 million gain within other income and (expense), net on the Consolidated Statement of Operations. Including the $16.1 million loss on the redemption of the $569.9 million balance of the 2017 Notes and repurchase of $95.0 million of the 2018 Notes, the Company recognized a total net loss of $8.7 million within other income and (expense), net on the Consolidated Statement of Operations during year 2016.

During the year 2015, a principal amount of $30.1 million of the 2017 Notes were repurchased for $29.4 million and retired, resulting in the recognition of a $0.7 million gain within other income and (expense), net on the Consolidated Statement of Operations. During the year 2015, a principal amount of $30.1 million of the 2018 Notes were repurchased for $30.5 million and retired, resulting in the recognition of a $0.4 million loss within other income and (expense), net on the Consolidated Statement of Operations.

Foreign Debt

At December 31, 2016, Ryerson China’s total foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment. At December 31, 2015, Ryerson China’s total foreign borrowings were $21.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant and equipment. Other foreign borrowings were zero and $0.2 million at December 31, 2016 and December 31, 2015, respectively.

Availability under the Ryerson China’s credit facility was $26 million and $23 million at December 31, 2016 and December 31, 2015, respectively. Letters of credit issued by our foreign subsidiaries totaled $1 million and $2 million at December 31, 2016 and 2015, respectively.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2016, 2015 and 2014, expense recognized for its defined contribution plans was $6.9 million, $5.9 million and $6.8 million, respectively.

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

In the fourth quarter of 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for the pension and other postretirement benefits starting in 2016.  This change compared to the previous method resulted in a decrease of $8.4 million in the service and interest components for pension cost in 2016.  Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations. We accounted for this change as a change in accounting estimate that was inseparable from a change in accounting principle and accordingly accounted for it prospectively.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $17.0 million and $17.1 million at December 31, 2016 and 2015, respectively.

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

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate for calculating obligations	4.14%	4.41%	4.05%
Discount rate for calculating service cost	4.80	4.05	4.80
Discount rate for calculating interest cost	3.55	4.05	4.80
Expected rate of return on plan assets	7.10	7.40	8.00
Rate of compensation increase – benefit obligations	2.70	2.80	2.80
Rate of compensation increase – net periodic benefit cost	2.80	2.80	2.80

The expected rate of return on U.S. plan assets is 6.75% for 2017.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	September 10 to December 31, 2014	January 1 to September 9, 2014
Discount rate for calculating obligations	3.99%	4.21%	3.80%	N/A
Discount rate for calculating service cost	4.59	3.80	4.00	4.35%
Discount rate for calculating interest cost	3.19	3.80	4.00	4.35%
Rate of compensation increase – benefit obligations	2.50	2.80	2.80	N/A
Rate of compensation increase – net periodic benefit cost	2.80	2.80	2.80	2.80

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2016		2015		2014

	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	3.64%	3.71%	3.70%	3.87%	3.80%
Discount rate for calculating net periodic benefit cost	3.70	3.87	3.80	3.80	4.60
Expected rate of return on plan assets	5.75	5.50	6.00	5.75	6.50
Rate of compensation increase	3.25	3.25	3.25	3.25	3.50

The expected rate of return on Canadian plan assets for 2017 is 5.50% for the Ryerson Salaried Plan (approximately 78% of total Canadian plan assets) and 5.25% for the Ryerson Bargaining Unit Plan (approximately 22% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate for calculating obligations	3.54%	3.64%	3.80%
Discount rate for calculating net periodic benefit cost	3.64	3.80	4.40
Rate of compensation increase	3.25	3.25	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$846	$957	$82	$101
Service cost	1	2	—	—
Interest cost	29	37	3	4
Plan amendments	—	—	—	(3)
Actuarial (gain) loss	9	(58)	(4)	(10)
Effect of changes in exchange rates	1	(7)	1	(2)
Lump sums paid	(28)	(29)	—	—
Benefits paid (net of participant contributions and Medicare subsidy)	(55)	(56)	(8)	(8)
Benefit obligation at end of year	$803	$846	$74	$82
Accumulated benefit obligation at end of year	$801	$843	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$608	$680	$—	$—
Actual return on plan assets	39	(23)	—	—
Employer contributions	22	43	8	8
Effect of changes in exchange rates	1	(7)	—	—
Lump sums paid	(28)	(29)	—	—
Benefits paid (net of participant contributions)	(55)	(56)	(8)	(8)
Plan assets at fair value at end of year	$587	$608	$—	$—
Reconciliation of Amount Recognized
Funded status	$(216)	$(238)	$(74)	$(82)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(7)	$(8)
Non-current liabilities	(216)	(238)	(67)	(74)
Net benefit liability at the end of the year	$(216)	$(238)	$(74)	$(82)

Canadian benefit obligations represented $44 million of the Company’s total Pension Benefits obligations at December 31, 2016 and $43 million at December 31, 2015. Canadian plan assets represented $39 million of the Company’s total plan assets at fair value at December 31, 2016 and $38 million at December 31, 2015. In addition, Canadian benefit obligations represented $11 million of the Company’s total Other Benefits obligation at December 31, 2016 and $12 million at December 31, 2015.

The pension benefit obligation decreased $11 million during the year ended December 31, 2016 due to updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2016 and increased by $26 million due to a decrease in the year over year discount rate. The pension benefit obligation decreased $58 million during the year ended December 31, 2015 due to the increase in the discount rate year over year as well as updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2015.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$400	$397	$(64)	$(69)
Prior service cost (credit)	1	1	(12)	(15)
Net loss (gain)	$401	$398	$(76)	$(84)

Net actuarial losses of $13.7 million and prior service costs of $0.1 million for pension benefits and net actuarial gains of $7.8 million and prior service credits of $3.1 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2016 and 2015 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$15	$13	$(4)	$(10)
Amortization of net actuarial loss (gain)	(13)	(14)	8	8
Prior service credit	—	—	—	(3)
Amortization of prior service cost (credit)	—	(1)	3	2
Net loss (gain)	$2	$(2)	$7	$(3)

For benefit obligation measurement purposes for U.S. plans at December 31, 2016, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.75 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2016, the rate for participants over 65 was 10 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2015, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.0 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2015, the rate for participants over 65 was 9.0 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans at December 31, 2016, the annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain. For benefit obligation measurement purposes for Canadian plans at December 31, 2015, the annual rate of increase in the per capita cost of covered health care benefits was 8.0 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$2	$2	$—	$—	$—
Interest cost	29	37	39	3	4	5
Expected return on assets	(45)	(48)	(48)	—	—	—
Recognized actuarial loss (gain)	13	14	10	(8)	(8)	(8)
Amortization of prior service credit	—	—	—	(3)	(2)	(2)
Curtailment loss	—	1	—	—	—	—
Net periodic benefit cost (credit)	$(2)	$6	$3	$(8)	$(6)	$(5)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capital cost of covered health care benefits for participants under 65 was 7.0 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. The rate for participants over 65 was 9.0 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.2	$(0.1)
Effect on postretirement benefit obligation	3.2	(2.9)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 5.25% to 6.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2016 and 2015, by asset category are as follows:

	Trust Assets at December 31,
	2016	2015
Equity securities	62%	62%
Debt securities	21	21
Real Estate	4	4
Other	13	13
Total	100%	100%

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

The approved target ranges and allocations as of the December 31, 2016 measurement date were as follows:

	Range	Target
Equity securities	33-70%	63%
Debt securities	15-50	22
Real estate	2-8	7
Other	7-19	8
Total		100%

The fair value of our pension plan assets at December 31, 2016 by asset category are as follows. See Note 15 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$15	$15	$—	$—
Equity securities:
US large cap	101	—	101	—
US small/mid cap	33	—	33	—
Canadian large cap	5	—	5	—
Canadian small cap	1	—	1	—
International companies	134	—	134	—
Global companies	90	—	90	—
Fixed income securities:
Investment grade debt	122	—	122	—
Other types of investments:
Commodity funds	3	—	3	—
Multi-strategy funds	2	—	2	—
Investments valued at net asset value	58	—	—	—
Real estate	23	—	23	—
Total	$587	$15	$514	$—

The fair value of our pension plan assets at December 31, 2015 by asset category are as follows:

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$9	$9	$—	$—
Equity securities:
US large cap	104	—	104	—
US small/mid cap	32	—	32	—
Canadian large cap	4	—	4	—
Canadian small cap	1	—	1	—
International companies	142	—	142	—
Global companies	95	—	95	—
Fixed income securities:
Investment grade debt	129	—	129	—
Other types of investments:
Commodity funds	3	—	3	—
Multi-strategy funds	3	—	3	—
Investments valued at net asset value	62	—	—	—
Real estate	24	—	24	—
Total	$608	$9	$537	$—

The pension assets classified as Level 2 investments in both 2016 and 2015 are part of common collective trust investments.

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

Contributions

The Company contributed $22.1 million, $42.5 million, and $55.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $22 million in 2017.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2017	$55	$7
2018	55	7
2019	55	6
2020	55	6
2021	54	6
2022-2026	262	24

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 63 employees at 4 locations. Total contributions to the plans were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2016 and 2015 was $0.5 million. The Company’s participation in these plans is not material to our financial statements.

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2027. Future minimum rental commitments are estimated to total $102.8 million, including approximately $25.1 million in 2017, $19.4 million in 2018, $16.3 million in 2019, $12.9 million in 2020, $10.8 million in 2021, and $18.3 million thereafter.

Rental expense under operating leases totaled $30.0 million, $31.8 million, and $33.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

To fulfill contractual requirements for certain customers in 2016, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated to $18.5 million at December 31, 2016 with $18.5 million to be paid in 2017.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, available-for-sale investments, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. The available-for-sale investments in common stock are adjusted to fair value each period with unrealized gains and losses recorded within accumulated other comprehensive income. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 15.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2016. We have no exposure as of December 31, 2016.

Approximately 12% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2017, which covers 4% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued its Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.
There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2016 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 12: Related Parties

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee payable thereunder, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million paid in August 2015. The Company recognized the $25.0 million termination fee within Warehousing, delivery, selling, general and administrative expense during the third quarter of 2014. The total advisory fee recorded was zero, zero, and $28.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 13: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2016	2015	2014
Product Line	(Percentage of Sales)
Carbon Steel Flat	28%	25%	25%
Carbon Steel Plate	9	11	12
Carbon Steel Long	13	16	15
Stainless Steel Flat	17	16	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	3	4
Aluminum Flat	16	16	15
Aluminum Plate	3	3	3
Aluminum Long	5	4	4
Other	2	2	2
Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2016, 2015 and 2014. The top ten customers accounted for less than 12 percent of its sales for the year ended December 31, 2016, 2015, and 2014. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China and Mexico, which in aggregate comprised 13 percent of the Company’s sales during the years ended December 31, 2016, 2015 and 2014. Canadian, Chinese and Mexican long-lived assets were 7 percent, 7 percent, and 10 percent of total Company long-lived assets at December 31, 2016, 2015 and 2014, respectively.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated from:

	Year Ended December 31,
Net Sales	2016	2015	2014
	(In millions)
United States	$2,485.9	$2,770.3	$3,166.1
Foreign countries	373.8	397.0	456.1
Total	$2,859.7	$3,167.2	$3,622.2

	At December 31,
Long-Lived Assets	2016	2015	2014
	(In millions)
United States	$362.5	$373.9	$383.7
Foreign countries	25.7	26.4	44.5
Total	$388.2	$400.3	$428.2

Note 14: Other Matters

Equity Investment

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

Liquidation of Investment in Foreign Entity

On February 17, 2012, the Company acquired 50% of the issued and outstanding capital stock of Açofran Aços e Metais Ltda (“Açofran”), a long products distributor located in São Paulo, Brazil. The Company fully consolidated Açofran based on voting control. The Company was party to a put option arrangement with respect to the securities that represent the noncontrolling interest of Açofran. The put was exercisable by the minority shareholders outside of the Company’s control by requiring the Company to redeem the minority shareholders’ equity stake in the subsidiary at a put price based on earnings before interest, income tax, depreciation and amortization expense and net debt. The redeemable noncontrolling interest was classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for earnings and foreign currency allocations.

As of December 31, 2016, the Company substantially liquidated its investment in Acofran. In accordance with ASC 830-30-40, “Foreign Currency Matters,” the Company reclassified the $1.2 million accumulated foreign currency translation adjustment loss on the Statement of Stockholders’ Equity to Other income and (expense), net on the Consolidated Statement of Operations during 2016.

Stock Split

On July 23, 2014, our Board of Directors approved a 4.25 for 1.00 stock split of the Company’s common stock effective August 5, 2014. Per share and share amounts presented herein have been adjusted for all periods presented to give retroactive effect to 4.25 for 1.00 stock split.

Note 15: Derivatives and Fair Value Measurements

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2016 and 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
	(In millions)
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$0.1	Other accrued liabilities	$—	$—
Commodity contracts	Prepaid expenses and other current assets	2.0	—	Other accrued liabilities	0.2	3.5
Total derivatives		$2.0	$0.1		$0.2	$3.5

As of December 31, 2016 and 2015 the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.3 million and $1.6 million, respectively. As of December 31, 2016 and 2015, the Company had 296 tons and 177 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of December 31, 2016 and 2015, the Company had 11,998 tons and 15,120 tons, respectively, of hot roll coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, of 8,466 tons and 13,878 tons as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company has 39,000 gallons and 533,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2016	2015	2014
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$(0.1)	$0.1	$—
Commodity contracts	Cost of materials sold	10.0	(11.8)	(0.1)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general and administrative	0.1	(0.4)	(0.2)
Total		$10.0	$(12.1)	$(0.3)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2016:

	At December 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock – available-for-sale investment	$0.4	$—	$—
Mark-to-market derivatives:
Commodity contracts	$—	$2.0	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

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

The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2016:

	At December 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 5)	$—	$3.6	$—

The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2015:

	At December 31, 2015
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 5)	$—	$4.2	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:

	At December 31, 2016		At December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$80.7	$80.7	$63.2	$63.2
Restricted cash	1.0	1.0	1.2	1.2
Receivables less provision for allowances, claims and doubtful accounts	326.0	326.0	305.7	305.7
Accounts payable	230.4	230.4	206.3	206.3
Long-term debt, including current portion	963.5	1,034.2	1,023.5	855.3

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

As of March 31, 2015, the investment was in an unrealized loss position for twelve months. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $12.3 million impairment charge within other income and (expense), net in the first quarter of 2015.

As of June 30, 2016, the investment was in an unrealized loss position from its adjusted cost basis for twelve months. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $2.8 million impairment charge within other income and (expense), net in the second quarter of 2016.

As of December 31, 2016, the investment was in an unrealized loss position from its adjusted cost basis for six months. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized a $1.9 million impairment charge within other income and (expense), net in the fourth quarter of 2016.

As of December 31, 2016, the adjusted cost basis of the investment is $0.4 million. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of December 31, 2016 can be summarized as follows:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

The Company’s available-for-sale securities as of December 31, 2015 can be summarized as follows:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$5.1	$—	$(2.9)	$2.2

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2016, 2015, and 2014.

Note 16: Accumulated Other Comprehensive Income

The following tables detail the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2016 and December 31, 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2015	$(32.8)	$(255.8)	$(2.8)
Other comprehensive income (loss) before reclassifications	(21.0)	6.3	(5.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	7.6
Net current-period other comprehensive income (loss)	(21.0)	3.3	2.1
Balance at December 31, 2015	$(53.8)	$(252.5)	$(0.7)
Other comprehensive income (loss) before reclassifications	2.4	(5.0)	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	(1.2)	2.9
Net current-period other comprehensive income (loss)	3.6	(6.2)	1.8
Balance at December 31, 2016	$(50.2)	$(258.7)	$1.1

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016 and December 31, 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2016
	(In millions)
Liquidation of investment in foreign entity
Foreign currency translation	$1.2	Other income and (expense) net
Tax provision (benefit)	—
Net of tax	$1.2
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(4.7)	Warehousing, delivery, selling, general and administrative
Prior service cost	2.9	Warehousing, delivery, selling, general and administrative
Total before tax	(1.8)
Tax provision	0.6
Net of tax	$(1.2)
Other-than-temporary impairment
Other-than-temporary impairment charge	$4.7	Other income and (expense) net
Tax benefit	(1.8)
Net of tax	$2.9

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	For the Year Ended December 31, 2015
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(6.5)	Warehousing, delivery, selling, general and administrative
Prior service cost	2.0	Warehousing, delivery, selling, general and administrative
Total before tax	(4.5)
Tax provision	1.5
Net of tax	$(3.0)
Other-than-temporary impairment
Other-than-temporary impairment charge	$12.3	Other income and (expense) net
Tax benefit	(4.7)
Net of tax	$7.6

Note 17: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Income (loss) before income tax:
U.S.	$20.1	$13.2	$(34.4)
Foreign	6.0	(11.3)	7.5
	$26.1	$1.9	$(26.9)
Current income taxes:
Federal	$(0.3)	$(0.3)	$(1.0)
Foreign	2.8	1.2	3.3
State	—	(0.4)	0.5
	2.5	0.5	2.8
Deferred income taxes	4.7	3.2	(3.5)
Total income tax provision (benefit)	$7.2	$3.7	$(0.7)

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 35%	$9.1	$0.7	$(9.4)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.7)	(0.5)	(0.6)
Non-deductible expenses and non-taxable income (1)	(1.2)	1.8	9.3
Foreign income (expense) not includable in federal taxable income	2.8	0.8	(1.0)
Valuation allowance changes (net)	(2.6)	0.1	(0.6)
All other, net	(0.2)	0.8	1.6
Total income tax provision (benefit)	$7.2	$3.7	$(0.7)

(1)	The 2014 charge includes $8.2 million related to the nonrecurring fee to terminate the advisory services agreement with Platinum Advisors (See Note 12).

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2016	2015
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$30	$30
Post-retirement benefits other than pensions	28	30
Federal and foreign net operating loss carryforwards	84	79
State net operating loss carryforwards	12	10
Pension liability	85	95
Other deductible temporary differences	25	23
Less: valuation allowances	(20)	(22)
	$244	$245
Deferred tax liabilities:
Fixed asset basis difference	$81	$88
Inventory basis difference	129	121
Other intangibles	13	14
	223	223
Net deferred tax asset	$21	$22

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

The Company had available at December 31, 2016, federal AMT credit carryforwards of approximately $30 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $76 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 15 years, $12 million related to state NOL carryforwards which expire generally in 1 to 20 years and $8 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2016.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2016, the Company had approximately $101 million of undistributed foreign earnings on which no U.S. tax expense has been recorded, predominately in Canada and China. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the availability of tax credits in the U.S., which is dependent on a number of factors including the timing of future distributions, the mix of distributions and the amount of both U.S. and non-U.S. source income in future years. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2014	$8.8
Gross increases – tax positions in current periods	0.3
Settlements and closing of statute of limitations	(1.5)
Unrecognized tax benefits balance at December 31, 2014	$7.6
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2015	$7.6
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.3)
Unrecognized tax benefits balance at December 31, 2016	$7.3

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.7 million and $1.5 million of accrued interest related to uncertain tax positions at December 31, 2016 and 2015, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $5.6 million as of December 31, 2016 and 2015.

Note 18: Earnings Per Share

On July 16, 2007, Ryerson Holding was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. On July 25, 2016, Ryerson Holding closed an underwritten public offering of 5 million shares of common stock at a price to the public of $15.25 per share. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Potentially dilutive securities whose effect would have been antidilutive were not significant for 2016, 2015 and 2014.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2016	2015	2014
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$18.7	$(0.5)	$(25.7)
Denominator:
Weighted average shares outstanding	34,295,829	32,057,764	25,437,500
Dilutive effect of stock-based awards	105,417	—	—
Weighted average shares outstanding adjusted for dilutive securities	34,401,246	32,057,764	25,437,500

Earnings (loss) per share
Basic	$0.55	$(0.02)	$(1.01)
Diluted	$0.54	$(0.02)	$(1.01)

Note 19: Subsequent Events

On January 19, 2017, Ryerson Holding acquired The Laserflex Corporation, a privately owned metal fabricator specializing in laser fabrication metal processing and welding with locations in Columbus, Ohio and Wellford, South Carolina. The acquisition is not material to our consolidated financial statements.

On February 15, 2017, Ryerson Holding acquired Guy Metals, Inc., a privately owned metal service center company located in Hammond, Wisconsin. The acquisition is not material to our consolidated financial statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Holding Corporation	Basic Earnings (Loss) per Share	Diluted Earnings (Loss) per Share
2015
First Quarter (1)	$868.0	$150.0	$(3.0)	$(2.8)	$(2.5)	$(0.08)	$(0.08)
Second Quarter (2)	840.4	165.8	25.8	15.6	15.8	0.49	0.49
Third Quarter (3)	790.0	150.3	12.8	6.7	6.7	0.21	0.21
Fourth Quarter (4)	668.8	101.6	(33.7)	(21.3)	(20.5)	(0.64)	(0.64)
Year	$3,167.2	$567.7	$1.9	$(1.8)	$(0.5)	$(0.02)	$(0.02)
2016
First Quarter (5)	$702.6	$147.6	$21.6	$13.5	$13.5	$0.42	$0.42
Second Quarter (6)	739.8	163.0	9.7	5.4	5.6	0.17	0.17
Third Quarter	735.1	145.4	10.0	8.4	8.2	0.23	0.23
Fourth Quarter (7)	682.2	114.6	(15.2)	(8.4)	(8.6)	(0.23)	(0.23)
Year	$2,859.7	$570.6	$26.1	$18.9	$18.7	$0.55	$0.54

(1)	Included in the first quarter 2015 results is a $12.3 million charge due to an other-than-temporary-impairment recognized on an available-for-sale investment.
(2)	Included in the second quarter 2015 results is a $1.4 million impairment charge on assets held for sale to recognize the assets at their fair value less cost to sell.
(3)

Included in the third quarter 2015 results is a $0.5 million impairment charge on assets held for sale to recognize the assets at their fair value less cost to sell. The third quarter of 2015 results also includes a $2.9 million charge to write-off a portion of the debt issuance costs associated with the Old Credit Facility.

(4)

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

(5)	Included in the first quarter 2016 results is an $8.2 million gain on the repurchase of debt.
(6)

Included in the second quarter 2016 results is a $15.1 million loss on the repurchase of debt. The second quarter of 2016 also included a $2.8 million charge due to an other-than-temporary-impairment recognized on an available-for-sale investment.

(7)

Included in the fourth quarter 2016 results is a $1.5 million loss on repurchase of debt. The fourth quarter of 2016 also included a $1.9 million charge due to an other-than-temporary-impairment recognized on an available-for-sale investment.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2016	2015	2014
Administrative and other expenses	$(0.8)	$(0.9)	$(0.2)
Equity in income (loss) of subsidiaries	3.4	10.2	(17.3)
Income (loss) before income taxes	2.6	9.3	(17.5)
Provision (benefit) for income taxes	(16.1)	9.8	8.2
Net income (loss)	$18.7	$(0.5)	$(25.7)

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$18.7	$(0.5)	$(25.7)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.1	(12.4)	(16.2)
Gain (loss) on intra-entity foreign currency transactions	1.3	(8.6)	—
Unrealized loss on available-for-sale investment	(1.8)	(8.9)	(9.5)
Other-than-temporary impairment on available-for-sale investment	4.7	12.3	—
Liquidation of investment in foreign entity	1.2	—	—
Changes in defined benefit pension and other post-retirement benefit plans	(10.6)	7.8	(130.3)
Other comprehensive income (loss), before tax	(4.1)	(9.8)	(156.0)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(3.3)	5.8	(52.8)
Comprehensive income (loss), after tax	$17.9	$(16.1)	$(128.9)

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2016	2015	2014
Operating Activities:
Net income (loss)	$18.7	$(0.5)	$(25.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(3.4)	(10.2)	17.3
Deferred income taxes	(16.1)	9.3	8.5
(Increase) decrease in receivables/payables from subsidiaries	1.5	11.4	(1.0)
(Increase) decrease in other assets	—	0.2	(0.2)
Increase (decrease) in accounts payable	—	(10.0)	10.0
Increase (decrease) in accrued liabilities	(0.5)	0.1	0.1
Net adjustments	(18.5)	0.8	34.7
Net cash provided by operating activities	0.2	0.3	9.0
Investing Activities:
Investment in subsidiaries	—	(11.4)	(110.7)
Loan to related company	(71.7)	—	—
Net cash used in investing activities	(71.7)	(11.4)	(110.7)
Financing activities:
Net proceeds from issuance of common stock	71.5	—	112.4
Net cash provided by financing activities	71.5	—	112.4
Net increase (decrease) in cash and cash equivalents	—	(11.1)	10.7
Cash and cash equivalents—beginning of period	—	11.1	0.4
Cash and cash equivalents—end of period	$—	$—	$11.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2016	2015
Assets
Long-term receivable from subsidiaries	$71.7	$—
Deferred income taxes	46.0	29.9
Total assets	$117.7	$29.9
Liabilities
Accrued liabilities	$0.1	$0.6
Payable to subsidiaries	1.5	—
Total current liabilities	1.6	0.6
Dividends in excess of investment in subsidiaries	166.9	170.9
Total liabilities	168.5	171.5
Ryerson Holding Corporation Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2016 and 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,345,117 shares issued at 2016; 100,000,000 shares authorized and 32,312,200 issued at 2015	0.4	0.3
Capital in excess of par value	375.4	302.6
Accumulated deficit	(112.2)	(130.9)
Treasury stock at cost – Common stock of 212,500 shares in 2016 and 2015	(6.6)	(6.6)
Accumulated other comprehensive loss	(307.8)	(307.0)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(50.8)	(141.6)
Total liabilities and stockholders’ equity	$117.7	$29.9

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

(In millions)

Note 1: Basis of presentation

In the parent company only financial statements, Ryerson Holding’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Ryerson Holding’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company only financial statements should be read in conjunction with the Company’s consolidated financial statements.

Note 2: Guarantees

On May 24, 2016, Ryerson Holding provided an unconditional guarantee of the 2022 Notes, jointly and severally with the other guarantors of the 2022 Notes. Ryerson Holding previously guaranteed the 2017 Notes and 2018 Notes until their repayment in 2016.

Note 3: Dividends from subsidiaries

There were no cash dividends paid to Ryerson Holding from its consolidated subsidiaries for the years ended December 31, 2016, 2015 and 2014.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In millions)

		Provision for Allowances
	Balance at Beginning of Period	Acquisition of Business	Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income (Loss)	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts	$5.2	$—	$3.1	$—	$(3.7)	(A)	$4.6
Valuation allowance—deferred tax assets	22.6	—	(2.6)	—	—		20.0
Year Ended December 31, 2015
Allowance for doubtful accounts	$5.3	$—	$2.3	$—	$(2.4)	(A)	$5.2
Valuation allowance—deferred tax assets	22.5	—	0.1	—	—		22.6
Year Ended December 31, 2014
Allowance for doubtful accounts	$5.4	$—	$0.7	$—	$(0.8)	(A)	$5.3
Valuation allowance—deferred tax assets	23.1	—	(0.6)	—	—		22.5

NOTES:

(A)	Bad debts written off during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2016 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors and employees, which is available on our website (www.ryerson.com) under "Governance Documents." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct and by posting such information on the website address and location specified above.

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

Information concerning compensation of our executive officers and directors for the year ended December 31, 2016, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of February 28, 2017, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 28, 2017, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents our equity compensation plan information as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	543,931	(2)	$—	1,055,952
Equity compensation plans not approved by security holders	—		—	—
Total	543,931		$—	1,055,952

(1)	Consists of the Company’s “2014 Omnibus Incentive Plan,” which is described in Amendment No. 23 to our registration statement on Form S-1, filed on August 7, 2014.
(2)

Includes (i) 346,675 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics and (ii) 197,256 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships and related transactions during 2016 and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Committee—Audit, Audit-Related, and Other Non-Audit Services,” and “Audit Committee—Pre-Approval Policies” in our proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K:

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

     Date: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
Edward J. Lehner

/s/ Erich S. Schnaufer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Erich S. Schnaufer

/s/ Kirk K. Calhoun	Director	March 13, 2017
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	March 13, 2017
Court D. Carruthers

/s/ Eva M. Kalawski	Director	March 13, 2017
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 13, 2017
Jacob Kotzubei

/s/ Stephen P. Larson	Director	March 13, 2017
Stephen P. Larson

/s/ Philip E. Norment	Director	March 13, 2017
Philip E. Norment

/s/ Mary Ann Sigler	Director	March 13, 2017
Mary Ann Sigler

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.	S-1/A-22	333-164484	August 6, 2014

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.	S-1/A-15	333-164484	May 6, 2013

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.	10-K	001-34735	March 9, 2016

4.2

Indenture, dated as of May 24, 2016, by and among Joseph T. Ryerson & Son, Inc., as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as the Trustee, relating to the Issuer’s 11.00% Senior Secured Notes due 2022.

		8-K	001-34735	May 24, 2016

4.3

Form of Investor Rights Agreement, by and among Ryerson Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Equity Capital Partners-A II, L.P. and Platinum Rhombus Principals, LLC.

		S-1/A-15	333-164484	May 6, 2013

10.1	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.	S-4	333-152102	July 3, 2008

10.2	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.3	Ryerson Holding Corporation Retention Bonus Plan.	S-1/A-19	333-164484	June 24, 2014

10.4	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.5	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.6	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.7	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.8	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.9	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.10	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.11	Form of Participation Agreement for the Ryerson Holding Corporation Retention Bonus Plan.	S-1/A-19	333-164484	June 24, 2014

10.12	Form of Incentive Compensation Award Agreement by and between Ryerson Holding Corporation and Michael C. Arnold.	S-1/A-19	333-164484	June 24, 2014

10.13	Employment Agreement, dated December 10, 2004, between Ryerson Tull, Inc. and Kevin D. Richardson, as amended.	10-Q	001-34735	May 7, 2015

10.14	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.	10-Q	001-34735	May 7, 2015

10.15	Directors Compensation Summary Sheet.	10-K	001-34735	March 9, 2016

10.16	Intercreditor Agreement by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent Dated as of October 10, 2012.	10-K	001-34735	March 9, 2016

10.17

Amendment No. 1, dated as of March 11, 2015, to the Intercreditor Agreement dated as of October 10, 2012, by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.18

Joinder Agreement dated as of July 24, 2015, to Intercreditor Agreement dated as of October 10, 2012 and amended as of March 11, 2015 by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.19

Credit Agreement, dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Sunbelt-Turret Steel, Inc., Turret Steel Industries, Inc., Imperial Trucking Company, LLC, Wilcox-Turret Cold Drawn, Inc., Fay Industries, Inc., Ryerson Procurement Corporation, Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto from time to time, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	July 29, 2015

10.20

Amendment No. 1, dated as of November 16, 2016, to the Credit Agreement, dated as of July 24, 2015, by and among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto from time to time, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 17, 2016

10.21

Security Agreement, dated as of July 24, 2015, Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc. (“Ryerson”), and the domestic subsidiaries of Ryerson from time to time party thereto in their capacities as pledgors, assignors and debtors thereunder in favor of Bank of America, N.A., in its capacity as collateral agent, as pledgee, assignee and secured party for the benefit of the secured parties.

		10-K	001-34735	March 9, 2016

10.22	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.23	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.24	Employment Agreement, dated September 8, 2005, between Ryerson Tull, Inc. and Erich Schnaufer, as amended.	10-K	001-34735	March 9, 2016

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Written Statement of Erich S. Schnaufer, Chief Financial Officer, of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*Furnished herewith.