Form 10-Q
period 2017-03-31
Ryerson Holding Corp
filed 2017-05-03
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2017, there were 37,176,861 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$814.5	$702.6
Cost of materials sold	653.9	555.0
Gross profit	160.6	147.6
Warehousing, delivery, selling, general and administrative	117.3	109.3
Operating profit	43.3	38.3
Other income and (expense), net	0.3	5.3
Interest and other expense on debt	(21.8)	(22.0)
Income before income taxes	21.8	21.6
Provision for income taxes	6.8	8.1
Net income	15.0	13.5
Less: Net income attributable to noncontrolling interest	0.2	—
Net income attributable to Ryerson Holding Corporation	$14.8	$13.5
Comprehensive income	$16.3	$21.9
Less: Comprehensive income attributable to noncontrolling interest	0.5	—
Comprehensive income attributable to Ryerson Holding Corporation	$15.8	$21.9
Basic and diluted earnings per share	$0.40	$0.42

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$15.0	$13.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.7	10.9
Stock-based compensation	0.3	0.2
Deferred income taxes	6.6	8.4
Provision for allowances, claims and doubtful accounts	0.3	0.9
Gain on retirement of debt	—	(8.2)
Non-cash (gain) loss from derivatives	0.1	(3.2)
Other items	(0.2)	(0.1)
Change in operating assets and liabilities:
Receivables	(81.9)	(36.0)
Inventories	(52.8)	(12.6)
Other assets	1.0	9.2
Accounts payable	60.1	54.6
Accrued liabilities	16.4	16.9
Accrued taxes payable/receivable	(1.2)	0.2
Deferred employee benefit costs	(6.9)	(7.7)
Net adjustments	(47.5)	33.5
Net cash provided by (used in) operating activities	(32.5)	47.0
Investing activities:
Acquisitions, net of cash acquired	(49.4)	—
Increase in restricted cash	(0.2)	(0.9)
Capital expenditures	(4.0)	(5.4)
Proceeds from sale of property, plant and equipment	1.7	1.2
Net cash used in investing activities	(51.9)	(5.1)
Financing activities:
Repayment of debt	—	(16.9)
Net proceeds (repayments) of short-term borrowings	26.8	(23.5)
Net increase in book overdrafts	41.8	4.4
Principal payments on capital lease obligations	(3.0)	(1.3)
Proceeds from sale leaseback transactions	9.7	—
Net cash provided by (used in) financing activities	75.3	(37.3)
Net increase (decrease) in cash and cash equivalents	(9.1)	4.6
Effect of exchange rate changes on cash and cash equivalents	0.5	2.7
Net change in cash and cash equivalents	(8.6)	7.3
Cash and cash equivalents—beginning of period	80.7	63.2
Cash and cash equivalents—end of period	$72.1	$70.5
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$2.3	$3.5
Income taxes, net	0.7	0.4
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$15.2	$0.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72.1	$80.7
Restricted cash	1.2	1.0
Receivables less provision for allowances, claims and doubtful accounts of $5.9 in 2017 and $4.6 in 2016	413.7	326.0
Inventories	624.1	563.4
Prepaid expenses and other current assets	26.4	26.7
Total current assets	1,137.5	997.8
Property, plant, and equipment, at cost	708.0	668.7
Less: Accumulated depreciation	289.9	280.5
Property, plant and equipment, net	418.1	388.2
Deferred income taxes	12.6	24.4
Other intangible assets	50.8	40.8
Goodwill	115.7	103.2
Deferred charges and other assets	4.2	4.3
Total assets	$1,738.9	$1,558.7
Liabilities
Current liabilities:
Accounts payable	$337.0	$230.4
Salaries, wages and commissions	32.6	36.8
Other accrued liabilities	59.6	37.7
Short-term debt	23.8	19.2
Current portion of deferred employee benefits	8.3	8.3
Total current liabilities	461.3	332.4
Long-term debt	968.7	944.3
Deferred employee benefits	291.5	298.8
Taxes and other credits	50.1	32.5
Total liabilities	1,771.6	1,608.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2017 and 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,345,117 shares issued at 2017 and 2016	0.4	0.4
Capital in excess of par value	375.7	375.4
Accumulated deficit	(97.4)	(112.2)
Treasury stock at cost – Common stock of 212,500 shares in 2017 and 2016	(6.6)	(6.6)
Accumulated other comprehensive loss	(306.8)	(307.8)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(34.7)	(50.8)
Noncontrolling interest	2.0	1.5
Total equity (deficit)	(32.7)	(49.3)
Total liabilities and equity	$1,738.9	$1,558.7

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

We are a metals service center, with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
Product Line	2017	2016
Carbon Steel Flat	27%	25%
Carbon Steel Plate	10	10
Carbon Steel Long	13	16
Stainless Steel Flat	19	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	15	16
Aluminum Plate	3	3
Aluminum Long	4	5
Other	1	2
Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-07, “Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting.” The amendment eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The update was effective for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance for our fiscal year beginning January 1, 2017. The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”.  The guidance in ASU 2017-01 was issued to provide clarity of the definition of a business with the objective to assist entities in the evaluation of whether a transaction should be accounted for as an acquisition of assets or a business.  The update is effective for fiscal years beginning after December 15, 2017, and is to be applied on a prospective basis.  Early adoption is permitted.  We adopted this guidance for our fiscal year beginning January 1, 2017.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”.  The objective of the guidance in ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  To test goodwill under this amendment, an entity should perform its annual impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge is recognized in the amount the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The update is effective for fiscal years beginning after December 15, 2020, and is to be applied on a prospective basis.  Early adoption is permitted.  We adopted this guidance for our fiscal year beginning January 1, 2017.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Inventories, at stated LIFO value, were classified at March 31, 2017 and December 31, 2016 as follows:

	March 31,	December 31,
	2017	2016
	(In millions)
In process and finished products	$624.1	$563.4

If current cost had been used to value inventories, such inventories would have been $92 million and $115 million lower than reported at March 31, 2017 and December 31, 2016, respectively. Approximately 90% of inventories are accounted for under the LIFO method at March 31, 2017 and December 31, 2016. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled zero and $23.9 million at March 31, 2017 and December 31, 2016, respectively.

The Company has consignment inventory at certain customer locations, which totaled $10.3 million and $11.1 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $115.7 and $103.2 million at March 31, 2017 and December 31, 2016, respectively. We recognized $12.5 million of goodwill during the first quarter of 2017 related to the acquisitions discussed in Note 5: Acquisitions.  Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2016, and it was determined that no impairment existed in 2016.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first quarter of 2017 we recognized $11.5 million in intangibles related to the acquisitions discussed in Note 5: Acquisitions.  We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Purchase accounting for the two acquisitions in the first quarter of 2017 is preliminary as of March 31, 2017.

NOTE 5: ACQUISITIONS

On January 19, 2017, Ryerson Holding acquired The Laserflex Corporation (“Laserflex”), a privately owned metal fabricator specializing in laser fabrication metal processing and welding with locations in Columbus, Ohio and Wellford, South Carolina. The acquisition is not material to our consolidated financial statements.

On February 15, 2017, Ryerson Holding acquired Guy Metals, Inc. (“Guy Metals”), a privately owned metal service center company located in Hammond, Wisconsin. The acquisition is not material to our consolidated financial statements.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In millions)
Ryerson Credit Facility	$334.3	$312.0
11.00% Senior Secured Notes due 2022	650.0	650.0
Foreign debt	23.8	19.2
Other debt	1.0	—
Unamortized debt issuance costs and discounts	(16.6)	(17.7)
Total debt	992.5	963.5
Less: Short-term foreign debt	23.8	19.2
Total long-term debt	$968.7	$944.3

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

At March 31, 2017, Ryerson had $334.3 million of outstanding borrowings, $16 million of letters of credit issued and $250 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. On March 3, 2017 we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at March 31, 2017 and December 31, 2016, respectively.

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

During the first three months of 2016, a principal amount of $25.1 million of the 11.25% Senior Secured Notes due 2018 (the “2018 Notes”) were repurchased for $16.9 million and retired, resulting in the recognition of a $8.2 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At March 31, 2017, Ryerson China’s foreign borrowings were $23.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by its inventory and property, plant and equipment. At December 31, 2016, Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by its inventory and property, plant and equipment.

Availability under the Ryerson China credit facility was $21 million and $26 million at March 31, 2017 and December 31, 2016, respectively. Letters of credit issued by our foreign subsidiaries were $1 million at March 31, 2017 and December 31, 2016.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three months ended March 31, 2017 and 2016 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Components of net periodic benefit (credit) cost
Interest cost	$7	$7	$1	$1
Expected return on assets	(10)	(11)	—	—
Recognized actuarial (gain) loss	3	3	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$(1)	$(2)	$(2)

The Company has contributed $3 million to the pension plan fund through the three months ended March 31, 2017 and anticipates that it will have a minimum required pension contribution funding of approximately $19 million for the remaining nine months of 2017.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The Company currently does not account for its commodity contracts and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swap as a cash flow hedge of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income.

We have a receive variable, pay fixed interest rate swap to manage the exposure to variable interest rates of our credit facility.  On March 3, 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest rate swap to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of March 31, 2017 was zero. Total gains or losses recognized on the hedge for the three months ended March 31, 2017 was zero.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
	(In millions)
Commodity contracts	Prepaid expenses and other current assets	2.7	2.0	Other accrued liabilities	1.0	0.2
Total derivatives		$2.7	$2.0		$1.0	$0.2

As of March 31, 2017 and December 31, 2016, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.4 million and $2.3 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had 286 tons and 296 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of March 31, 2017 and December 31, 2016, the Company had 8,841 tons and 11,998 tons, respectively, of hot roll coil option contracts related to forecasted purchases and sales. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 1,477 tons and 8,466 tons as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had zero gallons and 39,000 gallons, respectively, of diesel fuel hedge contracts related to forecasted purchases.  The Company had 60,000 tons and zero tons of iron ore contracts as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging	Location of Gain/(Loss) Recognized	Three Months Ended March 31,
instruments under ASC 815	in Income on Derivatives	2017	2016
		(In millions)
Metal commodity contracts	Cost of materials sold	$1.3	$2.2
Foreign exchange contracts	Other income and (expense), net	—	(0.2)
Total		$1.3	$2.0

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2017:

	At March 31, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$0.4	$—	$—
Mark-to-market derivatives:
Commodity contracts	$—	$2.7	$—
Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$1.0	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange, the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. The Company has various commodity derivatives to lock in diesel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price of the Platts Index for Gulf Coast Ultra Low Sulfur Diesel on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but on average is between 3 to 12 months in length.  The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected forward London Interbank Offered Rates.

The carrying and estimated fair values of our financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	At March 31, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$72.1	$72.1	$80.7	$80.7
Restricted cash	1.2	1.2	1.0	1.0
Receivables less provision for allowances, claims and doubtful accounts	413.7	413.7	326.0	326.0
Accounts payable	337.0	337.0	230.4	230.4
Long-term debt, including current portion	992.5	1,074.5	963.5	1,034.2

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

Assets Held for Sale

The Company had $1.6 million and $3.6 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of March 31, 2017 and December 31, 2016. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms (Level 2 inputs).

The following table presents those assets that were measured at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at March 31, 2017:

	At March 31, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$1.6	$—

The following table presents those assets that were measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy at December 31, 2016:

	At December 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$3.6	$—

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

As of March 31, 2017, the investment was in a breakeven position. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of March 31, 2017 can be summarized as follows:

	At March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

The Company’s available-for-sale securities as of December 31, 2016 can be summarized as follows:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2017.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2017	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$1.5	$(49.3)
Net income	—	—	—	—	—	14.8	—	—	—	0.2	15.0
Foreign currency translation	—	—	—	—	—	—	0.4	—	—	0.3	0.7
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	0.4	—	—	—	0.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	—	—	—	0.3	—	—	—	—	—	0.3
Balance at March 31, 2017	37,345	$0.4	213	$(6.6)	$375.7	$(97.4)	$(49.4)	$(258.5)	$1.1	$2.0	$(32.7)

The following table details changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments
	(In millions)
Balance at January 1, 2017	$(50.2)	$(258.7)	$1.1
Other comprehensive income before reclassifications	0.8	(0.3)	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	—
Net current-period other comprehensive income	0.8	0.2	—
Balance at March 31, 2017	$(49.4)	$(258.5)	$1.1

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed
Details about Accumulated Other	March 31, 2017	March 31, 2016	Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.6	$1.1	Warehousing, delivery, selling, general and administrative
Prior service credit	(0.8)	(0.7)	Warehousing, delivery, selling, general and administrative
Total before tax	0.8	0.4
Tax provision	0.3	0.1
Net of tax	$0.5	$0.3

NOTE 11: INCOME TAXES

For the three months ended March 31, 2017, the Company recorded income tax expense of $6.8 million compared to $8.1 million in the prior year. The $6.8 million tax expense for the three months ended March 31, 2017 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $19.6 million and $20.0 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Potentially dilutive securities whose effect would have been antidilutive were not significant for the three months ended March 31, 2017 and 2016.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2017	2016
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$14.8	$13.5
Denominator:
Weighted average shares outstanding	37,132,617	32,099,700
Dilutive effect of stock-based awards	153,643	—
Weighted average shares outstanding adjusted for dilutive securities	37,286,260	32,099,700

Earnings per share
Basic	$0.40	$0.42
Diluted	$0.40	$0.42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2016 in our Annual Report on Form 10-K filed on March 13, 2017.

Industry and Operating Trends

We are a leading distributor and value-added processor of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques.

The metals service center industry is cyclical in terms of both demand and pricing, as such, industrial metals prices are volatile and remain difficult to predict. In the first quarter of 2017, the metals service center industry experienced increases in both demand and pricing conditions. U.S. shipment volumes as measured by the Metals Service Center Institute increased by 5.9 percent in the first quarter of 2017 compared to the first quarter of 2016.

We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil & gas. Regarding Ryerson’s shipment volumes to our end markets, oil & gas, construction equipment, food processing and agricultural equipment, and industrial machinery and equipment sectors grew volumes compared to the first quarter of 2016, offset by modest declines in metal fabrication and machine shops and HVAC industries.

Regarding first quarter of 2017 industrial metals pricing, the rise in metallurgical coal, iron ore, and steel scrap prices, combined with increased Chinese domestic steel consumption and positive U.S. industrial sentiment have supported higher carbon steel prices. Additionally, aluminum prices have steadily increased from September 2016 through April 2017 on better than expected supply and demand.  For stainless steel, increases in first quarter 2017 chrome prices, driven by supply tightening, positively impacted prices.

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

Results of Operations—Comparison of First Quarter 2017 to First Quarter 2016

The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended March 31, 2017	% of Net Sales	Three Months Ended March 31, 2016	% of Net Sales
	($ in millions)
Net sales	$814.5	100.0%	$702.6	100.0%
Cost of materials sold	653.9	80.3	555.0	79.0
Gross profit	160.6	19.7	147.6	21.0
Warehousing, delivery, selling, general and administrative expenses	117.3	14.4	109.3	15.5
Operating profit	43.3	5.3	38.3	5.5
Other expenses	(21.5)	(2.6)	(16.7)	(2.4)
Income before income taxes	21.8	2.7	21.6	3.1
Provision for income taxes	6.8	0.9	8.1	1.2
Net income	15.0	1.8	13.5	1.9
Less: Net income attributable to noncontrolling interest	0.2	—	—	—
Net income attributable to Ryerson Holding Corporation	$14.8	1.8%	$13.5	1.9%
Basic and diluted earnings per share	$0.40		$0.42

The following table shows our percentage of sales revenue by major product lines for the first quarter of 2017 and 2016:

	Three Months Ended March 31,
Product Line	2017	2016
Carbon Steel Flat	27%	25%
Carbon Steel Plate	10	10
Carbon Steel Long	13	16
Stainless Steel Flat	19	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	3
Aluminum Flat	15	16
Aluminum Plate	3	3
Aluminum Long	4	5
Other	1	2
Total	100%	100%

Net sales. Revenue for the first quarter of 2017 increased 15.9% from the same period a year ago to $814.5 million. Average selling price increased 11.5% from the price levels in the first quarter of 2016 reflecting improving economic conditions in the metals market. Average selling price increased for most of our product lines with the largest increases in our carbon flat, stainless flat and stainless plate products. Tons sold increased 4.0% in the first quarter of 2017 compared to the first quarter of 2016 with increases in shipments of stainless flat, stainless long and carbon plate product lines partially offset by decreases in our aluminum plate, carbon long and stainless plate products.

Cost of materials sold. Cost of materials sold increased 17.8% to $653.9 million in the first quarter of 2017 compared to $555.0 million in the first quarter of 2016. The increase in cost of materials sold in the first quarter of 2017 compared to the same period a year ago is primarily due to an increase in average cost of materials sold per ton in the first quarter of 2017 compared to the year ago period in addition to the increase in tons sold. The average cost of materials sold per ton increased to $1,316 in the first quarter of 2017 from $1,161 in the first quarter of 2016. The average cost of materials sold for our carbon flat, stainless flat, carbon plate and stainless plate product lines increased more than our other products, in line with the change in average selling price per ton for these products. During the first quarter of 2017, LIFO expense was $23.2 million compared to LIFO income of $26.6 million in the first quarter of 2016. LIFO expense in the first quarter of 2017 was offset by a $23.9 million credit to reverse the lower of cost or market inventory reserve. LIFO income in the first quarter of 2016 was partially offset by a $11.8 million charge to record inventory at the lower of cost or market.

Gross profit. Gross profit increased by $13.0 million to $160.6 million in the first quarter of 2017. Gross profit as a percent of sales in the first quarter of 2017 decreased to 19.7% from 21.0% in the first quarter of 2016. While our revenue per ton increased in the first quarter of 2017 as compared to the first quarter of 2016, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $8.0 million to $117.3 million in the first quarter of 2017 from $109.3 million in the first quarter of 2016. The increase was primarily due to higher incentive compensation plan expense of $3.5 million, higher salaries and wages of $1.7 million, higher employee benefit costs of $1.5 million resulting mainly from an increase in net periodic benefit cost for pensions and higher delivery expenses of $1.2 million. On a per ton basis, first quarter of 2017 operating expenses increased to $236 per ton from $229 per ton in the first quarter of 2016.

Operating profit. For the first quarter of 2017, we reported an operating profit of $43.3 million, or $87 per ton, compared to an operating profit of $38.3 million, or $80 per ton, for the first quarter of 2016, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $21.8 million in the first quarter of 2017 from $22.0 million in the first quarter of 2016, as a reduction in the amount of our outstanding Notes and lower amortization of debt issuance costs expense was offset by an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance of our 9.00% Senior Notes due 2017 (the “2017 Notes”), repurchased $121.9 million and thereafter redeemed the remaining outstanding $48.5 million of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in 2016. Other income and (expense), net was income of $0.3 million in the first quarter of 2017 as compared to income of $5.3 million in the same period a year ago. The first quarter of 2016 included an $8.2 million gain on the early repurchase of $25.1 million of principal amount of our 2018 Notes, which was partially offset by $2.9 million of foreign exchange losses related to our foreign operations.

Provision for income taxes. In the first quarter of 2017, we recorded income tax expense of $6.8 million compared to an income tax expense of $8.1 million in the first quarter of 2016. The income tax expense in the first quarter of 2017 and 2016 primarily represents taxes at local statutory rates where we operate, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.40 in the first quarter of 2017 compared to earnings per share of $0.42 in the first quarter of 2016. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of an additional 5 million shares of common stock in an underwritten public offering completed in July 2016.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016
	(In millions)

Net cash provided by (used in) operating activities	$(32.5)	$47.0
Net cash used in investing activities	(51.9)	(5.1)
Net cash provided by (used in) financing activities	75.3	(37.3)
Effect of exchange rates on cash and cash equivalents	0.5	2.7
Net increase (decrease) in cash and cash equivalents	$(8.6)	$7.3

We had cash and cash equivalents of $72.1 million at March 31, 2017, compared to $80.7 million at December 31, 2016. We had $41 million and $31 million of qualified cash pledged as collateral at March 31, 2017 and December 31, 2016, respectively. We had $993 million and $964 million of total debt outstanding at March 31, 2017 and December 31, 2016, respectively, and a debt-to-capitalization ratio of 103% at March 31, 2017 and 105% at December 31, 2016. We had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $302 million at March 31, 2017 versus $301 million at December 31, 2016. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2017	December 31, 2016
	(In millions)

Cash and cash equivalents	$72	$81
Less: Qualified cash pledged as collateral	(41)	(31)
Availability under Ryerson Credit Facility and foreign debt facilities	271	251
Total liquidity	$302	$301

Of the total cash and cash equivalents, as of March 31, 2017, $65.8 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash used in operating activities of $32.5 million in the first three months of 2017 was primarily due to an increase in accounts receivable of $81.9 million resulting from higher sales levels in the first three months of 2017 compared to year-end 2016 and an increase in inventory of $52.8 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first three months of 2017. Partially offsetting the cash outflows was an increase in accounts payable of $60.1 million due to a higher level of material purchases at the end of the first quarter of 2017 compared to year-end 2016, an increase in accrued liabilities of $16.4 million, net income of $15.0 million and non-cash depreciation and amortization expense of $10.7 million. Net cash provided by operating activities of $47.0 million in the first three months of 2016 was primarily due to an increase in accounts payable of $54.6 million resulting from a higher level of material purchases at the end of the first quarter of 2016 compared to year-end 2015, an increase in accrued liabilities of $16.9 million, net income of $13.5 million and non-cash depreciation and amortization expense of $10.9 million. Partially offsetting the cash inflows were an increase in accounts receivable of $36.0 million resulting from higher sales levels in the first three months of 2016 compared to year-end 2015 and an increase of $12.6 million in inventory.

Investing activities. On January 19, 2017, we paid $26.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation. On February 15, 2017, we paid $22.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Guy Metals, Inc. Capital expenditures during the first three months of 2017 totaled $4.0 million compared to $5.4 million in the first three months of 2016. We sold property, plant and equipment and assets held for sale generating cash proceeds of $1.7 million and $1.2 million during the first three months of 2017 and 2016, respectively.

Financing activities. Net cash provided by financing activities in the first three months of 2017 was $75.3 million compared to net cash used in financing activities of $37.3 million in the first three months of 2016. Net cash provided by financing activities in the first three months of 2017 was primarily related to an increase in book overdrafts of $41.8 million, an increase in credit facility borrowings of $26.8 and proceeds of $9.7 million from sale leaseback transactions. Net cash used in financing activities in the first three months of 2016 was primarily related to the early redemption of $25.1 million principal amount of the 2018 Notes repurchased for $16.9 million and $23.5 million of repayments of credit facility borrowings with cash provided by operations discussed above, partially offset by an increase in book overdrafts of $4.4 million.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the acquisitions and net cash used in operating activities in the first quarter of 2017, total debt in the Condensed Consolidated Balance Sheets increased to $992.5 million at March 31, 2017 from $963.5 million at December 31, 2016.

Total debt outstanding as of March 31, 2017 consisted of the following amounts: $334.3 million borrowing under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $23.8 million of foreign debt, and $1.0 million of other debt, less $16.6 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving Credit Facility agreement, to reduce the total facility size from $1.0 billion (the “Old Credit Facility”) to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At March 31, 2017, Ryerson had $334.3 million of outstanding borrowings, $16 million of letters of credit issued and $250 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. On March 3, 2017 we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson

Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at March 31, 2017 and December 31, 2016, respectively.

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

Foreign Debt

At March 31, 2017, Ryerson China’s foreign borrowings were $23.8 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by its inventory and property, plant and equipment. At December 31, 2016,

Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by its inventory and property, plant and equipment.

Availability under the Ryerson China credit facility was $21 million and $26 million at March 31, 2017 and December 31, 2016, respectively. Letters of credit issued by our foreign subsidiaries were $1 million at March 31, 2017 and December 31, 2016.

Pension Funding

At December 31, 2016, pension liabilities exceeded plan assets by $216 million. We anticipate that we will have a total minimum required pension contribution of approximately $22 million in 2017 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2017, we have made $3 million in pension contributions, and anticipate an additional $19 million of contributions in the remaining nine months of 2017. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2017.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of March 31, 2017. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at March 31, 2017:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	650	—	—	—	650
Ryerson Credit Facility	334	—	—	334	—
Foreign Debt	24	24	—	—	—
Other Debt	1	—	1	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (2)	406	80	161	156	9
Purchase Obligations (3)	22	22	—	—	—
Operating Leases	95	23	33	21	18
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	20	7	10	3	—
Total	$1,553	$156	$205	$514	$678

(1)

The contractual obligations disclosed above do not include our potential future pension funding obligations (see discussion under “Pension Funding” caption). Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.

(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate including the effect of interest rate swaps for the Ryerson Credit Facility.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

We maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, we determine that these deferred tax assets are more likely than not realizable.

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of its reserve for uncertain tax benefits related to various intercompany transactions, with a corresponding income tax benefit of approximately $1.3 million.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,075 million at March 31, 2017 and $1,034 million at December 31, 2016 as compared with the carrying value of $993 million and $964 million at March 31, 2017 and December 31, 2016, respectively.

On March 3, 2017, we entered into a forward agreement for $150 million of “pay fixed” at 1.658%, “receive variable” interest rate swap to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The swap is accounted for as a cash flow hedge with unrealized gains and losses recorded in accumulated other comprehensive income.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2017 by $0.8 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.4 million outstanding at March 31, 2017 and a net value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2017, we recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2017 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of March 31, 2017, we had 60,000 tons of iron ore futures or option contracts, 8,841 ton of hot roll coil option contracts, and 1,477 tons of aluminum price swaps outstanding with a net asset value of $0.3 million $0.3 million, and $1.2 million, respectively. As of March 31, 2017, we had 286 tons of nickel contracts with a net liability value of $0.1 million. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2017, we recognized a gain of $1.3 million associated with its metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2017 would increase or decrease the fair value of commodity derivative contracts by $0.8 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2017.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at March 31, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

Except for the risk factor below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The right to receive payment on the 2022 Notes and the guarantees will be subordinated to the liabilities of non-guarantor subsidiaries.

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are note guarantors of the 2022 Senior Secured Notes (the “2022 Notes”). While the indenture governing the 2022 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2022 Notes notwithstanding any such pledge or encumbrance in favor of the 2022 Notes.

The non-guarantor subsidiaries represented, respectively, 11.9% and 7.4% of our net sales and EBITDA for the three months ended March 31, 2017. In addition, these non-guarantor subsidiaries represented respectively, 14.5% and 9.1% of our assets and liabilities, as of March 31, 2017.

Accordingly, in the event that any of the non-guarantor subsidiaries or joint venture entities become insolvent, liquidates or otherwise reorganizes:

•	the creditors of the guarantors (including the holders of the 2022 Notes) will have no right to proceed against such subsidiary’s assets; and
•

the creditors of such non-guarantor subsidiary, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such subsidiary, as direct or indirect shareholder, and will be entitled to receive any distributions from such subsidiary.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON HOLDING CORPORATION

By:	/s/ Erich S. Schnaufer
Erich S. Schnaufer Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: May 3, 2017

Exhibit Index

Exhibit No.	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written Statement of Erich S. Schnaufer, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished herewith and not filed.