Form 10-Q
period 2017-06-30
Ryerson Holding Corp
filed 2017-08-03
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017, there were 37,176,861 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$875.4	$739.8	$1,689.9	$1,442.4
Cost of materials sold	735.0	576.8	1,388.9	1,131.8
Gross profit	140.4	163.0	301.0	310.6
Warehousing, delivery, selling, general and administrative	116.7	113.1	234.0	222.4
Operating profit	23.7	49.9	67.0	88.2
Other income and (expense), net	(0.9)	(18.3)	(0.6)	(13.0)
Interest and other expense on debt	(22.8)	(21.9)	(44.6)	(43.9)
Income before income taxes	—	9.7	21.8	31.3
Provision (benefit) for income taxes	(0.8)	4.3	6.0	12.4
Net income	0.8	5.4	15.8	18.9
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.2)	0.4	(0.2)
Net income attributable to Ryerson Holding Corporation	$0.6	$5.6	$15.4	$19.1
Comprehensive income	$9.3	$5.9	$25.6	$27.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	(0.1)	0.7	(0.1)
Comprehensive income attributable to Ryerson Holding Corporation	$9.1	$6.0	$24.9	$27.9
Basic earnings per share	$0.02	$0.17	$0.41	$0.60
Diluted earnings per share	$0.02	$0.17	$0.41	$0.59

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$15.8	$18.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22.2	21.6
Stock-based compensation	1.1	0.7
Deferred income taxes	6.0	10.9
Provision for allowances, claims and doubtful accounts	0.4	1.3
Loss on retirement of debt	—	6.9
Other-than-temporary impairment charge on available-for-sale investments	0.2	2.8
Premium and fees paid related to debt modification	—	(15.3)
Non-cash (gain) loss from derivatives	0.5	(8.3)
Other items	(0.7)	—
Change in operating assets and liabilities:
Receivables	(101.4)	(54.7)
Inventories	(75.8)	(41.6)
Other assets	(1.8)	9.8
Accounts payable	68.7	64.9
Accrued liabilities	0.8	2.4
Accrued taxes payable/receivable	(1.1)	2.4
Deferred employee benefit costs	(16.0)	(20.1)
Net adjustments	(96.9)	(16.3)
Net cash provided by (used in) operating activities	(81.1)	2.6
Investing activities:
Acquisitions, net of cash acquired	(49.2)	—
(Increase) Decrease in restricted cash	(0.3)	0.1
Capital expenditures	(10.2)	(13.3)
Proceeds from sale of property, plant and equipment	3.7	1.6
Net cash used in investing activities	(56.0)	(11.6)
Financing activities:
Long-term debt issued	—	650.0
Repayment of debt	(0.1)	(689.0)
Net proceeds of short-term borrowings	69.3	54.6
Net increase in book overdrafts	45.4	9.6
Long-term debt issuance costs	—	(5.0)
Principal payments on capital lease obligations	(5.1)	(2.6)
Contributions from non-controlling interest	—	0.2
Proceeds from sale leaseback transactions	22.4	—
Net cash provided by financing activities	131.9	17.8
Net increase (decrease) in cash and cash equivalents	(5.2)	8.8
Effect of exchange rate changes on cash and cash equivalents	1.4	2.5
Net change in cash and cash equivalents	(3.8)	11.3
Cash and cash equivalents—beginning of period	80.7	63.2
Cash and cash equivalents—end of period	$76.9	$74.5
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$41.1	$46.6
Income taxes, net	1.3	1.2
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$32.6	$0.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76.9	$80.7
Restricted cash	1.3	1.0
Receivables less provision for allowances, claims and doubtful accounts of $5.7 in 2017 and $4.6 in 2016	434.2	326.0
Inventories	648.0	563.4
Prepaid expenses and other current assets	28.1	26.7
Total current assets	1,188.5	997.8
Property, plant, and equipment, at cost	718.6	668.7
Less: Accumulated depreciation	298.7	280.5
Property, plant and equipment, net	419.9	388.2
Deferred income taxes	9.7	24.4
Other intangible assets	50.0	40.8
Goodwill	115.3	103.2
Deferred charges and other assets	4.4	4.3
Total assets	$1,787.8	$1,558.7
Liabilities
Current liabilities:
Accounts payable	$349.6	$230.4
Salaries, wages and commissions	35.3	36.8
Other accrued liabilities	41.9	37.7
Short-term debt	23.3	19.2
Current portion of deferred employee benefits	8.3	8.3
Total current liabilities	458.4	332.4
Long-term debt	1,012.7	944.3
Deferred employee benefits	274.0	298.8
Taxes and other credits	65.3	32.5
Total liabilities	1,810.4	1,608.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2017 and 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,389,361 and 37,345,117 shares issued at 2017 and 2016, respectively	0.4	0.4
Capital in excess of par value	376.5	375.4
Accumulated deficit	(96.8)	(112.2)
Treasury stock at cost – Common stock of 212,500 shares in 2017 and 2016	(6.6)	(6.6)
Accumulated other comprehensive loss	(298.3)	(307.8)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(24.8)	(50.8)
Noncontrolling interest	2.2	1.5
Total equity (deficit)	(22.6)	(49.3)
Total liabilities and equity	$1,787.8	$1,558.7

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

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2017	2016	2017	2016
Carbon Steel Flat	28%	26%	28%	26%
Carbon Steel Plate	10	10	10	10
Carbon Steel Long	12	14	12	14
Stainless Steel Flat	18	16	18	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	4	4	4
Aluminum Flat	15	16	15	16
Aluminum Plate	3	3	3	3
Aluminum Long	4	5	4	5
Other	2	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”.  The objective of the guidance in ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  To test goodwill under this amendment, an entity should perform its annual impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge is recognized in the amount that the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The update is effective for fiscal years beginning after December 15, 2020, and is to be applied on a prospective basis.  Early adoption is permitted.  We adopted this guidance for our fiscal year beginning January 1, 2017.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures.  Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective transition method).  The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption is permitted.

We have established a project management team to analyze the impact of the new standard.  The team is evaluating our different revenue streams and reviewing representative contracts with customers to identify if there are differences that would result from the application of the new standard as compared to our current accounting policies and practices. While the analysis is continuing, the new standard may result in some revenues associated with custom fabricated products being recognized over time instead of upon delivery of the fabricated product to the customer.  The Company has not yet completed the process of quantifying the effects, if any, on our consolidated financial statements of any changes that may result from adoption.   The Company is also evaluating (i) whether changes to the Company's business processes, systems and internal controls will be required, (ii) the transition method to be adopted, and (iii) the presentation of our footnote disclosure.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. Our available-for-sale investment as of June 30, 2017 has a fair value of $0.2 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases.” The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. Full retrospective application is prohibited. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. We are still assessing the impact of adoption on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The amendment also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses rather than a write-down, thus enabling the ability to record reversals of credit losses in current period net income. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. Early adoption is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt this guidance for our fiscal year beginning January 1, 2020. We are still assessing the impact of adoption on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.” The amendment requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendment is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”.  The amendment requires entities to disaggregate the service cost component from the other components of net benefit cost and limits the capitalization of net benefit cost to only the service cost component.  The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of comprehensive income.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2017.  The disclosure requirements of the amendments should be applied retrospectively and the requirements concerning capitalization of the net service costs should be applied prospectively.  We will adopt this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting”.  The amendment provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply the accounting guidance on modifications to share-based payment awards.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2017 and December 31, 2016 as follows:

	June 30,	December 31,
	2017	2016
	(In millions)
In process and finished products	$648.0	$563.4

If current cost had been used to value inventories, such inventories would have been $77 million and $115 million lower than reported at June 30, 2017 and December 31, 2016, respectively. Approximately 89% and 90% of inventories are accounted for under the LIFO method at June 30, 2017 and December 31, 2016, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled zero and $23.9 million at June 30, 2017 and December 31, 2016, respectively.

The Company has consignment inventory at certain customer locations, which totaled $11.2 million and $11.1 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $115.3 million and $103.2 million at June 30, 2017 and December 31, 2016, respectively. We recognized $12.1 million of goodwill during the first six months of 2017 related to the acquisitions discussed in Note 5: Acquisitions. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2016, and it was determined that no impairment existed in 2016.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first six months of 2017 we recognized $12.2 million in intangibles related to the acquisitions discussed in Note 5: Acquisitions. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: ACQUISITIONS

On January 19, 2017, Ryerson Holding acquired The Laserflex Corporation (“Laserflex”), a privately-owned metal fabricator specializing in laser fabrication metal processing and welding with locations in Columbus, Ohio and Wellford, South Carolina. The acquisition is not material to our consolidated financial statements.

On February 15, 2017, Ryerson Holding acquired Guy Metals, Inc. (“Guy Metals”), a privately-owned metal service center company located in Hammond, Wisconsin. The acquisition is not material to our consolidated financial statements.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In millions)
Ryerson Credit Facility	$377.4	$312.0
11.00% Senior Secured Notes due 2022	650.0	650.0
Foreign debt	23.3	19.2
Other debt	0.9	—
Unamortized debt issuance costs and discounts	(15.6)	(17.7)
Total debt	1,036.0	963.5
Less: Short-term foreign debt	23.3	19.2
Total long-term debt	$1,012.7	$944.3

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Ryerson Credit Facility”), to reduce the total facility size from $1.0 billion (the “Old Credit Facility”) to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At June 30, 2017, Ryerson had $377.4 million of outstanding borrowings, $18 million of letters of credit issued and $266 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. During March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at June 30, 2017 and December 31, 2016, respectively.

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

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, were used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95 million of the 11.25% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

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

Foreign Debt

At June 30, 2017, Ryerson China’s foreign borrowings were $23.3 million, which were owed to banks in Asia at a weighted average interest rate of 4.2% per annum and secured by inventory and property, plant and equipment. At December 31, 2016, Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $21 million and $26 million at June 30, 2017 and December 31, 2016, respectively. Letters of credit issued by our foreign subsidiaries were $6 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three and six month periods ended June 30, 2017 and 2016 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	6	7	—	—
Expected return on assets	(11)	(11)	—	—
Recognized actuarial (gain) loss	4	3	(2)	(2)
Net periodic benefit credit	$—	$—	$(2)	$(2)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	13	14	1	1
Expected return on assets	(21)	(22)	—	—
Recognized actuarial (gain) loss	7	6	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$(1)	$(4)	$(4)

Effective May 19, 2017, the Company froze the benefits accrued under a portion of its defined benefit pension plan for certain wage employees. The freeze impacted a significant number of active accruing participants, therefore, curtailment accounting was required and the pension plan was remeasured as of May 31, 2017. The remeasurement resulted in a curtailment loss of $0.1 million which was recorded within warehousing, delivery, selling, general and administrative expense within the condensed Consolidated

Statement of Comprehensive Income as of June 30, 2017.  As a result of the remeasurement the discount rate decreased from 4.14% to 3.86% and the expected long-term rate of return on pension assets increased from 6.75% to 6.95% due to improved expectations of returns on pension assets.  See our Annual Report on form 10-K for further information on these assumptions.

The Company has contributed $9 million to the pension plan fund through the six months ended June 30, 2017 and anticipates that it will have a minimum required pension contribution funding of approximately $13 million for the remaining six months of 2017

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have a receive variable, pay fixed interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  On March 3, 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest rate swap to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of June 30, 2017 was a liability of $0.2 million. The total loss recognized on the hedge for the six months ended June 30, 2017 was $0.3 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$—	Other accrued liabilities	$0.1	$—
Metal commodity contracts	Prepaid expenses and other current assets	2.4	2.0	Other accrued liabilities	1.1	0.2
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	—	Taxes and other credits	0.2	—
Total derivatives		$2.4	$2.0		$1.4	$0.2

As of June 30, 2017 and December 31, 2016, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.5 million and $2.3 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had 1,346 tons and 296 tons, respectively, of nickel swap contracts related to forecasted purchases. As of June 30, 2017 and December 31, 2016, the Company had 12,476 tons and 11,998 tons, respectively, of hot roll coil swap contracts related to forecasted purchases. The Company has aluminum swap contracts related to forecasted purchases, which had a notional amount of 10,717 tons and 8,466 tons as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company has zero gallons and 39,000 gallons, respectively, of diesel fuel swap contracts related to forecasted purchases. The Company had 80,000 tons and zero tons of iron ore contracts as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2017	2016	2017	2016
		(In millions)
Metal commodity contracts	Cost of materials sold	$0.5	$5.1	$1.8	$7.3
Diesel fuel commodity contracts	Warehousing, delivery, selling, general and administrative	—	0.1	—	0.1
Foreign exchange contracts	Other income and (expense), net	(0.1)	0.1	(0.1)	(0.1)
Total		$0.4	$5.3	$1.7	$7.3

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Balance Sheet for the three and six months ended June 30, 2017 and 2016:

Derivatives designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
hedging instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended
under ASC 815	on Derivatives	2017	2016	2017	2016
		(In millions)
Interest Rate Swaps	Interest and other expense on debt	$(0.3)	$—	$(0.4)	$—

As of June 30, 2017 the portion of the $0.2 million interest rate swap liability that would be reclassified into earnings during the next 12 months as interest expense is approximately $0.4 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2017:

	At June 30, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$0.2	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.4	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	$—	$0.1	$—
Metal commodity contracts	—	1.1	—
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	—	0.2	—
Total derivatives	$—	$1.4	$—

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2016:

	At December 31, 2016
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock – available-for-sale investment	$0.4	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.0	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$0.2	$—

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

The carrying and estimated fair values of our financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	At June 30, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$76.9	$76.9	$80.7	$80.7
Restricted cash	1.3	1.3	1.0	1.0
Receivables less provision for allowances, claims and doubtful accounts	434.2	434.2	326.0	326.0
Accounts payable	349.6	349.6	230.4	230.4
Long-term debt, including current portion	1,036.0	1,122.2	963.5	1,034.2

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

Assets Held for Sale

The Company had zero and $3.6 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of June 30, 2017 and December 31, 2016, respectively. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms (Level 2 inputs).

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

 During the second quarter of 2017 the financial condition of the investee declined, therefore, management determined that an other-than-temporary impairment occurred and thus recognized a $0.2 million impairment charge within other income and (expense), net in the second quarter of 2017. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2017 can be summarized as follows:

	At June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.2	$—	$—	$0.2

The Company’s available-for-sale securities as of December 31, 2016 can be summarized as follows:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2017.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Cash Flow Hedge - Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2017	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$—	$1.5	$(49.3)
Net income	—	—	—	—	—	15.4	—	—	—	—	0.4	15.8
Foreign currency translation	—	—	—	—	—	—	2.4	—	—	—	0.3	2.7
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	1.6	—	—	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $3.6	—	—	—	—	—	—	—	5.6	—	—	—	5.6
Unrealized loss on available-for-sale investment, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Other than temporary impairment, net of tax of $0.1	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	44	—	—	—	1.1	—	—	—	—	—	—	1.1
Changes in interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2017	37,389	$0.4	213	$(6.6)	$376.5	$(96.8)	$(46.2)	$(253.1)	$1.1	$(0.1)	$2.2	$(22.6)

The following table details changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2017:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2017	$(50.2)	$(258.7)	$1.1	$—
Other comprehensive income before reclassifications	4.0	7.8	(0.1)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.2)	0.1	0.3
Net current-period other comprehensive income	4.0	5.6	—	(0.1)
Balance at June 30, 2017	$(46.2)	$(253.1)	$1.1	$(0.1)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2017:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2017		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$0.2	$0.2	Other income and (expense), net
Tax benefit	(0.1)	(0.1)
Net of tax	$0.1	$0.1
Cash flow hedge - interest rate swap
Realized swap interest (gain) loss	$0.3	$0.4	Interest and other expense on debt
Tax benefit	(0.1)	(0.1)
Net of tax	$0.2	$0.3
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial gain	$(3.7)	$(2.1)	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.7)	(1.5)	Warehousing, delivery, selling, general and administrative
Total before tax	(4.4)	(3.6)
Tax provision	1.7	1.4
Net of tax	$(2.7)	$(2.2)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2016		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$2.8	$2.8	Other income and (expense), net
Tax benefit	(1.1)	(1.1)
Net of tax	$1.7	$1.7
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.2	$2.3	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.8)	(1.5)	Warehousing, delivery, selling, general and administrative
Total before tax	0.4	0.8
Tax benefit	(0.2)	(0.3)
Net of tax	$0.2	$0.5

NOTE 11: INCOME TAXES

For the three months ended June 30, 2017, the Company recorded an income tax benefit of $0.8 million compared to income tax expense of $4.3 million in the prior year. The $0.8 million tax benefit for the three months ended June 30, 2017 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the six months ended June 30, 2017, the Company recorded income tax expense of $6.0 million compared to $12.4 million in the prior year. The $6.0 million tax expense for the six months ended June 30, 2017 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $19.5 million and $20.0 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Potentially dilutive securities whose effect would have been antidilutive were 144,589 for both the three months and six months ended June 30, 2017.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2017	2016	2017	2016
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$0.6	$5.6	$15.4	$19.1
Denominator:
Weighted average shares outstanding	37,172,472	32,099,700	37,152,655	32,099,700
Dilutive effect of stock-based awards	120,698	136,823	136,438	53,008
Weighted average shares outstanding adjusted for dilutive securities	37,293,170	32,236,523	37,289,093	32,152,708

Earnings per share
Basic	$0.02	$0.17	$0.41	$0.60
Diluted	$0.02	$0.17	$0.41	$0.59

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry and Operating Trends

We are a leading metals service center that distributes and provides value-added processing of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques.

The metals service center industry is cyclical in terms of both demand and pricing, as such, industrial metals prices are volatile and remain difficult to predict. In the second quarter of 2017, the metals service center industry experienced increases in both demand and pricing conditions. U.S. shipment volumes as measured by the Metals Service Center Institute increased by 3.1 percent in the second quarter of 2017 compared to the second quarter of 2016.

We sell our products and services to many industries, including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable production, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing and oil & gas. Regarding Ryerson’s shipment volumes to our end markets, metal fabrication and machine shops, HVAC, construction equipment, and oil & gas sectors grew volumes compared to the second quarter of 2016, offset by modest declines in industrial machinery and equipment, consumer durables, and food processing and agricultural equipment industries.

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

Regarding second quarter of 2017 industrial metals pricing, both bellwether hot-rolled coil pricing and quarterly average London Metal Exchange nickel pricing fell by more than 10 percent in the second quarter of 2017 from March to June 2017, driven by increased U.S. imports of steel products which were up 22% through May 2017 year to date versus the same time period for 2016 according to the U.S. Commerce Department data. Lower metals commodity prices in the second quarter impacted the ability of service centers to capture the benefit of rising average selling prices, as average inventory costs rose at a faster rate, leading to margin compression.

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

  Results of Operations—Comparison of Second Quarter 2017 to Second Quarter 2016

The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended June 30, 2017	% of Net Sales	Three Months Ended June 30, 2016	% of Net Sales
	($ in millions)
Net sales	$875.4	100.0%	$739.8	100.0%
Cost of materials sold	735.0	84.0	576.8	78.0
Gross profit	140.4	16.0	163.0	22.0
Warehousing, delivery, selling, general and administrative expenses	116.7	13.3	113.1	15.3
Operating profit	23.7	2.7	49.9	6.7
Other expenses	(23.7)	(2.7)	(40.2)	(5.4)
Income before income taxes	—	—	9.7	1.3
Provision (benefit) for income taxes	(0.8)	(0.1)	4.3	0.6
Net income	0.8	0.1	5.4	0.7
Less: Net income (loss) attributable to noncontrolling interest	0.2	—	(0.2)	(0.1)
Net income attributable to Ryerson Holding Corporation	$0.6	0.1%	$5.6	0.8%
Basic and diluted earnings per share	$0.02		$0.17

The following table shows our percentage of sales revenue by major product lines for the second quarter of 2017 and 2016:

	Three Months Ended June 30,
Product Line	2017	2016
Carbon Steel Flat	28%	26%
Carbon Steel Plate	10	10
Carbon Steel Long	12	14
Stainless Steel Flat	18	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	15	16
Aluminum Plate	3	3
Aluminum Long	4	5
Other	2	2
Total	100%	100%

Net sales. Revenue for the second quarter of 2017 increased 18.3% from the same period a year ago to $875.4 million. Average selling price increased 15.4% from the price levels in the second quarter of 2016 reflecting improved economic conditions in the metals market. The average selling price per ton increased to $1,690 in the second quarter of 2017 from $1,465 in the second quarter of 2016. Average selling price increased for most of our product lines with the largest increases in our carbon flat, stainless flat and stainless plate products. Tons sold increased 2.6% in the second quarter of 2017 compared to the second quarter of 2016 with increases in shipments of stainless long, aluminum flat and stainless flat product lines partially offset by decreases in our carbon flat and carbon long products.

Cost of materials sold. Cost of materials sold increased 27.4% to $735.0 million in the second quarter of 2017 compared to $576.8 million in the second quarter of 2016. The increase in cost of materials sold in the second quarter of 2017 compared to the same period a year ago is primarily due to an increase in average cost of materials sold per ton in the second quarter of 2017 compared to the year ago period. The average cost of materials sold per ton increased to $1,419 in the second quarter of 2017 from $1,142 in the second quarter of 2016. The average cost of materials sold for our carbon flat, carbon plate and stainless flat product lines increased more than our other products, in line with the change in average selling price per ton for these products. During the second quarter of 2017, LIFO expense was $14.2 million compared to LIFO expense of $6.5 million in the second quarter of 2016. LIFO expense in the second quarter of 2016 was offset by a $13.5 million credit to adjust the lower of cost or market inventory reserve.

Gross profit. Gross profit decreased by $22.6 million to $140.4 million in the second quarter of 2017. Gross profit as a percent of sales in the second quarter of 2017 decreased to 16.0% from 22.0% in the second quarter of 2016. While our revenue per ton increased in the second quarter of 2017 as compared to the second quarter of 2016, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $3.6 million to $116.7 million in the second quarter of 2017 from $113.1 million in the second quarter of 2016. The increase was primarily due to higher employee benefit costs of $2.6 million resulting primarily from higher medical costs and pension expense, higher salaries and wages of $2.2 million, higher delivery expenses of $1.5 million and higher facility expenses, primarily operating supply costs, of $1.0 million. Partially offsetting the expense increases was a decrease of $3.3 million in annual incentive bonus plan and sales incentive accruals. On a per ton basis, second quarter of 2017 operating expenses increased to $225 per ton from $224 per ton in the second quarter of 2016.

Operating profit. For the second quarter of 2017, the Company reported an operating profit of $23.7 million, or $46 per ton, compared to an operating profit of $49.9 million, or $99 per ton, for the second quarter of 2016, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $22.8 million in the second quarter of 2017 from $21.9 million in the second quarter of 2016, primarily due to an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance of our 9.00% Senior Notes due 2017 (the “2017 Notes”), repurchased $121.9 million and thereafter redeemed the remaining outstanding $48.5 million of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in 2016 and to interest expense related to an interest rate swap entered into in 2017. Other income and (expense), net was expense of $0.9 million in the second quarter of 2017 as compared to a charge of $18.3 million in the same period a year ago. The other expense in the second quarter of 2017 was primarily related to foreign currency losses. The second quarter of 2016 included a $15.7 million loss on the early redemption of $569.9 million principal amount of our 2017 Notes and $95.0 million principal amount of our 2018 Notes, and a $0.6 million gain on the early redemption of

$1.9 million principal amount of our 2018 Notes. In addition, the Company recorded a $2.8 million charge in the second quarter of 2016 due to an other-than-temporary impairment recognized on an available-for-sale investment.

Provision for income taxes. In the second quarter of 2017, the Company recorded an income tax benefit of $0.8 million compared to an income tax expense of $4.3 million in the second quarter of 2016. The $0.8 million income tax benefit in the second quarter of 2017 and the $4.3 million income tax expense in the second quarter of 2016 primarily represent taxes at local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.02 in the second quarter of 2017 compared to basic and diluted earnings per share of $0.17 in the second quarter of 2016. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of 5 million shares of common stock in July 2016.

Results of Operations—Comparison of First Six Months 2017 to First Six Months 2016

The following table sets forth our condensed consolidated statements of income data:

	Six Months Ended June 30, 2017	% of Net Sales	Six Months Ended June 30, 2016	% of Net Sales
	($ in millions)
Net sales	$1,689.9	100.0%	$1,442.4	100.0%
Cost of materials sold	1,388.9	82.2	1,131.8	78.5
Gross profit	301.0	17.8	310.6	21.5
Warehousing, delivery, selling, general and administrative expenses	234.0	13.8	222.4	15.4
Operating profit	67.0	4.0	88.2	6.1
Other expenses	(45.2)	(2.7)	(56.9)	(3.9)
Income before income taxes	21.8	1.3	31.3	2.2
Provision for income taxes	6.0	0.4	12.4	0.9
Net income	15.8	0.9	18.9	1.3
Less: Net income (loss) attributable to noncontrolling interest	0.4	—	(0.2)	—
Net income attributable to Ryerson Holding Corporation	$15.4	0.9%	$19.1	1.3%
Basic earnings per share	$0.41		$0.60
Diluted earnings per share	$0.41		$0.59

The following table shows our percentage of sales revenue by major product lines for the first six months of 2017 and 2016:

	Six Months Ended June 30,
Product Line	2017	2016
Carbon Steel Flat	28%	26%
Carbon Steel Plate	10	10
Carbon Steel Long	12	14
Stainless Steel Flat	18	16
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	15	16
Aluminum Plate	3	3
Aluminum Long	4	5
Other	2	2
Total	100%	100%

Net sales. Revenue for the first six months of 2017 increased 17.2% from the first six months of 2016 to $1,689.9 million. Average selling price increased 13.5% from the price levels in the first six months of 2016 reflecting improved economic conditions in the metals market. The average selling price per ton increased to $1,665 in the first six months of 2017 from $1,467 in the first six months of 2016. Average selling price increased for most of our product lines with the largest increases in our carbon flat, stainless flat and stainless plate products. Tons sold increased 3.3% in the first six months of 2017 compared to the first six months of 2016 with increases in shipments of stainless long, stainless flat and aluminum flat product lines partially offset by decreases in our carbon long and carbon flat products.

Cost of materials sold. Cost of materials sold increased 22.7% in the first six months of 2017 to $1,388.9 million compared to $1,131.8 million for the same period in 2016. The increase in cost of materials sold in 2017 compared to 2016 is primarily due to an increase in average cost of materials sold per ton in the first six months of 2017 compared to the year ago period. The average cost of materials sold per ton increased to $1,368 in the first six months of 2017 from $1,151 in the first six months of 2016. The average cost of materials sold for our carbon flat, carbon plate and stainless flat product lines increased more than our other products, in line with the change in average selling price per ton. During the first six months of 2017, LIFO expense was $37.4 million compared to LIFO income of $20.1 million in the first six months of 2016. LIFO expense in the first six months of 2017 was offset by a $23.9 million credit to adjust the lower of cost or market inventory reserve compared to a $1.7 million credit in the first six months of 2016.

Gross profit. Gross profit decreased by $9.6 million to $301.0 million in the first six months of 2017.   Gross profit as a percent of sales in the first six months of 2017 decreased to 17.8% from 21.5% a year ago. While our revenue per ton increased in the first six months of 2017 as compared to the first six months of 2016, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses increased by $11.6 million to $234.0 million in the first six months of 2017 from $222.4 million in the first six months of 2016. The increase was primarily due to higher employee benefit costs of $4.1 million resulting primarily from higher net periodic benefit cost for pensions, higher medical costs and payroll taxes, higher salaries and wages of $3.8 million, higher delivery expenses of $2.8 million and higher facility expenses, primarily operating supply costs, of $1.6 million in the first six months of 2017 compared to the first six months of 2016. Partially offsetting the expense increase was a decrease of $1.2 million in reorganization expenses. On a per ton basis, the first six months of 2017 operating expenses increased to $231 per ton from $226 per ton in the first six months of 2016.

Operating profit. For the first six months of 2017, the Company reported an operating profit of $67.0 million, or $66 per ton, compared to $88.2 million, or $90 per ton, in the first six months of 2016, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $44.6 million in the first six months of 2017 from $43.9 million in the first six months of 2016, primarily due to an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance of our 2017 Notes, repurchased $121.9 million and thereafter redeemed the remaining outstanding $48.5 million of our 2018 Notes and issued $650.0 million of 2022 Notes in 2016, and to interest expense related to an interest rate swap entered into in 2017, partially offset by a reduction in the amount of our outstanding Notes and lower amortization of debt issuance costs expense. Other income and (expense), net was expense of $0.6 million in the first six months of 2017 as compared to expense of $13.0 million in the same period a year ago. The other expense in the first six months of 2017 is primarily related to foreign currency losses. The other expense in the first six months of 2016 was primarily related to a $6.9 million net loss on debt redemptions, foreign currency losses of $3.2 million and a $2.8 million charge due to an other-than-temporary impairment charge recognized on an available-for-sale investment.

Provision for income taxes. In the first six months of 2017, the Company recorded income tax expense of $6.0 million compared to $12.4 million in the first six months of 2016. The $6.0 million income tax expense in the first six months of 2017 and the $12.4 million income tax expense in the first six months of 2016 primarily represent taxes at local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $0.41 in the first six months of 2017, compared to basic earnings per share of $0.60 and diluted earnings per share of $0.59 in the first six months of 2016. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of 5 million shares of common stock in July 2016.

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

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2017	2016
	(In millions)

Net cash provided by (used in) operating activities	$(81.1)	$2.6
Net cash used in investing activities	(56.0)	(11.6)
Net cash provided by financing activities	131.9	17.8
Effect of exchange rates on cash and cash equivalents	1.4	2.5
Net increase (decrease) in cash and cash equivalents	$(3.8)	$11.3

We had cash and cash equivalents of $76.9 million at June 30, 2017, compared to $80.7 million at December 31, 2016. We had $38 million and $31 million of qualified cash pledged as collateral at June 30, 2017 and December 31, 2016, respectively. We had $1,036 million and $964 million of total debt outstanding at June 30, 2017 and December 31, 2016, respectively, and a debt-to-capitalization ratio of 102% at June 30, 2017 and 105% at December 31, 2016. We had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $326 million at June 30, 2017 versus $301 million at December 31, 2016. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2017	December 31, 2016
	(In millions)

Cash and cash equivalents	$77	$81
Less: Qualified cash pledged as collateral	(38)	(31)
Availability under Ryerson Credit Facility and foreign debt facilities	287	251
Total liquidity	$326	$301

Of the total cash and cash equivalents, as of June 30, 2017, $64.7 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash used in operating activities of $81.1 million in the first six months of 2017 was primarily due to an increase in accounts receivable of $101.4 million resulting from higher sales levels in the first six months of 2017 compared to year-end 2016, an increase in inventory of $75.8 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first six months of 2017 and pension contributions of $8.5 million. Partially offsetting the cash outflows were an increase in accounts payable of $68.7 million resulting from a higher level of material purchases at the end of the first six months of 2017 compared to year-end 2016, non-cash depreciation and amortization expense of $22.2 million and net income of $15.8 million. Net cash provided by operating activities of $2.6 million in the first six months of 2016 was primarily due to an increase in accounts payable of $64.9 million resulting from a higher level of material purchases at the end of the second quarter of 2016 compared to year-end 2015, non-cash depreciation and amortization expense of $21.6 million and net income of $18.9 million. Offsetting the cash inflows were an increase in accounts receivable of $54.7 million resulting from higher sales levels in the first six months of 2016 compared to year-end 2015 and an increase of $41.6 million in inventory.

Investing activities. During the first six months of 2017 we paid $49.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc. Capital expenditures during the first six months of 2017 totaled $10.2 million compared to $13.3 million in the first six months of 2016. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.7 million and $1.6 million during the first six months of 2017 and 2016, respectively.

Financing activities. Net cash provided by financing activities in the first six months of 2017 was $131.9 million compared to net cash provided by financing activities of $17.8 million in the first six months of 2016. Net cash provided by financing activities in the first six months of 2017 was primarily related to an increase in credit facility borrowings of $69.3 million, an increase in book overdrafts of $45.4 million and proceeds of $22.4 million from sale leaseback transactions. Net cash used in financing activities in the first six months of 2016 was related to the issuance of the 2022 Notes with a principal amount of $650.0 million, $54.6 million of credit facility borrowings and an increase in book overdrafts of $9.6 million, offset by the early redemption of $569.9 million principal amount of the 2017 Notes and $121.9 million principal amount of the 2018 Notes.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the acquisitions and net cash used in operating activities in the first six months of 2017, total debt in the Condensed Consolidated Balance Sheets in the first six months of 2017 increased to $1,036.0 million at June 30, 2017 from $963.5 million at December 31, 2016.

 Total debt outstanding as of June 30, 2017 consisted of the following amounts: $377.4 million borrowing under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $23.3 million of foreign debt, and $0.9 million of other debt, less $15.6 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Ryerson Credit Facility”), to reduce the total facility size from $1.0 billion (the “Old Credit Facility”) to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At June 30, 2017, Ryerson had $377.4 million of outstanding borrowings, $18 million of letters of credit issued and $266 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. During March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at June 30, 2017 and December 31, 2016, respectively.

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

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, were used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95 million of the 11.25% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

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

 Foreign Debt

At June 30, 2017, Ryerson China’s foreign borrowings were $23.3 million, which were owed to banks in Asia at a weighted average interest rate of 4.2% per annum and secured by inventory and property, plant and equipment. At December 31, 2016, Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $21 million and $26 million at June 30, 2017 and December 31, 2016, respectively. Letters of credit issued by our foreign subsidiaries were $6 million at June 30, 2017 and December 31, 2016, respectively.

Pension Funding

At December 31, 2016, pension liabilities exceeded plan assets by $216 million. We anticipate that we will have a total minimum required pension contribution of approximately $22 million in 2017 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2017, we have made $9 million in pension contributions, and anticipate an additional $13 million of contributions in the remaining six months of 2017. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2017.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $24 million as of June 30, 2017. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at June 30, 2017:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	650	—	—	650	—
Ryerson Credit Facility	377	—	—	377	—
Foreign Debt	23	23	—	—	—
Other Debt	1	—	1	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (2)	393	82	164	147	—
Purchase Obligations (3)	20	20	—	—	—
Operating Leases	90	23	35	22	10
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	41	16	18	7	—
Total	$1,596	$164	$218	$1,203	$11

(1)

The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).  Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.

(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swap.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

We maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, we determine that these deferred tax assets are more likely than not realizable.

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions, with a corresponding income tax benefit of approximately $1.1 million.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,122 million at June 30, 2017 and $1,034 million at December 31, 2016 as compared with the carrying value of $1,036 million and $964 million at June 30, 2017 and December 31, 2016, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2017 by approximately $1.2 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.5 million outstanding at June 30, 2017 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2017, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2017 would increase or decrease the fair value of the foreign currency contracts by $0.2 million or $0.3 million, respectively.

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

As of June 30, 2017, we had 80,000 tons of iron ore swap contracts, 12,476 tons of hot roll coil swaps contracts, and 10,717 tons of aluminum swap contracts with a net asset value of $0.3 million, $0.7 million, and $0.4 million, respectively.  As of June 30, 2017, we had 1,346 tons of nickel swap contracts with a net liability value of $0.1 million.  We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  For the six months ended June 30, 2017, we recognized a gain of $1.8 million associated with our metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2017 would increase or decrease the fair value of commodity derivative contracts by $2.1 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2017.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at June 30, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

Except for the risk factor below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The right to receive payment on the 2022 Notes and the guarantees will be subordinated to the liabilities of non-guarantor subsidiaries.

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of the 2022 Senior Secured Notes (the “2022 Notes”). While the indenture governing the 2022 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2022 Notes notwithstanding any such pledge or encumbrance in favor of the 2022 Notes.

The non-guarantor subsidiaries represented, respectively, 11.8% and 7.1% of our net sales and EBITDA for the six months ended June 30, 2017. In addition, these non-guarantor subsidiaries represented respectively, 14.7% and 9.3% of our assets and liabilities, as of June 30, 2017.

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

Date: August 3, 2017

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

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished herewith and not filed.