Form 10-Q
period 2017-09-30
Ryerson Holding Corp
filed 2017-11-07
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, there were 37,208,581 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$864.2	$735.1	$2,554.1	$2,177.5
Cost of materials sold	719.2	589.7	2,108.1	1,721.5
Gross profit	145.0	145.4	446.0	456.0
Warehousing, delivery, selling, general and administrative	119.2	109.1	353.2	331.5
Restructuring and other charges	—	2.5	—	2.5
Operating profit	25.8	33.8	92.8	122.0
Other income and (expense), net	(1.4)	(0.2)	(2.0)	(13.2)
Interest and other expense on debt	(23.2)	(23.6)	(67.8)	(67.5)
Income before income taxes	1.2	10.0	23.0	41.3
Provision (benefit) for income taxes	(0.7)	1.6	5.3	14.0
Net income	1.9	8.4	17.7	27.3
Less: Net income attributable to noncontrolling interest	0.2	0.2	0.6	—
Net income attributable to Ryerson Holding Corporation	$1.7	$8.2	$17.1	$27.3
Comprehensive income	$7.8	$6.9	$33.4	$34.7
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.1	0.9	—
Comprehensive income attributable to Ryerson Holding Corporation	$7.6	$6.8	$32.5	$34.7
Basic and diluted earnings per share	$0.05	$0.23	$0.46	$0.82

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$17.7	$27.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34.1	31.8
Stock-based compensation	1.5	1.0
Deferred income taxes	6.9	13.4
Provision for allowances, claims and doubtful accounts	0.5	2.1
Loss on retirement of debt	—	7.2
Other-than-temporary impairment charge on available-for-sale investments	0.2	2.8
Restructuring and other charges	—	2.5
Premium and fees paid related to debt modification	—	(15.6)
Non-cash (gain) loss from derivatives	1.9	(8.2)
Other items	(0.7)	(0.2)
Change in operating assets and liabilities:
Receivables	(91.5)	(54.9)
Inventories	(117.5)	(67.3)
Other assets	(4.2)	13.9
Accounts payable	66.3	38.2
Accrued liabilities	22.6	17.9
Accrued taxes payable/receivable	(2.5)	1.3
Deferred employee benefit costs	(28.6)	(36.1)
Net adjustments	(111.0)	(50.2)
Net cash used in operating activities	(93.3)	(22.9)
Investing activities:
Acquisitions, net of cash acquired	(49.2)	—
(Increase) Decrease in restricted cash	(0.3)	0.2
Capital expenditures	(15.8)	(19.7)
Proceeds from sale of property, plant and equipment	3.7	3.2
Net cash used in investing activities	(61.6)	(16.3)
Financing activities:
Net proceeds from issuance of common stock	—	71.5
Long-term debt issued	—	650.0
Repayment of debt	(0.1)	(689.0)
Net proceeds of short-term borrowings	73.4	3.2
Net increase in book overdrafts	60.3	20.1
Long-term debt issuance costs	—	(5.2)
Principal payments on capital lease obligations	(12.0)	(3.9)
Contributions from non-controlling interest	—	0.3
Proceeds from sale leaseback transactions	22.4	—
Net cash provided by financing activities	144.0	47.0
Net increase (decrease) in cash and cash equivalents	(10.9)	7.8
Effect of exchange rate changes on cash and cash equivalents	3.8	2.2
Net change in cash and cash equivalents	(7.1)	10.0
Cash and cash equivalents—beginning of period	80.7	63.2
Cash and cash equivalents—end of period	$73.6	$73.2
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$44.6	$49.2
Income taxes, net	1.5	1.4
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$34.6	$2.1

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73.6	$80.7
Restricted cash	1.3	1.0
Receivables less provision for allowances, claims and doubtful accounts of $5.6 in 2017 and $4.6 in 2016	425.4	326.0
Inventories	691.7	563.4
Prepaid expenses and other current assets	30.7	26.7
Total current assets	1,222.7	997.8
Property, plant, and equipment, at cost	727.6	668.7
Less: Accumulated depreciation	309.7	280.5
Property, plant and equipment, net	417.9	388.2
Deferred income taxes	8.6	24.4
Other intangible assets	48.5	40.8
Goodwill	115.3	103.2
Deferred charges and other assets	4.3	4.3
Total assets	$1,817.3	$1,558.7
Liabilities
Current liabilities:
Accounts payable	$362.5	$230.4
Salaries, wages and commissions	38.0	36.8
Other accrued liabilities	62.0	37.7
Short-term debt	20.2	19.2
Current portion of deferred employee benefits	8.3	8.3
Total current liabilities	491.0	332.4
Long-term debt	1,021.4	944.3
Deferred employee benefits	261.1	298.8
Other noncurrent liabilities	58.2	32.5
Total liabilities	1,831.7	1,608.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2017 and 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,421,081 and 37,345,117 shares issued at 2017 and 2016, respectively	0.4	0.4
Capital in excess of par value	376.9	375.4
Accumulated deficit	(95.1)	(112.2)
Treasury stock at cost – Common stock of 212,500 shares in 2017 and 2016	(6.6)	(6.6)
Accumulated other comprehensive loss	(292.4)	(307.8)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(16.8)	(50.8)
Noncontrolling interest	2.4	1.5
Total equity (deficit)	(14.4)	(49.3)
Total liabilities and equity	$1,817.3	$1,558.7

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

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2017	2016	2017	2016
Carbon Steel Flat	29%	29%	28%	27%
Carbon Steel Plate	10	9	10	9
Carbon Steel Long	12	13	12	14
Stainless Steel Flat	17	17	18	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	3	4	4
Aluminum Flat	16	16	15	16
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	5
Other	1	2	2	2
Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”.  The objective of the amendments is to better align an entity’s risk management activities and financial reporting for hedging relationships. Changes are made to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Certain targeted improvements are also made to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness.  The update is effective for fiscal years beginning after December 15, 2018, and the amended presentation and disclosure guidance is to be applied on a prospective basis.  Early adoption is permitted in any interim or annual period.  We adopted this guidance effective July 1, 2017.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures.  Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. The new standard permits two methods of adoption: the full retrospective method or the modified retrospective transition method. We will adopt the new standard effective January 1, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption.

We have established a project management team to analyze the impact of the new standard.  The team is evaluating our different revenue streams and reviewing representative contracts with customers to identify if there are differences that would result from the application of the new standard as compared to our current accounting policies and practices.  Under the new standard, the Company expects to recognize revenue on an over time basis for a subset of revenues associated with custom fabricated products instead of upon delivery of the fabricated product to the customer. The Company has not yet completed the process of quantifying the effects on our consolidated financial statements of the changes that may result from adoption.  The Company is implementing new business processes and internal controls in order to recognize revenue in accordance with the new standard. We believe our implementation of the new standard is progressing in a timely manner to allow for proper recognition, presentation, and disclosure upon adoption.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted. We will adopt this guidance for our fiscal year beginning

January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. Our available-for-sale investment as of September 30, 2017 has a fair value of $0.1 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases.” The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. Full retrospective application is prohibited. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. The Company is working to gather lists of all leases and is in the process of implementing a lease software to be used for lease tracking, reporting and disclosures. We are still assessing the impact of adoption on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”.  The amendment requires entities to disaggregate the service cost component from the other components of net benefit cost and limits the capitalization of net benefit cost to only the service cost component.  The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of comprehensive income.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2017.  The disclosure requirements of the amendments should be applied retrospectively and the requirements concerning capitalization of the net service costs should be applied prospectively.  We will adopt this guidance for our fiscal year beginning January 1, 2018.  Adoption of this guidance will result in a reclass within the lines of the Condensed Consolidated Statements of Comprehensive Income, with no impact on gross margins, and is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2017 and December 31, 2016 as follows:

	September 30,	December 31,
	2017	2016
	(In millions)
In process and finished products	$691.7	$563.4

If current cost had been used to value inventories, such inventories would have been $79 million and $115 million lower than reported at September 30, 2017 and December 31, 2016, respectively. Approximately 89% and 90% of inventories are accounted for under the LIFO method at September 30, 2017 and December 31, 2016, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled zero and $23.9 million at September 30, 2017 and December 31, 2016, respectively.

The Company has consignment inventory at certain customer locations, which totaled $11.2 million and $11.1 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $115.3 million and $103.2 million at September 30, 2017 and December 31, 2016, respectively. We recognized $12.1 million of goodwill during the first nine months of 2017 related to the acquisitions discussed in Note 5: Acquisitions. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2016, and it was determined that no impairment existed in 2016.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first nine months of 2017 we recognized $12.2 million in intangibles related to the acquisitions discussed in Note 5: Acquisitions. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In millions)
Ryerson Credit Facility	$385.1	$312.0
11.00% Senior Secured Notes due 2022	650.0	650.0
Foreign debt	19.5	19.2
Other debt	1.7	—
Unamortized debt issuance costs and discounts	(14.7)	(17.7)
Total debt	1,041.6	963.5
Less: Short-term foreign debt	19.5	19.2
Less: Other short-term debt	0.7	—
Total long-term debt	$1,021.4	$944.3

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

At September 30, 2017, Ryerson had $385.1 million of outstanding borrowings, $15 million of letters of credit issued and $291 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. During March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at September 30, 2017 and December 31, 2016, respectively.

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

The lenders under the Ryerson Credit Facility may reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Net proceeds of short-term borrowings that are reflected in the Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, cash, deposit accounts and related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

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

Foreign Debt

At September 30, 2017, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% per annum and secured by inventory and property, plant and equipment. At December 31, 2016, Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $26 million at September 30, 2017 and December 31, 2016.  Letters of credit issued by our foreign subsidiaries were $6 million at September 30, 2017 and December 31, 2016.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three and nine month periods ended September 30, 2017 and 2016 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Components of net periodic benefit (credit) cost
Interest cost	$6	$8	$1	$1
Expected return on assets	(10)	(12)	—	—
Recognized actuarial (gain) loss	4	3	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$(1)	$(2)	$(2)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	19	22	2	2
Expected return on assets	(31)	(34)	—	—
Recognized actuarial (gain) loss	11	9	(6)	(6)
Amortization of prior service credit	—	—	(2)	(2)
Net periodic benefit credit	$—	$(2)	$(6)	$(6)

Effective May 19, 2017, the Company froze the benefits accrued under a portion of its defined benefit pension plan for certain wage employees. The freeze impacted a significant number of active accruing participants, therefore, curtailment accounting was required and the pension plan was remeasured as of May 31, 2017. The remeasurement resulted in a curtailment loss of $0.1 million, which was recorded within warehousing, delivery, selling, general and administrative expense within the condensed Consolidated Statement of Comprehensive Income.  As a result of the remeasurement, the discount rate decreased from 4.14% to 3.86% and the expected long-term rate of return on pension assets increased from 6.75% to 6.95% due to improved expectations of returns on pension assets.  See our Annual Report on form 10-K for further information on these assumptions.

The Company has contributed $16 million to the pension plan fund through the nine months ended September 30, 2017 and anticipates that it will have a minimum required pension contribution funding of approximately $5 million for the remaining three months of 2017.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

NOTE 9: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components, and in these instances, we may enter into metal commodity futures and options contracts to reduce volatility in the price of metals. We may also enter into natural gas and diesel fuel price swaps to manage the price risk of forecasted purchases of natural gas and diesel fuel.

We have a receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest rate swap to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swap as of September 30, 2017 was zero.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$—	Other accrued liabilities	$0.1	$—
Metal commodity contracts	Prepaid expenses and other current assets	2.2	2.0	Other accrued liabilities	2.3	0.2
Total derivatives		$2.2	$2.0		$2.4	$0.2

As of September 30, 2017 and December 31, 2016, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.1 million and $2.3 million, respectively. As of September 30, 2017 and December 31, 2016, the Company had 517 tons and 296 tons, respectively, of nickel swap contracts related to forecasted purchases. As of September 30, 2017 and December 31, 2016, the Company had 8,503 tons and 11,998 tons, respectively, of hot roll coil swap contracts related to forecasted purchases. The Company has aluminum swap contracts related to forecasted purchases, which had a notional amount of 15,717 tons and 8,466 tons as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company has zero gallons and 39,000 gallons, respectively, of diesel fuel swap contracts related to forecasted purchases. The Company had 3,402 tons and zero tons of zinc contracts as of September 30, 2017 and December 31, 2016, respectively.   As of September 30, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2017	2016	2017	2016
		(In millions)
Metal commodity contracts	Cost of materials sold	$0.8	$1.7	$2.6	$9.0
Diesel fuel commodity contracts	Warehousing, delivery, selling, general and administrative	—	—	—	0.1
Foreign exchange contracts	Other income and (expense), net	—	—	(0.1)	(0.1)
Total		$0.8	$1.7	$2.5	$9.0

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2017	2016	2017	2016
		(In millions)
Interest Rate Swaps	Interest and other expense on debt	$(0.1)	$—	$(0.5)	$—

As of September 30, 2017, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $0.3 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2017:

	At September 30, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock—available-for-sale investment	$0.1	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.2	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts	$—	$0.1	$—
Metal commodity contracts	—	2.3	—
Total derivatives liabilities	$—	$2.4	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel and zinc prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel and zinc on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange, the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. The Company has various commodity derivatives to lock in diesel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price of the Platts Index for Gulf Coast Ultra Low Sulfur Diesel on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general contracts are between 3 to 12 months in length.  The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward London Interbank Offered Rates.

The carrying and estimated fair values of our financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	At September 30, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$73.6	$73.6	$80.7	$80.7
Restricted cash	1.3	1.3	1.0	1.0
Receivables less provision for allowances, claims and doubtful accounts	425.4	425.4	326.0	326.0
Accounts payable	362.5	362.5	230.4	230.4
Long-term debt, including current portion	1,041.6	1,120.7	963.5	1,034.2

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

Assets Held for Sale

The Company had zero and $3.6 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of September 30, 2017 and December 31, 2016, respectively. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms (Level 2 inputs).

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

 During the second quarter of 2017 the financial condition of the investee declined, therefore, management determined that an other-than-temporary impairment occurred and thus recognized a $0.2 million impairment charge within other income and (expense), net in the second quarter of 2017. As of September 30, 2017, the investment has been in an unrealized loss position from its adjusted cost basis for three months. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Condensed Consolidated Statement of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of September 30, 2017 can be summarized as follows:

	At September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.2	$—	$(0.1)	$0.1

The Company’s available-for-sale securities as of December 31, 2016 can be summarized as follows:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

There is no maturity date for these investments and there have been no sales during the nine months ended September 30, 2017.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2017	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$1.5	$(49.3)
Net income	—	—	—	—	—	17.1	—	—	—	0.6	17.7
Foreign currency translation	—	—	—	—	—	—	5.5	—	—	0.3	5.8
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	3.6	—	—	—	3.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $3.9	—	—	—	—	—	—	—	6.4	—	—	6.4
Unrealized loss on available-for-sale investment, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Other than temporary impairment, net of tax of $0.1	—	—	—	—	—	—	—	—	0.1	—	0.1
Stock-based compensation expense	76	—	—	—	1.5	—	—	—	—	—	1.5
Balance at September 30, 2017	37,421	$0.4	213	$(6.6)	$376.9	$(95.1)	$(41.1)	$(252.3)	$1.0	$2.4	$(14.4)

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2017	$(50.2)	$(258.7)	$1.1	$—
Other comprehensive income (loss) before reclassifications	9.1	7.8	(0.2)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.4)	0.1	0.3
Net current-period other comprehensive income (loss)	9.1	6.4	(0.1)	—
Balance at September 30, 2017	$(41.1)	$(252.3)	$1.0	$—

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2017:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2017		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$0.2	Other income and (expense), net
Tax benefit	—	(0.1)
Net of tax	$—	$0.1
Cash flow hedge - interest rate swap
Realized swap interest loss	$0.1	$0.5	Interest and other expense on debt
Tax benefit	(0.1)	(0.2)
Net of tax	$—	$0.3
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial (gain) loss	$1.9	$(0.2)	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.8)	(2.3)	Warehousing, delivery, selling, general and administrative
Total before tax	1.1	(2.5)
Tax provision (benefit)	(0.3)	1.1
Net of tax	$0.8	$(1.4)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2016		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$—	$2.8	Other income and (expense), net
Tax benefit	—	(1.1)
Net of tax	$—	$1.7
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.1	$3.4	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.7)	(2.2)	Warehousing, delivery, selling, general and administrative
Total before tax	0.4	1.2
Tax benefit	(0.1)	(0.4)
Net of tax	$0.3	$0.8

NOTE 11: INCOME TAXES

For the three months ended September 30, 2017, the Company recorded an income tax benefit of $0.7 million compared to income tax expense of $1.6 million in the prior year. The $0.7 million tax benefit for the three months ended September 30, 2017 primarily represents the reversal of previous uncertain tax provisions due to the lapse of the statute of limitations and taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

For the nine months ended September 30, 2017, the Company recorded income tax expense of $5.3 million compared to $14.0 million in the prior year. The $5.3 million tax expense for the nine months ended September 30, 2017 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $19.5 million and $20.0 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Stock-based awards with a grant price greater than the average market price of our common stock are excluded from the calculation of diluted earnings per share because the impact would have been antidilutive.  The weighted average number of shares excluded were 145,833 and 96,808 for the three and nine-month periods ended September 30, 2017, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2017	2016	2017	2016
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$1.7	$8.2	$17.1	$27.3
Denominator:
Weighted average shares outstanding	37,190,927	35,804,069	37,165,552	33,343,503
Dilutive effect of stock-based awards	103,781	161,615	125,041	92,009
Weighted average shares outstanding adjusted for dilutive securities	37,294,708	35,965,684	37,290,593	33,435,512

Earnings per share
Basic and diluted	$0.05	$0.23	$0.46	$0.82

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. At the request of our customers, we have entered into swaps in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we may pass on to our customers.

The metals service center industry is cyclical in terms of both demand and pricing, as such, industrial metals prices are volatile and remain difficult to predict. In the third quarter of 2017, we continue to see improved demand when viewed against the year ago period. According to the Metal Service Center Institute, U.S. service center volumes per day have increased by more than three percent compared to the second quarter of 2017.  In the third quarter of 2017, we experienced quarterly year-over-year growth in shipment volumes to nearly all of our end markets, most notably in commercial ground transportation, oil & gas, and construction equipment sectors.  However, we saw quarterly year-over-year shipment declines in consumer durables.

Overall, a weaker U.S. dollar and improved global pricing conditions narrowed spreads between foreign and domestic steel pricing in the third quarter of 2017. Commodity prices on balance trended higher sequentially from the second quarter through the third quarter of 2017 despite continuing volatility in industrial base metal markets. However, elevated import levels and well supplied metals markets muted service center pricing power, with our average selling prices down one percent in the third quarter of 2017 compared to the prior quarter. The muted pricing together with higher procured metal costs resulted in margin compression through the third quarter of 2017.

On January 9, 2017, we acquired The Laserflex Corporation (“Laserflex”), a privately-owned metal fabricator with locations in Columbus, Ohio and Wellford, South Carolina. Laserflex specializes in laser fabrication metal processing and welding and further enhances our existing fabrication and metals processing capabilities.

On February 15, 2017, we acquired Guy Metals, Inc. (“Guy Metals”), a privately-owned metal service center company located in Hammond, Wisconsin. Guy Metals processes stainless and nickel alloy products including its trademarked “Pit Free Dairy” and “Super4” finishes used in food, dairy, pharmaceutical, and beverage applications.  Consistent with the Laserflex acquisition, Guy Metals bolsters our value-added processing capabilities to provide additional services to our customers.

Components of Results of Operations

We generate substantially all of our revenue from sales of our metals products. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

Sales, cost of materials sold, gross profit and operating expense control are the principal factors that impact our profitability.

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

Operating expenses.  Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs, which cannot be rapidly reduced in times of declining volume, and maintaining a low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general and administrative expenses.

Results of Operations—Comparison of Three and Nine Months Ended September 30, 2017 to Three and Nine Months Ended September 30, 2016

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$864.2	100.0%	$735.1	100.0%	$2,554.1	100.0%	$2,177.5	100.0%
Cost of materials sold	719.2	83.2	589.7	80.2	2,108.1	82.5	1,721.5	79.1
Gross profit	145.0	16.8	145.4	19.8	446.0	17.5	456.0	20.9
Warehousing, delivery, selling, general and administrative expenses	119.2	13.8	109.1	14.8	353.2	13.9	331.5	15.2
Restructuring and other charges	—	—	2.5	0.4	—	—	2.5	0.1
Operating profit	25.8	3.0	33.8	4.6	92.8	3.6	122.0	5.6
Other expenses	(24.6)	(2.9)	(23.8)	(3.2)	(69.8)	(2.7)	(80.7)	(3.7)
Income before income taxes	1.2	0.1	10.0	1.4	23.0	0.9	41.3	1.9
Provision (benefit) for income taxes	(0.7)	(0.1)	1.6	0.3	5.3	0.2	14.0	0.6
Net income	1.9	0.2	8.4	1.1	17.7	0.7	27.3	1.3
Less: Net income attributable to noncontrolling interest	0.2	—	0.2	—	0.6	—	—	—
Net income attributable to Ryerson Holding Corporation	$1.7	0.2%	$8.2	1.1%	$17.1	0.7%	$27.3	1.3%
Basic and diluted earnings per share	$0.05		$0.23		$0.46		$0.82

Net sales

The following table shows our percentage of sales revenue by major product lines for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2017	2016	2017	2016
Carbon Steel Flat	29%	29%	28%	27%
Carbon Steel Plate	10	9	10	9
Carbon Steel Long	12	13	12	14
Stainless Steel Flat	17	17	18	16
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	3	4	4
Aluminum Flat	16	16	15	16
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	5
Other	1	2	2	2
Total	100%	100%	100%	100%

	September 30,		Dollar	Percentage
	2017	2016	change	change
	($ in millions)
Net sales (three-months ended)	$864.2	$735.1	$129.1	17.6%
Net sales (nine-months ended)	$2,554.1	$2,177.5	$376.6	17.3%

	September 30,		Tons	Percentage
	2017	2016	change	change
	(in thousands)
Tons sold (three-months ended)	515	480	35	7.3%
Tons sold (nine-months ended)	1,530	1,463	67	4.6%

	September 30,		Price	Percentage
	2017	2016	change	change
Average selling price per ton sold (three-months ended)	$1,678	$1,531	$147	9.6%
Average selling price per ton sold (nine-months ended)	$1,669	$1,488	$181	12.2%

Revenue for the three-month and nine-month periods ended September 30, 2017 increased from the same periods a year ago due to higher average selling prices and higher tons sold. Average selling price increased in the three-month and nine-month periods ended September 30, 2017 from the price levels in the same periods of 2016 reflecting improved economic conditions in the metals market.  Average selling price increased for all of our product lines in the three-month and nine-month periods ended September 30, 2017 with the largest increases in our carbon flat, stainless flat and stainless plate products. Tons sold increased in the three-month and nine-month periods ended September 30, 2017. The largest increases in shipments were in our stainless long, stainless plate and carbon plate product lines and our stainless long, stainless flat and aluminum flat product lines for the three and nine month periods ending September 30, 2017, respectively.

Cost of materials sold

September 30,
2017	2016
$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
($ in millions)
Cost of materials sold (three-months ended)	$719.2	83.2%	$589.7	80.2%	$129.5	22.0%
Cost of materials sold (nine-months ended)	$2,108.1	82.5%	$1,721.5	79.1%	$386.6	22.5%

September 30,	Cost	Percentage
2017	2016	change	change
Average cost of materials sold per ton sold (three-months ended)	$1,396	$1,228	$168	13.7%
Average cost of materials sold per ton sold (nine-months ended)	$1,377	$1,176	$201	17.1%

The increase in cost of materials sold in the three-month and nine-month periods ended September 30, 2017 compared to the same periods a year ago is primarily due to an increase in average cost of materials sold per ton and the increase in tons sold. The average cost of materials sold for our carbon plate, stainless flat and stainless plate product lines increased more than our other products during both the three and nine month periods of 2017, which was a faster increase than the increase in average selling price per ton for these products. During the third quarter of 2017, LIFO income was $1.7 million compared to LIFO expense of $25.1 million in the third quarter of 2016. LIFO expense in the third quarter of 2016 was offset by a $23.7 million credit to adjust the lower of cost or market inventory reserve. In the first nine months of 2017, LIFO expense was $35.7 million compared to LIFO expense of $5.0 million in the first nine months of 2016. LIFO expense in the first nine months of 2017 was offset by a $23.9 million credit to adjust the lower of cost or market inventory reserve while LIFO expense in the first nine months of 2016 was more than offset by a $25.4 million credit to adjust the lower of cost or market inventory reserve.

Gross profit

	September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$145.0	16.8%	$145.4	19.8%	$(0.4)	(0.3)%
Gross profit (nine-months ended)	$446.0	17.5%	$456.0	20.9%	$(10.0)	(2.2)%

Gross profit decreased in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 as a competitive pricing environment pressured gross profit as a percent of sales. While our revenue per ton increased in the three-month and nine-month periods ended September 30, 2017 as compared to the three-month and nine-month periods of 2016, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses

	September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general and administrative expenses (three months ended)	$119.2	13.8%	$109.1	14.8%	$10.1	9.3%
Warehousing, delivery, selling, general and administrative expenses (nine months ended)	$353.2	13.9%	$331.5	15.2%	$21.7	6.5%
Restructuring and other charges (three months ended)	$—	—	$2.5	0.4%	$(2.5)	(100.0)%
Restructuring and other charges (nine months ended)	$—	—	$2.5	0.1%	$(2.5)	(100.0)%

Total operating expenses increased in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 primarily due to improved demand and higher employment levels as well as general inflationary factors, which combined to increase salaries and wages, benefit costs and delivery expenses. The decrease in our operating expenses as a percentage of sales over these same periods is due to our higher sales levels resulting from higher metals pricing. The $2.5 million restructuring charge in 2016 was related to a facility closure.

Operating profit

	September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three-months ended)	$25.8	3.0%	$33.8	4.6%	$(8.0)	(23.7)%
Operating profit (nine-months ended)	$92.8	3.6%	$122.0	5.6%	$(29.2)	(23.9)%

Our operating profit decreased in both the three-month and nine-month periods of 2017 compared to the same periods a year ago, primarily due to the decline in gross profit as a percent of sales discussed above.

Other expenses

	September 30,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(23.2)	(2.7)%	$(23.6)	(3.2)%	$0.4	(1.7)%
Interest and other expense on debt (nine-months ended)	$(67.8)	(2.7)%	$(67.5)	(3.1)%	$(0.3)	0.4%
Other income and (expense), net (three-months ended)	$(1.4)	(0.2)%	$(0.2)	—	$(1.2)	600.0%
Other income and (expense), net (nine-months ended)	$(2.0)	—	$(13.2)	(0.6)%	$11.2	(84.8)%

Interest and other expense on debt was relatively unchanged in the first three-month and nine-month periods of 2017 compared to the same periods in 2016 as  the interest rate on a portion of our outstanding Notes increased after we redeemed the $569.9 million outstanding balance of our 9.00% Senior Notes due 2017 (the “2017 Notes”), repurchased $121.9 million and thereafter redeemed the remaining outstanding $48.5 million of our 11.25% Senior Notes due 2018 (the “2018 Notes”) and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in 2016, partially offset by a reduction in the amount of our outstanding Notes and lower amortization of debt issuance costs expense. The other expense in the first three-month and nine-month periods of 2017 was primarily related to foreign currency losses. The first nine months of 2016 included a $7.2 million net loss on debt redemptions, foreign currency losses of $3.2 million and a $2.8 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment.

Provision for income taxes. In the third quarter of 2017, the Company recorded an income tax benefit of $0.7 million compared to an income tax expense of $1.6 million in the third quarter of 2016. In the first nine months of 2017, the Company recorded income tax expense of $5.3 million compared to $14.0 million in the first nine months of 2016. The income tax benefit or expense recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.  The third quarter of 2017 also includes the reversal of previous uncertain tax provisions due to the lapse of the statute of limitations.

Earnings per share. Basic and diluted earnings per share was $0.05 in the third quarter of 2017 and $0.46 in the first nine months of 2017 compared to basic and diluted earnings per share of $0.23 in the third quarter of 2016 and $0.82 in the first nine months of 2016. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average number of shares outstanding due to the issuance of 5 million shares of common stock in July 2016.

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

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)

Net cash used in operating activities	$(93.3)	$(22.9)
Net cash used in investing activities	(61.6)	(16.3)
Net cash provided by financing activities	144.0	47.0
Effect of exchange rates on cash and cash equivalents	3.8	2.2
Net increase (decrease) in cash and cash equivalents	$(7.1)	$10.0

We had cash and cash equivalents of $73.6 million at September 30, 2017, compared to $80.7 million at December 31, 2016. We had $36 million and $31 million of qualified cash pledged as collateral at September 30, 2017 and December 31, 2016, respectively. We had $1,042 million and $964 million of total debt outstanding at September 30, 2017 and December 31, 2016, respectively, and a debt-to-capitalization ratio of 101% at September 30, 2017 and 105% at December 31, 2016. We had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $355 million at September 30, 2017 versus $301 million at December 31, 2016. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2017	December 31, 2016
	(In millions)

Cash and cash equivalents	$74	$81
Less: Qualified cash pledged as collateral	(36)	(31)
Availability under Ryerson Credit Facility and foreign debt facilities	317	251
Total liquidity	$355	$301

Of the total cash and cash equivalents, as of September 30, 2017, $63.4 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash used in operating activities of $93.3 million in the first nine months of 2017 was primarily due to an increase in inventory of $117.5 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first nine months of 2017, an increase in accounts receivable of $91.5 million resulting from higher sales levels in the third quarter of 2017 compared to year-end 2016, and pension contributions of $16.5 million. Partially offsetting the cash outflows were an increase in accounts payable of $66.3 million resulting from a higher level of material purchases at the end of the first nine months of 2017 compared to year-end 2016, non-cash depreciation and amortization expense of $34.1 million and an increase in accrued liabilities of $22.6 million. Net cash used in operating activities of $22.9 million in the first nine months of 2016 was primarily due to an increase in inventory of $67.3 million, an increase in accounts receivable of $54.9 million resulting from higher sales levels in the first nine months of 2016 compared to year-end 2015 and pension contributions of $21.0 million. Offsetting the cash outflows was an increase in accounts payable of $38.2 million due to a higher level of material purchases at the end of the third quarter of 2016 compared to year-end 2015, non-cash depreciation and amortization expense of $31.8 million, net income of $27.3 million and an increase in accrued liabilities of $17.9 million.

Investing activities. During the first nine months of 2017 we paid $49.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc. Capital expenditures during the first nine months of 2017 totaled $15.8 million compared to $19.7 million in the first nine months of 2016. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.7 million and $3.2 million during the first nine months of 2017 and 2016, respectively.

Financing activities. Net cash provided by financing activities in the first nine months of 2017 was $144.0 million compared to $47.0 million in the first nine months of 2016. Net cash provided by financing activities in the first nine months of 2017 was primarily related to an increase in credit facility borrowings of $73.4 million, an increase in book overdrafts of $60.3 million and proceeds of $22.4 million from sale leaseback transactions. Net cash used in financing activities in the first nine months of 2016 was related to the issuance of the 2022 Notes with a principal amount of $650.0 million, net proceeds of $71.5 million from the issuance of common stock and an increase in book overdrafts of $20.1 million, offset by the early redemption of $569.9 million principal amount of the 2017 Notes and $121.9 million principal amount of the 2018 Notes.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the acquisitions and net cash used in operating activities in the first nine months of 2017, total debt in the Condensed Consolidated Balance Sheets in the first nine months of 2017 increased to $1,041.6 million at September 30, 2017 from $963.5 million at December 31, 2016.

 Total debt outstanding as of September 30, 2017 consisted of the following amounts: $385.1 million borrowing under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $19.5 million of foreign debt, and $1.7 million of other debt, less $14.7 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

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

At September 30, 2017, Ryerson had $385.1 million of outstanding borrowings, $15 million of letters of credit issued and $291 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. During March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.7 percent and 2.2 percent at September 30, 2017 and December 31, 2016, respectively.

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

The lenders under the Ryerson Credit Facility may reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Net proceeds of short-term borrowings that are reflected in the Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, cash, deposit accounts and related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

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

Foreign Debt

At September 30, 2017, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% per annum and secured by inventory and property, plant and equipment. At December 31, 2016, Ryerson China’s foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $26 million at September 30, 2017 and December 31, 2016. Letters of credit issued by our foreign subsidiaries were $6 million   at September 30, 2017 and December 31, 2016.

Pension Funding

At December 31, 2016, pension liabilities exceeded plan assets by $216 million. We anticipate that we will have a total minimum required pension contribution of approximately $21 million in 2017 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2017, we have made $16 million in pension contributions, and anticipate an additional $5 million of contributions in the remaining three months of 2017. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2017.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $21 million as of September 30, 2017. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at September 30, 2017:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	650	—	—	650	—
Ryerson Credit Facility	385	—	—	385	—
Foreign Debt	20	20	—	—	—
Other Debt	1	1	—	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (2)	391	82	164	145	—
Purchase Obligations (3)	27	27	—	—	—
Operating Leases	83	21	30	19	13
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	31	10	15	6	—
Total	$1,589	$161	$209	$1,205	$14

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,121 million at September 30, 2017 and $1,034 million at December 31, 2016 as compared with the carrying value of $1,042 million and $964 million at September 30, 2017 and December 31, 2016, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2017 by approximately $1.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.1 million outstanding at September 30, 2017 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2017, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2017 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of September 30, 2017, we had 517 tons of nickel swap contracts and 8,503 tons of hot roll coil swaps contracts, with a net asset value of $0.1 million and $0.5 million, respectively.  As of September 30, 2017, we had 3,402 tons of zinc swap contracts and 15,717 tons of aluminum swap contracts with a net liability value of $0.7 million and zero, respectively.  We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  For the nine months ended September 30, 2017, we recognized a gain of $2.6 million associated with our metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2017 would decrease or increase the fair value of commodity derivative contracts by $0.8 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2017.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those other claims and actions at September 30, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The non-guarantor subsidiaries represented, respectively, 11.8% and 5.2% of our net sales and EBITDA for the nine months ended September 30, 2017. In addition, these non-guarantor subsidiaries represented respectively, 14.7% and 9.1% of our assets and liabilities, as of September 30, 2017.

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

Date: November 7, 2017