Form 10-K
period 2017-12-31
Ryerson Holding Corp
filed 2018-03-05
CIK 1481582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the New York Stock Exchange on such date was approximately $155,628,802. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 28, 2018 there were 37,208,581 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	highly cyclical fluctuations resulting from, among others, seasonality, market uncertainty and costs of goods sold;
•	remaining competitive and maintaining market share in the highly competitive and fragmented metals distribution industry;
•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation;
•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•	the failure to effectively integrate newly acquired operations;
•	the regulatory and other operational risks associated with our operations located outside of the United States (or “U.S.”);
•	the management of inventory and other costs and expenses;
•	the adequacy of our efforts to mitigate cyber security risks and threats;
•	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	prolonged disruption of our processing centers;
•	the ability to retain and attract management and key personnel;
•	the ability of management to focus on North American and foreign operations;
•	the ability to comply with the terms of our asset-based credit facility and our indenture;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	the risk of product liability claims;
•	our risk management strategies may result in losses;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;
•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;
•	the ownership of a majority of our equity securities by a single investor group.

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

We are a leading value-added processor and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We believe we are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of over 65,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than 75% of the products we sell are processed to meet customer requirements. Specifically, we provide a wide range of flat and long metals products, we offer numerous value-added processing and fabrication services such as bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders. For the year ended December 31, 2017, we purchased 2.0 million tons of materials from suppliers throughout the world. Our value proposition also includes providing a superior level of customer service and responsiveness, technical services, and inventory management solutions. Our range of products together with our breadth of services allows us to create long-term partnerships with our customers and enhances our profitability.

We track the processing, if any, performed on sold material for over 95% of our total revenues. The activities we track broadly fall into four main processing categories: (1) sheet processing (excludes fabrication activities), (2) as-is long and plate, (3) cut long and plate, and (4) fabrication.  A key metric that we track is the percentage mix of revenue that comes from our fabrication capabilities. In 2010, the mix of revenue from fabrication activities was 6.7% of our sales, while in 2017, our mix of revenue from fabrication activities rose to 9.8% of our sales largely due to the strategic investments we have made in value-added processing capital expenditures.

We operate over 90 facilities across North America and five facilities in China. Our service centers are strategically located near our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease, or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2017 and 2016 were 14.0% and 15.3%, respectively.

We serve approximately 40,000 customers across a wide range of manufacturing end markets. Our geographic network and broad range of products and services allow us to serve large, international manufacturing companies across multiple locations. We believe the diverse end markets we serve reduce the volatility of our business in the aggregate.

Industry Overview

Metals service centers serve as key intermediaries between metal producers and end users of metal products. Metal producers offer commodity products and typically sell metals in the form of standard-sized coils, sheets, plates, structurals, bars, and tubes. Producers, mostly steel and aluminum mills, prefer large order quantities, longer lead times, and limited inventory to maximize capacity utilization across their typically higher capital-intensive structure.

End users of metal products seek to purchase metals with customized specifications, including value-added processing. End-users in highly diverse industries such as machinery, construction, and transportation often look for “one-stop” suppliers that can offer processing services along with lower order volumes, shorter lead times, and more reliable delivery.

As an intermediary, metals service centers aggregate end-users’ demand, purchase metal in bulk to take advantage of economies of scale, and then process and sell metal that meets specific customer requirements.

The metals service center industry is comprised of many companies, the majority of which have limited product lines and inventories, with customers located in a specific geographic area. In general, competition is based on quality, service, price, and geographic proximity.

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

Competitive Strengths

Leading Market Position in North America.

We believe we are one of the largest service center companies for carbon and stainless steel as well as aluminum based on sales in the North American market where we have a broad geographic presence with over 90 facilities.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada, and Mexico helps us to utilize our expertise to more efficiently serve customers with complex supply chain requirements across multiple manufacturing locations. We believe this is a key differentiator for customers who need a supplier that can reliably and consistently support them. Our ability to transfer inventory among our facilities better enables us to more timely and profitably source and process specialized items at regional locations throughout our network than if we were required to maintain inventory of all products and specialized equipment at each location.

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

Broad Geographic Reach Across Attractive End Markets.

Our operations serve a diverse range of industries including commercial ground transportation manufacturing, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable equipment, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing, and oil and gas. We believe these industries will provide demand for our products and services as the North American manufacturing economy continues to grow. In addition, we expect to benefit from continued growth in international markets that will help spur demand at domestic manufacturing facilities that sell into the global market. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Although there can be no guarantee of growth, we believe a number of our strategies, such as investing in value-added processing capabilities, analytically targeting attractive customers and end markets with our supply chain optimization service model, expanding our large network of service centers both through capital expenditures and acquisitions, and pricing our products and services based on the value we deliver to our customers will provide us with growth opportunities.

Given the highly fragmented nature of the service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. Given our large scale and geographic reach, we believe we can add value to these businesses in a number of ways, including providing greater purchasing power, improving expense and working capital management, access to additional end markets, and broadening product mix.

Lean Operating Structure Providing Operating Leverage.

From significant historical changes to our footprint and decentralized operational management through tactical productivity and spending improvements, Ryerson has demonstrated the ability to effectively manage expenses.  In an improving metals service center environment characterized by increases in demand and/or pricing, we believe that most additional expenses to service higher revenue and margins would come from variable expenses while further leveraging economies of scale on our existing fixed expenses. We effectively managed our costs in 2017 with increased volume and cost inflation, as expenses as a percentage of sales declined from 15.3% in 2016 to 14.0% in 2017.

We have also focused on process improvements in inventory management. Average inventory days excluding LIFO decreased from 76 days in 2016 to 71 days in 2017.  This reduction has decreased our exposure to metals price movements as well as increased capacity in our facilities to devote to higher margin products and capabilities. These organizational and operating changes have improved our operating structure, working capital management, and efficiency.

As a result of our initiatives, we have increased our financial flexibility and believe we have a favorable cost structure compared to many of our peers. This achievement will provide significant operating leverage if revenue improves.

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,000,000 orders per year. We also provide supply chain solutions, including just-in-time delivery and value-added processing to many original equipment manufacturing customers.

For the year ended December 31, 2017, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 12% of our sales.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is effective for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength through continued focus on price and volume using an analytics-driven approach to procurement. In addition, we view our strategic suppliers as supply chain partners. Our coordinated effort focused on logistics, lead times, rolling schedules, and scrap return programs ultimately results in value-based buying that is advantageous for us. Metals producers worldwide are consolidating, and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. Our relationships with suppliers often provide us with access to metals when supply is constrained. Through our knowledge of the global metals marketplace and capabilities of specific mills we believe we have developed a global purchasing strategy that allows us to secure favorable prices across our product lines.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy over the last five years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. Our CEO, Mr. Edward Lehner, who joined the Company in August 2012 as CFO and became CEO in June 2015, has nearly 30 years of experience, predominantly in the metals industry. Mr. Erich Schnaufer, who joined the Company in 2005 and became CFO in January 2016, has over 25 years of financial and accounting experience and over 10 years with Ryerson. Under their leadership, we have increased our focus on positioning the Company for growth and enhanced profitability.

Industry Outlook

We believe that the United States economy has grown since the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was above 50% for 30 of the last 36 months, which indicates that the U.S. manufacturing economy was generally expanding over the last three years. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth. Manufacturing companies experienced a stronger demand environment in 2017 with industrial production, as measured by the U.S.

Federal Reserve, showing monthly year-over-year expansion in dollars spent from December 2016 through December 2017 after 20 straight months of decline prior to November 2016.

Additionally, the overall U.S. economy is projected to continue growing as evidenced by the Federal Reserve’s midrange forecasted real GDP growth rates of 2.5%, 2.1%, and 2.0% for 2018, 2019, and 2020, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. One of our key end markets is the industrial equipment sector, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production expanded by 1.8% in 2017 and is expected to grow by 2.6% in 2018 and 2.1% in 2019.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund, China’s GDP grew 6.5% in 2017 and is projected to grow 6.6% in 2018 and 6.3% in 2019.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels, and aluminum, and a limited line of nickel and red metals. These materials are stocked in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals, and tubing.

The following table shows our percentage of sales by major product lines for 2017, 2016, and 2015:

Product Line	2017	2016	2015
Carbon Steel Flat	28%	28%	25%
Carbon Steel Plate	10	9	11
Carbon Steel Long	12	13	16
Stainless Steel Flat	18	17	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	3
Aluminum Flat	15	16	16
Aluminum Plate	3	3	3
Aluminum Long	4	5	4
Other	2	2	2
Total	100%	100%	100%

More than 75% of the materials sold by us are processed. We use processing and fabricating techniques such as bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to specified thickness, length, width, shape, and surface quality pursuant to specific customer orders. Among the most common processing techniques used by us are slitting, which involves cutting coiled metals to specified widths along the length of the coil, and leveling, which involves flattening coiled metals and cutting them to exact lengths. We also use third-party fabricators to outsource certain processes that we are not able to perform internally (such as pickling and other coating processes or heat treating) to enhance our value-added services.

The plate burning and fabrication processes are particularly important to us. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers.

As part of securing customer orders, we also provide services to our customers to assure cost effective material application while maintaining or improving the customers’ product quality. Our services include: just-in-time inventory programs, production of configured kits containing multiple custom products for ease of assembly by the customer, consignment arrangements, and the placement of our employees at a customer’s site for inventory management and production and technical assistance. We also provide special stocking programs in which products that would not otherwise be stocked by us are held in inventory to meet certain customers’ needs. These services are designed to reduce customers’ costs by minimizing their investment in inventory and processing equipment and improving their production efficiency.

Additional financial information is presented in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference.

Customers

Our customer base is diverse, numbering approximately 40,000 and including most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2017, no single customer accounted for more than 2 percent of our sales, and the top 10 customers accounted for less than 12 percent of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The following table shows the Company’s percentage of sales by metal consuming industry for 2017, 2016, and 2015:

	Percentage of Sales
Metal Consuming Industry	2017	2016	2015
Metal fabrication and machine shops	20%	18%	18%
Industrial machinery and equipment	18	18	17
Commercial ground transportation	16	16	18
Consumer durable	11	11	10
Food processing and agricultural equipment	10	9	7
Construction equipment	9	9	8
HVAC	7	7	8
Oil & gas	5	5	7
Other	4	7	7
Total	100%	100%	100%

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

Suppliers

For the year ended December 31, 2017, our top 25 suppliers accounted for approximately 76% of our purchase dollars. We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery, and service. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, input costs, supplier consolidation, or other factors that in turn lead to supply constraints or longer mill lead times and higher procured material costs, we may not be able to fully pass our increased material costs to customers. In recent decades, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. We believe we will be able to meet our material requirements and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 680 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales, as measured in tonnage sold, in the months of July, November, and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve, and expand processing capabilities. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2017, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $53.4 million.

	Additions	Retirements or Sales	Net
	(In millions)
2017	$25.1	$24.9	$0.2
2016	23.0	5.0	18.0
2015	22.3	9.1	13.2
2014	21.6	6.3	15.3
2013	20.2	13.5	6.7

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $25 million for 2018. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2017, we employed approximately 3,300 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,800 plant employees. Twenty percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Six renewal contracts covering approximately 111 employees were successfully negotiated in 2017. Six contracts covering 95 employees are currently scheduled to expire in 2018.

Environmental, Health and Safety Matters

Our facilities and operations are subject to many foreign, federal, state, and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure, and other matters. We believe that our operations are currently in substantial compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements, or to pay for any investigations, corrective action, or claims. Claims, enforcement actions, or investigations regarding personal injury, property damage, or violation of environmental laws could result in substantial costs to us, divert our management’s attention, and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement safeguards to mitigate any environmental, health, and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, and these costs and liabilities could have a material adverse effect on the results of operations, financial condition, or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state, and local level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot accurately predict the financial impact of future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

Some of the properties currently or previously owned or leased by us are located in industrial areas or have a long history of heavy industrial use. We may incur environmental liabilities with respect to these properties in the future including costs of investigations, corrective action, claims for natural resource damages, claims by third parties relating to property damages, or claims relating to contamination at sites where we have sent waste for treatment or disposal. Based on currently available information we do not expect any investigation, remediation matters, or claims related to properties presently or formerly owned, operated, or to which we have sent waste for treatment or disposal would have a material adverse effect on our financial condition, results of operations, or cash flows.

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The EPA has now requested a Pre-Remedial Design Report (“Pre-RD”) to help determine if the ROD is appropriate or should be reduced.  The Pre-RD is due on May 9, 2019, and a revised ROD should be issued sometime thereafter. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including us. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent we may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to us. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Excluding any potential additional remediation costs resulting from any corrective action for the properties described above, we expect spending for pollution control projects to remain at historical levels below $500,000 per year.

Our United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. We operate a private trucking motor fleet for making deliveries to some of our customers. Our drivers do not carry any material quantities of hazardous materials. Our foreign operations are subject to similar regulations. Future regulations could increase maintenance, replacement, and fuel costs for our fleet. These costs could have a material adverse effect on our results of operations, financial condition, or cash flows.

Intellectual Property

We own several U.S. and foreign trademarks, service marks, and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and we vigorously defend these rights. While we consider all our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole.

Foreign Operations

Our foreign operations as a percentage of total sales for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
Foreign Location	2017	2016	2015
Canada	7%	8%	8%
China	4	5	4
Mexico	< 1	< 1	< 1

Our foreign assets as a percentage of consolidated assets at December 31, 2017, 2016, and 2015 were as follows:

	At December 31,
Foreign Location	2017	2016	2015
Canada	10%	10%	10%
China	5	5	5
Mexico	< 1	< 1	< 1

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

Ryerson China

Ryerson has been providing metals distribution services in China through equity investments since 2006 with Ryerson China becoming an indirect wholly owned subsidiary of Ryerson in 2010.  Ryerson China is based in Kunshan and operates five processing and service centers in Guangzhou, Dongguan, Kunshan, and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, operates as a metals service center. Ryerson Holding formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has service centers in Monterrey, Tijuana, Hermosillo, and Queretaro.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, D.C. 20549 (1-800-SEC-0330), or through our Investor Relations website at www.ir.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Ryerson Holding Corporation, 227 W. Monroe St., 27th Floor, Chicago, Illinois 60606.

The Company also posts its Code of Ethics on its website. See “Directors, Executive Officers, and Corporate Governance—Code of Ethics” for more information regarding our Code of Ethics.

Our website address is included in this report for information purposes only. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. You should carefully consider the risks and uncertainties described below, together with the other information in this report, including the consolidated financial statements and notes to consolidated financial statements. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

Weakness in the economy, market trends, and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

Economic and industry trends affect our business environments. We serve several industries in which the demand for our products and services is sensitive to the production activity, capital spending, and demand for products and services of our customers. Many of these customers operate in markets that are subject to highly cyclical fluctuations resulting from seasonality, market uncertainty, costs of goods sold, currency exchange rates, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

Any of these events could impair the ability of our customers to make full and timely payments or reduce the volume of products and services these customers purchase from us and could cause increased pressure on our selling prices and terms of sale.

We do not expect the cyclical nature of our industry to change and any downturn in our customers’ industries could reduce our revenues and profitability or a significant or prolonged slowdown in activity in the United States (U.S.), Canada, or any other major world economy, or a segment of any such economy, could negatively impact our sales growth and results of operations.

The metals distribution business is very competitive and increased competition could reduce our revenues and gross margins.

The metals distribution industry is highly fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. We face competition in all markets we serve. Competition is based principally on price, service, quality, production capabilities, inventory availability, and timely delivery. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we have and some of which have more established brand names in the local markets we serve. Increased competition could reduce our market share, force us to lower our prices, or to offer increased services at a higher cost, which could reduce our profitability.

Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income, and net income.

The metals industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us.

Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. We maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Declines in prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $750 million revolving credit facility (the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

Changes in inflation may adversely affect gross margins.

Inflation impacts the costs at which we can procure product and the ability to increase prices to customers over time. Prolonged periods of deflation could adversely affect the degree to which we are able to increase sales through price increases.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations.

Disruptions could occur due to factors beyond our control, including economic downturns, political unrest, port slowdowns, trade issues, including increased export or import duties or trade restrictions, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products. For our sources of lower cost products from Asia and other areas of the world, the risk for disruptions has increased due to the additional lead time required and distances involved, and the current political climate seeking trade reform. If we were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and our reputation. In addition, we have strategic relationships with a number of vendors. In the event we are unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

Changes in customer or product mix could cause the gross margin percentage to decline.

From time to time, we experience changes in customer and product mix that affect gross margin. Changes in customer and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities, and competition. If rapid growth with lower margin customers occurs, we will face pressure to maintain current gross margins, as these customers receive more discounted pricing due to their higher sales volume. There can be no assurance that we will be able to maintain historical gross margins in the future.

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

We may not be able to successfully consummate and complete the integration of future acquisitions, and if we are unable to do so, it could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues and result of operations.

We have grown through a combination of internal expansion, acquisitions, and joint ventures. We intend to continue to grow through selective acquisitions, but we may not be able to identify appropriate acquisition candidates, obtain financing on satisfactory terms, consummate acquisitions, or integrate acquired businesses effectively and profitably into our existing operations. Restrictions contained in the agreements governing our notes, the Ryerson Credit Facility, or our other existing or future debt may also inhibit our ability to make certain investments, including acquisitions, and participations in joint ventures.

Acquisitions, partnerships, joint ventures, and other business combination transactions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing value, strengths, weaknesses, liabilities, and potential profitability. There is also risk relating to our ability to achieve identified operating and financial synergies anticipated to result from the transactions. Additionally, problems could arise from the integration of acquired businesses, including unanticipated changes in the business or industry or general economic conditions that affect the assumptions underlying the acquisition. Our future success will depend on our ability to complete the integration of these future acquisitions successfully into our operations. Specifically, after any acquisition, customers may choose to diversify their supply chains to reduce reliance on a single supplier for a portion of their metals needs. We may not be able to retain all of our and an acquisition’s customers, which may adversely affect our business and sales. Integrating acquisitions, particularly large acquisitions, requires us to enhance our operational and financial systems and employ additional qualified personnel, management, and financial resources, and may adversely affect our business by diverting management away from day-to-day operations. Further, failure to successfully integrate acquisitions may adversely affect our profitability by creating significant operating inefficiencies that could increase our operating expenses as a percentage of sales and reduce our operating income. In addition, we may not realize expected cost savings from acquisitions. Any one or more of these factors could cause us to not realize the benefits anticipated or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.

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

Certain of our operations are located outside of the United States, primarily in Canada, China, and Mexico. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving any thing of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties.

We may be adversely affected by currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi.

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China. We may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar or the Chinese renminbi, which could have a material adverse effect on our results of operations. In addition, we are subject to translation risk when we consolidate our Canadian and Chinese subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar or Chinese renminbi could reduce the value of these assets as reported in our financial statements, which could, as a result, reduce our stockholders’ equity.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities, particularly with regards to the land our facilities are located on.

The Chinese government has exercised and continues to exercise substantial control over the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Moreover, the Chinese court system does not provide the same property and contract right guarantees as do courts in the United States and, accordingly, disputes may be protracted and resolution of claims may result in significant economic loss.

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

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, communicate customer information, and aggregate daily sales, margin, and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. We could be required to expend substantial resources to integrate our information systems with the systems of companies we have acquired. The integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include software programs that are integral to the efficient operation of our business. We have established security measures, controls, and procedures, including established recovery procedures for critical systems and business functions, to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls, and procedures; however, there can be no guarantee that such systems, measures, controls, and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, or give rise to monetary fines and other penalties, which could be significant.

Any significant work stoppages can harm our business.

As of December 31, 2017, we employed approximately 3,300 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,800 plant employees. Twenty percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Six renewal contracts covering approximately 111 employees were successfully negotiated in 2017. Six contracts covering 95 employees are currently scheduled to expire in 2018.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2017, our pension plan had an unfunded liability of $165 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment.

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

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2017 was $69 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction, or damage to any of the facilities or otherwise.

If we are unable to retain, attract, and motivate management and key personnel, it may adversely affect our business.

In order to compete and have continued growth, we must attract, retain, and motivate executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team such as our CEO, Edward J. Lehner, and CFO, Erich S. Schnaufer, could adversely affect our business and possibly prevent us from improving our operational, financial, and information management systems and controls. We compete to hire employees and then must train them and develop their skills and competencies. In the future, we may need to retain and hire additional qualified sales, marketing, administrative, operating, and technical personnel, and to train and manage new personnel. Our ability to implement our business plan is dependent on our ability to retain, hire and train a large number of qualified employees each year. Our results of operations could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, or increased employee benefit costs.

Our international operations and potential joint ventures may cause us to incur costs and risks that may distract management from effectively operating our North American business, and such operations or joint ventures may not be profitable.

We maintain foreign operations in Canada, China, and Mexico. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2017, our top 25 suppliers represented approximately 76% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

Global metal overcapacity and imports of metal products into the United States have adversely affected, and may again adversely affect, United States metal prices, which could impact our sales and results of operations.

Global metal production capacity currently exceeds global consumption of metal products. Such excess capacity sometimes results in metal manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices and sometimes at or below their cost of production. Excessive imports of metal into the United States, such as in recent years, have exerted and may continue to exert, downward pressure on United States steel prices which negatively affects our ability to increase our sales and results of operations.

We could incur substantial costs related to environmental, health, and safety laws.

Our operations are subject to increasingly stringent environmental, health, and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of regulated materials, and the investigation and remediation of contaminated soil, surface water, and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs, or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health, and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers, and our customers.

In October 2011, the United States Environmental Protection Agency (“EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”), which includes in-river and upland portions. On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The EPA has now requested a Pre-Remedial Design Report (“Pre-RD”) to help determine if the ROD is appropriate or should be reduced.  The Pre-RD is due on May 9, 2019, and a revised ROD should be issued sometime thereafter. The ROD has an estimated present value cost of approximately $1.05 billion in total and would take approximately 13 years to complete. The allocation of responsibility for the contamination among the potentially responsible parties, including JT Ryerson, has not yet been determined. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson, the total cost of any required investigation or remediation of the PHS Site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the United States SEC adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose, and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant cost related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

Tax changes could affect our effective tax rate, the value of our deferred tax assets, and future profitability.

Our future results could be adversely affected by changes in the effective tax rate or changes in the treatment of deferred tax assets as a result of changes in Ryerson’s overall profitability and changes in the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of the examination of previously filed tax returns, and continuing assessment of the Company’s tax exposures.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits, and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters, and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits that could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

We may face product liability claims that are costly and create adverse publicity.

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, and our reputation could suffer.

Our risk management strategies may result in losses.

From time to time, we may use fixed-price and/or fixed-volume supplier contracts to offset contracts with customers. Additionally, we may use foreign exchange contracts and interest rate swaps to hedge Canadian dollar, Euro, and floating rate debt exposures. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle our obligations, which could cause us to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of use of such instruments.

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	changes in commodity prices, especially metals;
•	announcement of our quarterly operating results or the operating results of other metals service centers;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	the operating and stock performance of other companies that investors may deem comparable;
•	press releases, earnings releases, or publicity relating to us or our competitors or relating to trends in the metals service center industry;
•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
•	sales of our common stock by large or controlling shareholders;
•	the amount of shares acquired for short-term investments;
•	general domestic or international economic, market, and political conditions; and
•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

We currently have a substantial amount of indebtedness. As of December 31, 2017, our total indebtedness was approximately $1,045.7 million and we had approximately $264 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our outstanding notes and our other indebtedness;
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•	limit our ability to use our cash flow for future working capital, capital expenditures, acquisitions, or other general corporate purposes;
•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to our less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

The Ryerson Credit Facility and the indenture governing our outstanding notes contain a number of significant restrictions and covenants that limit our ability and the ability of our restricted subsidiaries, including JT Ryerson, to:

•	incur additional debt;
•	pay dividends on our capital stock or repurchase our capital stock;
•	make certain investments or other restricted payments;
•	create liens or use assets as security in other transactions;
•	merge, consolidate, transfer, or dispose of substantially all of our assets; and
•	engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2017, total credit availability was $264 million.

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

We are highly leveraged. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Our outstanding notes, the Ryerson Credit Facility, and our other outstanding indebtedness are expected to account for significant cash interest expenses. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to sell assets, seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, or seek additional financing. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.

The right to receive payment on the 2022 Notes and the guarantees will be subordinated to the liabilities of non-guarantor subsidiaries.

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are non-guarantors of the 2022 Senior Secured Notes (the “2022 Notes”). While the indenture governing the 2022 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2022 Notes notwithstanding any such pledge or encumbrance in favor of the 2022 Notes.

The non-guarantor subsidiaries represented, respectively, 12.0% and 6.2% of our net sales and EBITDA for the fiscal year ended December 31, 2017. In addition, these non-guarantor subsidiaries represented respectively, 15.4% and 14.2% of our assets and liabilities, as of December 31, 2017.

Accordingly, in the event that any of the non-guarantor subsidiaries or joint venture entities become insolvent, liquidates, or otherwise reorganizes:

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

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2017, we had approximately $384.2 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $264 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $2.7 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.

Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally or the introduction of new rating practices and methodologies. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended, or withdrawn entirely by the rating agencies. If rating agencies lower, suspend, or withdraw the ratings, the market price or marketability of our securities may be adversely affected. In addition, any change in ratings could make it more difficult for us to raise capital on acceptable terms, impact the ability to obtain adequate financing, and result in higher interest costs for our existing credit facilities, including the Ryerson Credit Facility, or on future financings.

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

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. As a result of Platinum’s ownership of a majority of the Company’s outstanding capital stock as well its board nomination rights pursuant to the Investor Rights Agreement, Platinum may significantly influence or effectively control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, and the payment of dividends. In addition, Platinum has significant control over our decisions to enter into any other corporate transaction.

The interests of Platinum may not in all cases be aligned with the interests of the other holders of our common stock. For example, a sale of a substantial number of shares of stock in the future by Platinum could cause our stock price to decline. Further, Platinum could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the Company’s existing debt or sell revenue-generating assets, impairing our ability to make payments under such debt. Additionally, Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, Platinum may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Platinum may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our common stock.

We are exempt from certain corporate governance requirements because we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements.

Because Platinum controls more than 50% of the voting power of our common stock, we are considered to be a “controlled company” for purposes of the New York Stock Exchange (“NYSE”) listing requirements. Under the NYSE rules, a “controlled company” may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of our Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee of our Board of Directors be composed entirely of independent directors, (3) the requirement that the compensation committee of our Board of Directors be composed entirely of independent directors, and (4) the requirement for an annual performance evaluation of the nomination/corporate governance and compensation committees. Given that Platinum controls a majority of the voting power of our common stock, we are permitted, and have elected, to opt out of compliance with certain NYSE corporate governance requirements. Accordingly, holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our corporate documents and Delaware law contain provisions that could discourage, delay, or prevent a change in control of the Company.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Board of Directors will have the authority to issue preferred stock and to determine the preferences, limitations, and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

We have not and do not intend to pay regular cash dividends on our stock.

We do not anticipate declaring or paying regular cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay cash dividends are restricted under our debt agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see “Dividend Policy.” Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit, but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2017, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 79 operational facilities, including 5 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 44% of these facilities are leased. The lease terms expire at various times through 2027. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Owned
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased/Vacated
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Norcross, GA	Leased
Norcross, GA**	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Boise, ID	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Leased
Chicago, IL	Leased/Vacated
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC**	Owned
Charlotte, NC	Owned/Vacated
Charlotte, NC	Leased

Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Owned
Streetsboro, OH	Leased
Strongsville, OH	Owned
Warren, OH	Leased/Vacated
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA**	Leased
Pittsburgh, PA*	Leased/Vacated
Charleston, SC**	Owned
Greenville, SC	Owned
Welford, SC	Owned
Chattanooga, TN	Owned
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Owned
Dallas, TX	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX(2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Green Bay, WI	Leased
Green Bay, WI	Owned
Hammond, WI	Leased
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

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

Operations in China

Ryerson China, an indirect wholly owned subsidiary of Ryerson Holding, has five service and processing centers in China, at Guangzhou, Dongguan, Kunshan, and Tianjin, performing coil processing, sheet metal fabrication, and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own four buildings in China and have purchased the related land use rights. The remaining facility is leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, has four facilities in Mexico. We have service centers in Monterrey, Tijuana, Hermosillo, and Queretaro, all of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The EPA has now requested a Pre-Remedial Design Report (“Pre-RD”) to help determine if the ROD is appropriate or should be reduced.  The Pre-RD is due on May 9, 2019, and a revised ROD should be issued sometime thereafter. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange (“NYSE”) and was first traded on August 13, 2014. The following table sets forth the high and low sale prices of our common stock as reported by the NYSE.

	2017		2016
	High	Low	High	Low
First Quarter	$14.85	$9.25	$5.80	$2.53
Second Quarter	14.65	7.80	18.33	4.86
Third Quarter	11.03	7.65	19.71	10.03
Fourth Quarter	11.05	8.25	16.85	8.10

On February 28, 2018, the closing price of our common stock on the NYSE was $10.10 per share.

Holders

As of February 28, 2018, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from August 13, 2014 to December 31, 2017. As of December 31, 2017 the Peer Group consisted of Reliance Steel & Aluminum Co. and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. As of December 31, 2016 the Peer Group also included A.M. Castle & Co. which has securities listed for trading on the OTCQB Venture Market and was removed from the 2017 peer group due to its Chapter 11 Plan of Reorganization that was filed with the United States Bankruptcy court during 2017. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 41 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2017

	8/13/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Ryerson Holding	$100	124.27	96.41	61.84	88.35	50.97	45.34	53.98	169.90	109.61	129.61	122.33	96.12	105.34	100.97
S&P 500	$100	102.06	106.89	107.38	107.13	99.75	106.15	107.00	109.00	112.60	116.25	122.67	125.83	130.80	138.79
Peer Group- 2017	$100	100.17	86.25	85.65	84.68	75.80	77.56	90.40	103.25	96.53	108.05	107.82	99.88	105.07	116.99
Peer Group- 2016	$100	100.10	86.39	83.10	82.90	73.23	77.14	90.34	103.16	96.43	107.93	107.77	99.84	105.05	116.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2015, 2016, and 2017 and the summary historical balance sheet data as of December 31, 2016 and 2017 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the years ended December 31, 2013 and 2014 and the summary historical balance sheet data as of December 31, 2013, 2014, and 2015 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Holding Corporation and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton and per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales	$3,364.7	$2,859.7	$3,167.2	$3,622.2	$3,460.3
Cost of materials sold	2,782.2	2,289.1	2,599.5	3,028.4	2,843.7
Gross profit	582.5	570.6	567.7	593.8	616.6
Warehousing, delivery, selling, general, and administrative (1)	472.5	436.4	450.8	509.2	480.1
Gain on sale of assets	—	—	(1.9)	(1.8)	—
Restructuring and other charges	—	1.0	2.5	—	1.9
Impairment charges on assets	—	—	7.7	—	10.0
Operating profit	110.0	133.2	108.6	86.4	124.6
Other income and (expense), net (2)	(2.3)	(17.2)	(10.4)	(5.9)	(0.2)
Interest and other expense on debt (3)	(91.0)	(89.9)	(96.3)	(107.4)	(110.5)
Income (loss) before income taxes	16.7	26.1	1.9	(26.9)	13.9
Provision (benefit) for income taxes (4)	(1.3)	7.2	3.7	(0.7)	(112.3)
Net income (loss)	18.0	18.9	(1.8)	(26.2)	126.2
Less: Net income (loss) attributable to noncontrolling interest	0.9	0.2	(1.3)	(0.5)	(1.1)
Net income (loss) attributable to Ryerson Holding Corporation	$17.1	$18.7	$(0.5)	$(25.7)	$127.3
Earnings (loss) per share of common stock: (5)
Basic earnings (loss) per share	$0.46	$0.55	$(0.02)	$(1.01)	$5.99
Diluted earnings (loss) per share	$0.46	$0.54	$(0.02)	$(1.01)	$5.99
Weighted average shares outstanding — Basic	37.2	34.3	32.1	25.4	21.3
Weighted average shares outstanding — Diluted	37.3	34.4	32.1	25.4	21.3
Balance Sheet Data (at period end):
Cash and cash equivalents	$77.4	$80.7	$63.2	$60.0	$74.4
Restricted cash	1.1	1.0	1.2	2.0	1.8
Working capital	701.2	665.4	643.0	846.0	900.9
Property, plant, and equipment, net	422.9	388.2	400.3	428.2	444.1
Total assets	1,711.9	1,558.7	1,545.2	1,855.6	1,831.5
Long-term debt, including current maturities	1,045.7	963.5	1,023.5	1,242.1	1,269.5
Total equity (deficit)	(7.4)	(49.3)	(140.9)	(124.5)	(107.7)
Other Financial Data:
Cash flows provided by (used in) operations	$(2.1)	$24.9	$258.9	$(73.3)	$48.1
Cash flows used in investing activities	(71.7)	(20.7)	(18.0)	(34.0)	(13.5)
Cash flows provided by (used in) financing activities	66.6	12.4	(232.0)	100.5	(26.6)
Capital expenditures	25.1	23.0	22.3	21.6	20.2
Depreciation and amortization	47.1	42.5	43.7	45.6	46.6
Volume and Per Ton Data:
Tons shipped (000)	2,000	1,903	1,897	2,024	2,038
Average selling price per ton	$1,682	$1,503	$1,670	$1,790	$1,698
Gross profit per ton	291	300	299	293	302
Operating expenses per ton	236	230	242	250	241
Operating profit per ton	55	70	57	43	61

(1)   The year ended December 31, 2014 includes $32.7 million of one-time IPO-related expenses.

(2)The year ended December 31, 2017 includes an other-than-temporary impairment charge of $0.2 million related to our investment in one available for sale security. The year ended December 31, 2016 includes an other-than-temporary impairment charge of $4.7 million related to our investment in one available-for-sale security and a $8.7 million loss on the retirement of debt related to the purchases and retirement of our 9.0% Senior Notes due 2017 (the “2017 Notes”) and 11.25% Senior Notes due 2018 (the “2018 Notes”). The year ended December 31, 2015 includes an other-than-temporary impairment charge of $12.3 million in the first quarter of 2015 related to our investment in one available-for-sale security and a $0.3 million gain on the retirement of debt related to the purchases of a portion of our 2017 Notes and 2018 Notes. The year ended December 31, 2014 includes $11.2 million of expense related to the premium paid to redeem $99.5 million of 2018 Notes.  Remaining amounts in each year are related to foreign currency gains (losses).

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

We are a leading value-added processor and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We provide value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers, mill lead times, and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. At the request of our customers, we have entered into swaps in order to mitigate our customers’ risk of volatility in the price of metals and we have entered into metals hedges to mitigate our own risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we sell existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we may pass on to our customers.

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2017, we saw improved demand when viewed against the year ago period. According to the Metal Service Center Institute, U.S. service center volumes have increased by four percent compared to the year-ago period.  In 2017, we experienced year-over-year growth in shipment volumes to nearly all of our end markets, most notably in construction equipment, HVAC, and oil and gas sectors.  We saw year-over-year shipment declines only in the consumer durable equipment sector.

Overall, commodity prices trended higher in 2017. CRU hot-rolled carbon steel prices rose 7%, Midwest aluminum prices rose 20%, and stainless 304 surcharge prices rose 32% during the year. Higher commodity prices translated into higher selling prices for Ryerson, with per ton pricing increases of almost 12% during the year. However, elevated import levels of carbon, stainless, and aluminum products, which rose approximately 12% in 2017 compared to 2016, and well supplied metals markets muted our ability to capture the full-effect of commodity price and demand improvements in our average selling price and margins. The muted pricing together with higher procured metal costs resulted in margin compression in 2017.

Recent Industry Developments

On March 1, 2018, President Trump announced a 25 percent tariff on all imported steel products and 10 percent tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act. If formally enacted, we expect these actions to have a upward bias on pricing conditions for metal products in the U.S.

Acquisitions

On January 19, 2017, we acquired The Laserflex Corporation (“Laserflex”), a privately-owned metal fabricator with locations in Columbus, Ohio and Wellford, South Carolina. Laserflex specializes in laser fabrication metal processing and welding and further augments our existing fabrication and metals processing capabilities.

On February 15, 2017, we acquired Guy Metals, Inc. (“Guy Metals”), a privately-owned metal service center company located in Hammond, Wisconsin. Guy Metals processes and polishes stainless and nickel alloy products including its trademarked “Pit Free Dairy” and “Super4” finishes used in food, dairy, pharmaceutical, and beverage applications.  Consistent with the Laserflex acquisition, Guy Metals adds to our value-added processing capabilities to provide additional services to our customers.

Components of Results of Operations

We generate substantially all of our revenue from sales of our metals products. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

Sales, cost of materials sold, gross profit, and operating expense control are the principal factors that impact our profitability:

Net Sales. Our sales volume and pricing are driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which our customers operate. Sales prices are also primarily driven by market factors such as overall demand and availability of product. Our net sales include revenue from product sales, net of returns, allowances, customer discounts, and incentives.

Cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs, and direct and indirect internal processing costs. The cost of materials sold fluctuates with our sales volume and our ability to purchase metals at competitive prices. Increases in sales volume generally enable us both to improve purchasing leverage with suppliers, as we buy larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. Our sales prices to our customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on our acquiring metals at competitive prices, our ability to manage the impact of changing prices, and efficiently managing our internal and external processing costs.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility, and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general, and administrative expenses.

Results of Operations

The following table sets forth our condensed consolidated statements of income data:

	Year Ended December 31, 2017	% of Net Sales	Year Ended December 31, 2016	% of Net Sales	Year Ended December 31, 2015	% of Net Sales
Net sales	$3,364.7	100.0%	$2,859.7	100.0%	$3,167.2	100.0%
Cost of materials sold	2,782.2	82.7	2,289.1	80.0	2,599.5	82.1
Gross profit	582.5	17.3	570.6	20.0	567.7	17.9
Warehousing, delivery, selling, general, and administrative expenses	472.5	14.0	436.4	15.3	450.8	14.3
Gain on sale of assets	—	—	—	—	(1.9)	(0.1)
Restructuring and other charges	—	—	1.0	—	2.5	0.1
Impairment charges on assets	—	—	—	—	7.7	0.2
Operating profit	110.0	3.3	133.2	4.7	108.6	3.4
Other expenses	(93.3)	(2.8)	(107.1)	(3.8)	(106.7)	(3.3)
Income before income taxes	16.7	0.5	26.1	0.9	1.9	0.1
Provision (benefit) for income taxes	(1.3)	—	7.2	0.2	3.7	0.2
Net income (loss)	18.0	0.5	18.9	0.7	(1.8)	(0.1)
Less: Net income (loss) attributable to noncontrolling interest	0.9	—	0.2	—	(1.3)	(0.1)
Net income (loss) attributable to Ryerson Holding Corporation	$17.1	0.5%	$18.7	0.7%	$(0.5)	—
Basic earnings (loss) per share	$0.46		$0.55		$(0.02)
Diluted earnings (loss) per share	$0.46		$0.54		$(0.02)

The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2017	2016	2015
Product Line	(Percentage of Sales)
Carbon Steel Flat	28%	28%	25%
Carbon Steel Plate	10	9	11
Carbon Steel Long	12	13	16
Stainless Steel Flat	18	17	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	3
Aluminum Flat	15	16	16
Aluminum Plate	3	3	3
Aluminum Long	4	5	4
Other	2	2	2
Total	100%	100%	100%

Comparison of the year ended December 31, 2017 with the year ended December 31, 2016

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2017	2016	change	change
	($ in millions)
Net sales	$3,364.7	$2,859.7	$505.0	17.7%

	Year Ended December 31,		Tons	Percentage
	2017	2016	change	change
	(in thousands)
Tons sold	2,000	1,903	97	5.1%

	Year Ended December 31,		Price	Percentage
	2017	2016	change	change
Average selling price per ton sold	$1,682	$1,503	$179	11.9%

Revenue for the year ended December 31, 2017 increased from the same period a year ago due to higher average selling prices and higher tons sold. Average selling price increased in 2017 from the price levels in 2016 reflecting improved economic conditions in the metals market.  Average selling price increased for all of our product lines in the year ended December 31, 2017 with the largest increases in our carbon flat, stainless flat, and stainless plate products. Tons sold increased in 2017 with the largest increases in shipments in our stainless long, aluminum flat, and carbon plate product lines. Tons sold per ship day were 7,968 in 2017 as compared to 7,552 in 2016.

Cost of Materials Sold

	Year Ended December 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$2,782.2	82.7%	$2,289.1	80.0%	$493.1	21.5%

			Year Ended December 31,		Cost	Percentage
			2017	2016	change	change
Average cost of materials per ton sold			$1,391	$1,203	$188	15.6%

The increase in cost of materials sold in 2017 compared to 2016 was primarily due to an increase in the average cost of materials sold per ton and the increase in tons sold. The average cost of materials sold for our carbon flat, carbon plate, and stainless flat product lines increased more than our other products during 2017, which was a faster increase than the increase in average selling price per ton for these products.

During 2017, LIFO expense was $44 million related to increases in pricing for all product lines. During 2016, LIFO expense was $7 million related to increases in pricing for carbon products. In 2017, we recorded income of $24 million to adjust the lower of cost or market inventory reserve compared to income of $14 million in 2016.

Gross Profit

	Year Ended December 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$582.5	17.3%	$570.6	20.0%	$11.9	2.1%

Gross profit increased in 2017 compared to 2016, but gross profit as a percentage of sales decreased to 17.3% in 2017 compared to 20.0% in 2016 as a competitive pricing environment combined with increasing commodity prices compressed gross profit margin. While our revenue per ton increased in 2017 as compared to 2016, cost of materials sold per ton increased at a faster pace, resulting in lower gross margins.

Operating Expenses

	Year Ended December 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$472.5	14.0%	$436.4	15.3%	$36.1	8.3%
Restructuring and other charges	—	—	1.0	—	(1.0)	(100.0)

Operating expenses in 2017 were higher than in 2016 primarily due to the following reasons:

•	Higher salaries and wages of $10.3 million resulting mainly from an increase in headcount after the acquisitions of Laserflex and Guy Metals in 2017,
•

higher employee benefit costs of $8.0 million in 2017, primarily due to higher medical expenses and higher net periodic benefit cost for pensions as our expected rate of return on plan assets decreased in 2017 vs. 2016,

•	higher facility expenses of $8.0 million, primarily due to higher depreciation expense and higher operating supply costs,
•	higher delivery expenses of $7.8 million, primarily due to the increase in tons sold in 2017, and
•	higher sales expenses of $2.4 million.

These changes were partially offset by:

•	Lower incentive compensation expense of $3.2 million.

On a per ton basis, operating expenses increased to $236 per ton in 2017 from $230 per ton in 2016.

Operating Profit

	Year Ended December 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$110.0	3.3%	$133.2	4.7%	$(23.2)	(17.4)%

Our operating profit decreased in 2017 compared to 2016 primarily due to the decrease in gross margin as a percent of sales discussed above.

Other Expenses

	Year Ended December 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(91.0)	(2.7)%	$(89.9)	(3.1)%	$(1.1)	1.2%
Other income and (expense), net	(2.3)	(0.1)	(17.2)	(0.7)	14.9	(86.6)

Interest and other expense on debt increased in 2017 compared to 2016 as the interest rate on a portion of our outstanding Notes increased after we redeemed the $569.9 million outstanding balance of our 9.00% Senior Notes due 2017 (the “2017 Notes”), repurchased $121.9 million and thereafter redeemed the remaining outstanding $48.5 million of our 11.25% Senior Notes due 2018 (the “2018 Notes”), and issued $650.0 million of new 11.00% Senior Notes due 2022 (the “2022 Notes”) in 2016, partially offset by a reduction in the amount of our outstanding Notes and lower amortization of debt issuance costs expense. The other expense in 2017 was primarily related to foreign currency losses. The other expense in 2016 was primarily related to a $8.7 million net loss on debt redemptions, a $4.7 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, and foreign currency losses of $3.9 million.

Provision for Income Taxes

The $1.3 million income tax benefit in 2017 includes tax expense on earnings in the U.S. and changes in our valuation allowances, adjusted for the impact of certain one-time items associated with the U.S. Tax Cuts and Jobs Act (the “Act”) passed on December 22, 2017. These one-time adjustments included a benefit for the revaluation of our deferred tax assets of $10.6 million and the tax associated with the deemed repatriation of foreign earnings of $7.2 million under the Act. The $7.2 million income tax expense in 2016 results predominantly from tax expense on earnings in the U.S. and the inability to benefit losses in our foreign subsidiaries due to valuation allowances.

Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allows for reporting provisional amounts based on reasonable estimates for items for which accounting is incomplete.  The Company’s provision for income taxes in the current period includes $7.2 million of estimated tax expense related to the one-time deemed repatriation transition tax (“Transition Tax”).  Of the $7.2 million of estimated tax expense, $0.5 million is reflected in our deferred tax balances and $6.7 million is reflected in income taxes payable.  We have chosen to include an estimate of the Transition Tax due to the complex nature of the calculation and the short amount of time between passing of the legislation and the filing of our financial statements.

Noncontrolling Interest

In 2017, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $0.9 million. In 2016, Ryerson China’s results of operations was income partially offset by a loss at our Brazil operations through Açofran Aços e Metais Ltda (“Açofran”) in which we had a 50% direct ownership percentage, until we substantially liquidated our investment in Acofran during 2016. The portion of Ryerson China’s and Açofran’s results attributable to the noncontrolling interest in 2016 was income of $0.2 million.

Earnings Per Share

Basic earnings per share was $0.46 in 2017 and $0.55 in 2016. Diluted earnings per share was $0.46 in 2017 and $0.54 in 2016. The changes in earnings per share are due to the results of operations discussed above as well as an increase in the weighted average shares outstanding after the issuance of 5 million shares of common stock in an underwritten public offering in July 2016.

Comparison of the year ended December 31, 2016 with the year ended December 31, 2015

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2016	2015	change	change
	($ in millions)
Net sales	$2,859.7	$3,167.2	$(307.5)	(9.7)%

	Year Ended December 31,		Tons	Percentage
	2016	2015	change	change
	(in thousands)
Tons sold	1,903	1,897	6	0.3%

	Year Ended December 31,		Price	Percentage
	2016	2015	change	change
Average selling price per ton sold	$1,503	$1,670	$(167)	(10.0)%

Revenue for the year ended December 31, 2016 decreased from 2015 due to lower average selling prices. Average selling price decreased in 2016 from the price levels in 2015 reflecting weaker economic conditions in the metals market. Average selling prices per ton decreased for all of our product lines in 2016 with the largest decrease in our stainless steel plate, stainless steel flat, and stainless steel long product lines. Tons sold increased 0.3% in 2016 with increases in shipments of stainless steel plate and stainless steel flat product lines offset by decreases in shipments of our carbon steel plate and carbon steel long product lines. Tons sold per ship day were 7,552 in 2016 as compared to 7,528 in 2015.

Cost of Materials Sold

	Year Ended December 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$2,289.1	80.0%	$2,599.5	82.1%	$(310.4)	(11.9)%

			Year Ended December 31,		Cost	Percentage
			2016	2015	change	change
Average cost of materials per ton sold			$1,203	$1,371	$(168)	(12.3)%

The decrease in cost of materials sold in 2016 compared to 2015 was primarily due to a decrease in the average cost of materials sold per ton. The average cost of materials sold for our stainless steel plate, stainless steel flat, and carbon steel plate product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2016, LIFO expense was $7 million related to increases in pricing for carbon products During 2015, LIFO income was $97 million related to decreases in pricing for all product lines. As a result of falling average selling prices, LIFO income in 2015 was partially offset by a $38 million charge to record inventory at the lower of cost or market. In 2016, we recorded income of $14 million to adjust the lower of cost or market inventory reserve.

Gross Profit

	Year Ended December 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$570.6	20.0%	$567.7	17.9%	$2.9	0.5%

Gross profit as a percentage of sales increased to 20.0% in 2016 compared to 17.9% in 2015 due to, among other things, a decrease in cost of materials sold, as discussed above.

Operating Expenses

	Year Ended December 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$436.4	15.3%	$450.8	14.3%	$(14.4)	(3.2)%
Gain on sale of assets	—	—	(1.9)	(0.1)	1.9	(100.0)
Restructuring and other charges	1.0	—	2.5	0.1	(1.5)	(60.0)
Impairment charges on assets	—	—	7.7	0.2	(7.7)	(100.0)

Operating expenses in 2016 were lower than in 2015 primarily due to the following reasons:

•	Lower employee benefit costs of $11.0 million resulting mainly from a reduction in the net periodic benefit cost for pensions,
•	an impairment charge on assets of $7.7 million in 2015, primarily due to fixed asset impairments,
•	lower salaries and wages of $6.3 million due to lower employee headcount,
•	lower facility expenses, primarily taxes and repair and maintenance costs, of $6.2 million, and
•	lower administrative expenses, primarily due to lower outside technical services, of $3.0 million.

These changes were partially offset by:

•	Higher incentive compensation expense of $14.8 million.

On a per ton basis, operating expenses decreased to $230 per ton in 2016 from $242 per ton in 2015.

Operating Profit

	Year Ended December 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$133.2	4.7%	$108.6	3.4%	$24.6	22.7%

Our operating profit increased in 2016 compared to 2015 primarily due to the increase in gross margin as a percent of sales discussed above.

Other Expenses

	Year Ended December 31,
	2016		2015
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(89.9)	(3.1)%	$(96.3)	(3.0)%	$6.4	(6.6)%
Other income and (expense), net	(17.2)	(0.7)	(10.4)	(0.3)	(6.8)	65.4

Interest and other expense on debt decreased primarily due to a lower principal amount of debt outstanding in 2016, partially offset by an increase in the interest rate on a portion of our outstanding Notes after we redeemed the $569.9 million outstanding balance of our 2017 Notes, redeemed the $170.4 million outstanding balance of our 2018 Notes, and issued $650.0 million of new 2022 Notes in 2016. The year 2015 also included a $2.9 million charge to write-off a portion of the issuance costs associated with the Company’s old revolving credit facility agreement upon entering into a new revolving credit facility agreement.  The year 2016 net other expense is primarily related to a $8.7 million net loss on debt redemptions, a $4.7 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, and foreign currency losses of $3.9 million. The year 2015 net other expense primarily related to a $12.3 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment, partially offset by foreign currency gains of $1.5 million.

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

Noncontrolling Interest

In 2016, Ryerson China’s results of operations was income partially offset by a loss at our Brazil operations through Açofran  in which we had a 50% direct ownership percentage, until we substantially liquidated our investment in Acofran during 2016. The portion of Ryerson China and Açofran’s results attributable to the noncontrolling interest in 2016 was income of $0.2 million.  In

2015, Ryerson China’s and Açofran’s results of operations was a loss. The portion of the income attributable to the noncontrolling interest in Ryerson China and Açofran was a loss of $1.3 million for 2015.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the $750 million revolving credit facility (the “Ryerson Credit Facility”) that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in) operating activities	$(2.1)	$24.9	$258.9
Net cash used in investing activities	(71.7)	(20.7)	(18.0)
Net cash provided by (used in) financing activities	66.6	12.4	(232.0)
Effect of exchange rates on cash	3.9	0.9	(5.7)
Net increase (decrease) in cash and cash equivalents	$(3.3)	$17.5	$3.2

The Company had cash and cash equivalents at December 31, 2017 of $77.4 million, compared to $80.7 million at December 31, 2016, and $63.2 million at December 31, 2015. The Company had $1,046 million, $964 million, and $1,024 million of total debt outstanding, a debt-to-capitalization ratio of 101%, 105%, and 116%, and $264 million, $225 million, and $185 million available under the revolving credit facility at December 31, 2017, 2016, and 2015, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities, availability under the Ryerson Credit Facility and foreign debt facilities) of $338 million, $301 million, and $273 million at December 31, 2017, 2016, and 2015, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$77	$81	$63
Less: Qualified cash pledged as collateral	(28)	(31)	—
Marketable securities	—	—	2
Availability under Ryerson Credit Facility and foreign debt facilities	289	251	208
Total liquidity	$338	$301	$273

Of the total cash and cash equivalents as of December 31, 2017, $68 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although the Company has historically satisfied needs for more capital in the U.S. through debt or equity issuances, it could elect to repatriate funds held in foreign jurisdictions which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash used in operating activities was $2.1 million in 2017 compared to net cash provided by operations of $24.9 million and $258.9 during 2016 and 2015, respectively. Net income (loss) was income of $18.0 million and $18.9 million in 2017 and 2016, respectively, and a loss of $1.8 million in 2015. Cash used in operating activities of $2.1 million during the year ended December 31, 2017 was primarily due to an increase in accounts receivable of $44.0 million resulting from higher sales levels at year-end 2017 compared to year-end 2016, an increase in inventory of $42.9 million reflecting higher material costs in 2017, pension contributions of $21.7 million, an increase in deferred income taxes of $9.2 million, and the payment of $7.9 million of retiree medical costs, partially offset by an increase in accounts payable of $58.3 million reflecting a higher cost of materials purchased at year-end 2017 compared to year-end 2016, non-cash depreciation and amortization expense of $47.1 million, and net income of $18.0 million. Cash provided by operating activities of $24.9 million during the year ended December 31, 2016 was primarily due to non-cash depreciation and amortization expense of $42.5 million, an increase in accounts payable of $20.5 million, and net income of $18.9 million, partially offset by an increase in accounts receivable of $22.5 million, pension contributions of $22.1 million, and premium and fees related to debt modification of $15.7 million. Cash provided by operating activities of $258.9 million during the year ended December 31, 2015 was primarily due to a decrease in inventory of $178.1 million as we reduced inventory as metal prices weakened during the year. In addition, accounts receivable declined $88.0 million reflecting lower average selling prices and tons sold in 2015, non-cash depreciation and amortization expense was $43.7 million, and we recorded a non-cash charge of $12.3 million due to an other-than-temporary impairment charge recognized on an available-for-sale investment. Partially offsetting the cash inflows were pension contributions of $42.5 million and lower accrued liabilities of $20.0 million primarily due to a lower accrual for incentive compensation in 2015.

Net cash used in investing activities was $71.7 million, $20.7 million, and $18.0 million in 2017, 2016, and 2015, respectively. Capital expenditures for the years ended December 31, 2017, 2016, and 2015, were $25.1 million, $23.0 million, and $22.3 million, respectively. During 2017 the Company paid $49.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc. During 2015, the Company paid $7.7 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Southern Tool Steel, Inc. In 2017, 2016, and 2015, the Company paid an additional $1.1 million annually in deferred consideration owed to the sellers of Fay Industries, Inc. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $3.8 million, $3.2 million, and $10.4 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Net cash provided by financing activities was $66.6 million for the year ended December 31, 2017.  In 2017, net cash provided by financing activities was primarily related to net proceeds of $74.3 million from credit facility borrowings and proceeds of $24.9 million from sale leaseback transactions, partially offset by a $18.0 million net decrease in book overdrafts and $14.4 million of principle payments under capital lease obligations. Net cash provided by financing activities was $12.4 million for the year ended December 31, 2016. In 2016, net cash provided by financing activities was primarily related to the issuance of the 2022 Notes with a principle amount of $650.0 million, net proceeds of $71.5 million from the issuance of common stock, and net proceeds of $37.0 million from credit facility borrowings, partially offset by the redemption of the $569.9 million outstanding balance of the 2017 Notes and $170.4 million of the 2018 Notes. Net cash used in financing activities was $232.0 million for the year ended December 31, 2015. In 2015, net cash used in financing activities was primarily related to the purchases of $30.1 million principal amount of the 2017 Notes repurchased for $29.4 million and the purchases of $30.1 million principal amount of the 2018 Notes repurchased for $30.5 million, and $164.4 million of repayments of credit facility borrowings with cash provided by operations discussed above.

Total Debt

Total debt at December 31, 2017 increased $82.2 million to $1,045.7 million from $963.5 million at December 31, 2016 as a result of acquisitions and capital expenditures during the year, funded by the Ryerson Credit Facility.

Total debt outstanding as of December 31, 2017 consisted of the following amounts: $384.2 million borrowing under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $21.3 million of foreign debt, and $3.9 million of other debt, less 13.7 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $264 million and $225 million at December 31, 2017 and December 31, 2016, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to the Ryerson Credit Facility to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021.

At December 31, 2017, Ryerson had $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued, and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $660 million to the Company’s subsidiaries in the United States and an allocation of $90 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%), or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. During March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.8 percent and 2.2 percent at December 31, 2017 and 2016, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts, and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets, and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments, and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility could reject a borrowing request if any event, circumstance, or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers, or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

The 2022 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, cash, deposit accounts and related general intangibles, certain other assets, and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2022 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations, create liens, or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, were used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9.00% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of JT Ryerson’s 11.25% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes, and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $16.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal, and other services related to the modified debt, as well as redemption fees paid to the creditors, and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal, and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

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

Foreign Debt

At December 31, 2017, Ryerson China’s total foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant, and equipment. At December 31, 2016, Ryerson China’s total foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant, and equipment.

Availability under the Ryerson China’s credit facility was $25 million and $26 million at December 31, 2017 and December 31, 2016, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $6 million at December 31, 2017 and 2016, respectively.

Pension Funding

The Company made contributions of $21.7 million in 2017, $22.1 million in 2016, and $42.5 million in 2015 to improve the Company’s pension plans funded status. At December 31, 2017, as reflected in Note 10 to the Consolidated Financial Statements, pension liabilities exceeded plan assets by $165 million. The Company anticipates that it will have a minimum required pension contribution of approximately $28 million in 2018 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2018.

Income Tax Payments

The Company made income tax payments of $1.7 million, $1.8 million, and $3.2 million in 2017, 2016, and 2015, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of December 31, 2017. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Contractual Obligations(1)(2)	(In millions)
2022 Notes	$650	$—	$—	$650	$—
Ryerson Credit Facility	384	—	—	384	—
Foreign Debt	21	21	—	—	—
Other Debt	4	1	3	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt, and Ryerson Credit Facility(3)	355	83	165	107	—
Purchase Obligations(4)	32	32	—	—	—
Operating Leases	90	21	33	21	15
Pension Withdrawal Liability	1	—	—	—	1
Capital Leases	37	12	19	6	—
Transition Tax Liability	7	—	1	1	5
Total	$1,581	$170	$221	$1,169	$21

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
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

Capital Expenditures

Capital expenditures during 2017, 2016, and 2015 totaled $25.1 million, $23.0 million, and $22.3 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $25 million in 2018. The spending includes maintenance expenditures and improvements to maintain, upgrade, and add to the Company’s North American processing capabilities.

Restructuring

2017

In 2017, the Company recorded an $0.8 million charge in warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations to increase the reserve for tenancy-related costs for a facility closed in 2013. The Company paid $0.4 million in costs related to this facility closure and also reclassified an existing $0.1 million liability for future lease payments to the restructuring reserve. In addition, the Company paid $0.1 million in costs related to a facility closed in 2016. The remaining $1.7 million of tenancy-related costs are expected to be paid through 2025.

During 2017, the Company recorded a $0.2 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations. This action fully utilized the remaining reserve for employee-related costs.

2016

In 2016, the Company recorded a charge of $1.0 million related to a facility closure, which consists of tenancy-related costs, primarily future lease payments. The Company paid $0.2 million in costs related to this facility closure and also reclassified an existing $0.2 million liability for future lease payments at this facility to the restructuring reserve. The Company also paid $0.3 million in costs related to a facility closed in 2013 and recorded an addition of $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations.

During 2016, the Company paid $0.7 million in employee-related costs related to restructuring actions taken in the fourth quarter of 2015. The Company also recorded a $0.3 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations.

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

Deferred Tax Amounts

At December 31, 2017, the Company had a net deferred tax asset of $18 million comprised primarily of a deferred tax asset of $46 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $15 million, $30 million of Alternative Minimum Tax (“AMT”) credit carryforwards, and deferred tax assets of $78 million related to federal, local, and foreign tax loss carryforwards, offset by a valuation allowance of $24 million and deferred tax liabilities of $53 million related to fixed assets and $92 million related to inventory.

The Company’s deferred tax assets include $53 million related to U.S. federal net operating loss (“NOL”) carryforwards, $19 million related to state NOL carryforwards, and $6 million related to foreign NOL carryforwards, available at December 31, 2017.

The U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Under ASC Topic 740, “Income Taxes” the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  As a result of the Act, we have recorded a benefit for the revaluation of our deferred tax assets of $10.6 million during the fourth quarter of 2017 within the provision (benefit) for income taxes line of the Consolidated Statement of Operations.

In accordance with ASC 740 the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. As of December 31, 2016, the Company had a valuation allowance of $20.0 million. As of December 31, 2017, the Company had a valuation allowance of $24.4 million, an increase of $4.4 million from the prior year mainly related to changes in foreign deferred tax assets and U.S. foreign tax credits.

As described in Note 1 to the Consolidated Financial Statements, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income, and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of the Company’s ability to earn future profits. Combined with the Company’s projections of future income providing additional subjective evidence of the Company’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

Critical Accounting Estimates

Preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 8 within Note 1: “Summary of Accounting and Financial Policies”. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, we believe our estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

We consider the policies discussed below as critical to an understanding of our financial statements, as application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation of matters that are uncertain.

Provision for allowances, claims, and doubtful accounts: We perform ongoing credit evaluations of customers and set credit limits based upon review of the customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Provisions for allowances and claims are based upon historical rates, expected trends, and estimates of potential returns, allowances, customer discounts, and incentives. We consider all available information when assessing the adequacy of the provision for allowances, claims, and doubtful accounts.

Inventory valuation: Our inventories are stated at the lower of cost or market. The valuation of our inventories at the lower of cost or market could be subject to certain estimates; however the measurement is primarily based on historical purchasing and sales information rather than forecasted metals pricing. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs, and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Income Taxes: Our income tax expense, deferred tax assets and liabilities, and reserve for uncertain tax positions reflect our best estimate of taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The determination of the consolidated income tax expense requires judgment and estimation by management. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.

We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels, and industry cyclicality. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, we may be required to record additional valuation allowances against our deferred tax assets related to those jurisdictions.

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

Goodwill: We assess the recoverability of the carrying value of recorded goodwill annually in the fourth quarter of each year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. Factors that may be considered indicators of impairment include: deterioration in general economic conditions; declines in the market conditions of our products, including metals prices; a sustained significant decline in our share price and market capitalization; reduced future cash flow estimates; and slower growth rates in our industry, among others. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the goodwill impairment test. We compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units is estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. An income approach based on discounted future cash flows requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. A market approach estimates fair value using market multiples of various financial measures of comparable public companies. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets.

Based on the impairment test performed as of October 1, 2015, the reporting unit’s fair value exceeded its carrying value by more than 25%. Based on a qualitative assessment performed as of October 1, 2017, the Company concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, we did not perform the quantitative goodwill impairment test during 2017. The discount rate for the reporting unit was estimated to be 14.5% at October 1, 2017. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates, or discount rates could result in impairment charges in future periods.

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

Pension and postretirement benefit plan assumptions: We sponsor various benefit plans covering a portion of our employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs, and the rate of future compensation increases. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on the yield of long term high quality corporate bonds, the duration of the liability, and appropriate judgment.

When calculating pension expense for 2017, we assumed the pension plans’ assets would generate a long-term rate of return of between 6.75% and 6.95% for the U.S. plan, and between 5.25% and 5.50% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the U.S. pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2017 pension expense by approximately $3 million.

Future pension obligations for the U.S. plans were discounted using a rate of 3.64% at December 31, 2017. Future pension obligations for the Canadian plans were discounted using weighted average rates between 3.31% and 3.32% at December 31, 2017. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2017 by approximately $45 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase (decrease) in assumed health care trend rates would increase (decrease) our total service and interest cost for the year ended December 31, 2017 by $0.1 million and $(0.1) million, respectively. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $3 million.

The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Note 11 in the Consolidated Financial Statements. We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Note 1 in the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,125.9 million at December 31, 2017 and $1,034.2 million at December 31, 2016 as compared with the carrying value of $1,045.7 million and $963.5 million at December 31, 2017 and 2016, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2017 by approximately $2.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $5.1 million outstanding at December 31, 2017 and a net asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2017, the Company recognized zero gains or losses associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2017 would increase or decrease the fair value of the foreign currency contracts by $0.6 million.

The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the statement of operations until there is a liquidation or sale of those foreign subsidiaries.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption, and foreign currency rates. Declining metal prices could reduce our revenues, gross profit, and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals.

As of December 31, 2017, we had 453 tons of nickel swap contracts and 5,252 tons of hot roll coil swap contracts, with a net asset value $0.9 million and $0.3 million, respectively. As of December 31, 2017, we had 3,402 tons of zinc swap contracts and 15,102 tons of aluminum swap contracts, with a net liability value of $1.3 million and $1.0 million, respectively. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2017, the Company recognized a gain of $3.1 million associated with its metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2017 would decrease or increase the fair value of the commodity derivative contracts by $0.4 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of Ryerson Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of Ryerson Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ryerson Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois

March 5, 2018

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$3,364.7	$2,859.7	$3,167.2
Cost of materials sold	2,782.2	2,289.1	2,599.5
Gross profit	582.5	570.6	567.7
Warehousing, delivery, selling, general, and administrative	472.5	436.4	450.8
Gain on sale of assets	—	—	(1.9)
Restructuring and other charges	—	1.0	2.5
Impairment charges on assets	—	—	7.7
Operating profit	110.0	133.2	108.6
Other expense:
Other income and (expense), net	(2.3)	(17.2)	(10.4)
Interest and other expense on debt	(91.0)	(89.9)	(96.3)
Income before income taxes	16.7	26.1	1.9
Provision (benefit) for income taxes	(1.3)	7.2	3.7
Net income (loss)	18.0	18.9	(1.8)
Less: Net income (loss) attributable to noncontrolling interest	0.9	0.2	(1.3)
Net income (loss) attributable to Ryerson Holding Corporation	$17.1	$18.7	$(0.5)
Basic earnings (loss) per share	$0.46	$0.55	$(0.02)
Diluted earnings (loss) per share	$0.46	$0.54	$(0.02)

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$18.0	$18.9	$(1.8)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5.6	1.1	(12.9)
Gain (loss) on intra-entity foreign currency transactions	3.2	1.3	(8.6)
Unrealized loss on available-for-sale investment	(0.3)	(1.8)	(8.9)
Other-than-temporary impairment on available-for-sale investment	0.2	4.7	12.3
Liquidation of investment in foreign entity	—	1.3	—
Gain on cash flow hedges	1.0	—	—
Changes in defined benefit pension and other post-retirement benefit plans	18.0	(10.6)	7.8
Other comprehensive income (loss), before tax	27.7	(4.0)	(10.3)
Income tax provision (benefit) related to items of other comprehensive income (loss)	6.0	(3.3)	5.8
Comprehensive income (loss), after tax	39.7	18.2	(17.9)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.1	0.3	(1.8)
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$38.6	$17.9	$(16.1)

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$18.0	$18.9	$(1.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47.1	42.5	43.7
Stock-based compensation	2.2	1.4	0.7
Deferred income taxes	(9.2)	4.7	3.2
Provision for allowances, claims, and doubtful accounts	1.5	3.1	2.3
Restructuring and other charges	—	1.0	2.5
Gain on sale of assets	—	—	(1.9)
Impairment charges on assets	—	—	7.7
Other-than-temporary impairment charge on available-for-sale investments	0.2	4.7	12.3
(Gain) loss on retirement of debt	—	8.7	(0.3)
Premium and fees paid related to debt modification	—	(15.7)	—
Non-cash (gain) loss from derivatives	3.0	(5.4)	2.3
Liquidation of investment in foreign entity	—	1.2	—
Other items	(0.7)	0.3	(0.2)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(44.0)	(22.5)	88.0
Inventories	(42.9)	(6.5)	178.1
Other assets	(8.1)	12.7	6.8
Accounts payable	58.3	20.5	(12.4)
Accrued liabilities	4.6	(5.2)	(20.2)
Accrued taxes payable/receivable	6.3	1.2	(1.7)
Deferred employee benefit costs	(38.4)	(40.7)	(50.2)
Net adjustments	(20.1)	6.0	260.7
Net cash provided by (used in) operating activities	(2.1)	24.9	258.9
Investing activities:
Acquisitions, net of cash acquired	(50.3)	(1.1)	(8.8)
(Increase) decrease in restricted cash	(0.1)	0.2	0.8
Capital expenditures	(25.1)	(23.0)	(22.3)
Proceeds from sale of property, plant, and equipment	3.8	3.2	10.4
Proceeds from insurance settlement	—	—	0.6
Other investing activities	—	—	1.3
Net cash used in investing activities	(71.7)	(20.7)	(18.0)
Financing activities:
Net proceeds from issuance of common stock	—	71.5	—
Long-term debt issued	—	650.0	—
Repayment of debt	(0.2)	(738.8)	(59.9)
Net proceeds/(repayments) of short-term borrowings	74.3	37.0	(164.4)
Credit facility issuance costs	—	(1.3)	(4.0)
Net increase (decrease) in book overdrafts	(18.0)	3.6	(3.5)
Long-term debt issuance costs	—	(5.2)	—
Principal payments on capital lease obligations	(14.4)	(4.8)	(1.9)
Proceeds from sale leaseback transactions	24.9	—	1.7
Contributions from non-controlling interest	—	0.4	—
Net cash provided by (used in) financing activities	66.6	12.4	(232.0)
Net increase (decrease) in cash and cash equivalents	(7.2)	16.6	8.9
Effect of exchange rate changes on cash and cash equivalents	3.9	0.9	(5.7)
Net change in cash and cash equivalents	(3.3)	17.5	3.2
Cash and cash equivalents—beginning of period	80.7	63.2	60.0
Cash and cash equivalents—end of period	$77.4	$80.7	$63.2
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$84.9	$89.2	$86.7
Income taxes, net	1.7	1.8	3.2
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$42.8	$5.3	$11.5
Asset additions under financing arrangements	3.0	—	—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$77.4	$80.7
Restricted cash (Note 3)	1.1	1.0
Receivables less provision for allowances, claims, and doubtful accounts of $4.9 in 2017 and $4.6 in 2016	376.3	326.0
Inventories (Note 4)	616.5	563.4
Prepaid expenses and other current assets	32.6	26.7
Total current assets	1,103.9	997.8
Property, plant, and equipment, net of accumulated depreciation (Note 5)	422.9	388.2
Deferred income taxes (Note 17)	17.9	24.4
Other intangible assets (Note 6)	46.9	40.8
Goodwill (Note 7)	115.3	103.2
Deferred charges and other assets	5.0	4.3
Total assets	$1,711.9	$1,558.7
Liabilities
Current liabilities:
Accounts payable	$275.0	$230.4
Accrued liabilities:
Salaries, wages, and commissions	40.3	36.8
Interest on debt	10.0	9.8
Other accrued liabilities	48.4	27.9
Short-term debt (Note 9)	21.3	19.2
Current portion of deferred employee benefits	7.7	8.3
Total current liabilities	402.7	332.4
Long-term debt (Note 9)	1,024.4	944.3
Deferred employee benefits (Note 10)	243.5	298.8
Other noncurrent liabilities	48.7	32.5
Total liabilities	1,719.3	1,608.0
Commitments and contingencies (Note 11)
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2017 and 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,421,081 shares issued at 2017; 100,000,000 shares authorized and 37,345,117 issued at 2016	0.4	0.4
Capital in excess of par value	377.6	375.4
Accumulated deficit	(95.1)	(112.2)
Treasury stock at cost – Common stock of 212,500 shares in 2017 and 2016	(6.6)	(6.6)
Accumulated other comprehensive loss	(286.3)	(307.8)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(10.0)	(50.8)
Noncontrolling interest	2.6	1.5
Total equity (deficit)	(7.4)	(49.3)
Total liabilities and equity	$1,711.9	$1,558.7

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For- Sale Investments	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2015	32,250	$0.3	213	$(6.6)	$302.0	$(130.4)	$(32.8)	$(255.8)	$(2.8)	$—	$1.6	$(124.5)	$1.0
Net income (loss)	—	—	—	—	—	(0.5)	—	—	—	—	(0.7)	(1.2)	(0.6)
Foreign currency translation	—	—	—	—	—	—	(12.4)	—	—	—	(0.2)	(12.6)	(0.3)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(8.6)	—	—	—	—	(8.6)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.5	—	—	—	—	—	—	—	3.3	—	—	—	3.3	—
Unrealized loss on available-for-sale investment, net of tax of $3.4	—	—	—	—	—	—	—	—	(5.5)	—	—	(5.5)	—
Other-than-temporary impairment, net of tax of $4.7	—	—	—	—	—	—	—	—	7.6	—	—	7.6	—
Stock-based compensation expense	62	—	—	—	0.6	—	—	—	—	—	—	0.6	—
Balance at December 31, 2015	32,312	$0.3	213	$(6.6)	$302.6	$(130.9)	$(53.8)	$(252.5)	$(0.7)	$—	$0.7	$(140.9)	$0.1
Net income (loss)	—	—	—	—	—	18.7	—	—	—	—	0.8	19.5	(0.6)
Foreign currency translation	—	—	—	—	—	—	1.1	—	—	—	—	1.1	—
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	1.3	—	—	—	—	1.3	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.4	—	—	—	—	—	—	—	(6.2)	—	—	—	(6.2)	—
Unrealized loss on available-for-sale investment, net of tax of $0.7	—	—	—	—	—	—	—	—	(1.1)	—	—	(1.1)	—
Other-than-temporary impairment, net of tax of $1.8	—	—	—	—	—	—	—	—	2.9	—	—	2.9	—
Stock-based compensation expense	33	—	—	—	1.4	—	—	—	—	—	—	1.4	—
Issuance of common stock	5,000	0.1	—	—	71.4	—	—	—	—	—	—	71.5	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	0.4
Liquidation of investment in foreign entity	—	—	—	—	—	—	1.2	—	—	—	—	1.2	0.1
Balance at December 31, 2016	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$—	$1.5	$(49.3)	$—
Net income (loss)	—	—	—	—	—	17.1	—	—	—	—	0.9	18.0	—
Foreign currency translation	—	—	—	—	—	—	5.4	—	—	—	0.2	5.6	—
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	3.2	—	—	—	—	3.2	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $5.6	—	—	—	—	—	—	—	12.4	—	—	—	12.4	—
Unrealized loss on available-for-sale investment, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)	—
Other-than-temporary impairment, net of tax of $0.1	—	—	—	—	—	—	—	—	0.1	—	—	0.1	—
Stock-based compensation expense	76	—	—	—	2.2	—	—	—	—	—	—	2.2	—
Cash flow hedge - interest rate swap, net of tax of $0.4	—	—	—	—	—	—	—	—	—	0.6	—	0.6	—
Balance at December 31, 2017	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 57% of our issued and outstanding common stock. We are a leading value-added processor and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

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

Reclassifications. Certain amounts in the 2016 and 2015 financial statements, as previously reported, have been revised to conform to the 2017 presentation. These changes did not have a material impact on the presentation of the consolidated financial statements.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Other income and (expense), net” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2017, 2016, and 2015 totaled $0.1 million, $0.2 million, and $0.2 million, respectively.

Revenue Recognition. Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition.” Revenue is recognized upon delivery of product to customers. Revenue is recorded net of returns, allowances, customer discounts and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Provision for allowances, claims, and doubtful accounts. We perform ongoing credit evaluations of customers and set credit limits based upon review of the customers’ current credit information and payment history. The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. Provisions for allowances and claims are based upon historical rates, expected trends, and estimates of potential returns, allowances, customer discounts, and incentives. The Company considers all available information when assessing the adequacy of the provision for allowances, claims, and doubtful accounts.

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general, and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $84.8 million, $76.4 million, and $77.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Benefits for Retired Employees. The Company recognizes the funded status of its defined benefit pension and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. The estimated cost of the Company’s defined benefit pension plan and its postretirement medical benefits are determined annually after considering information provided by consulting actuaries. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns, and other factors. The cost of these benefits for retirees is accrued during their term of employment. Pensions are funded primarily in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and the Pension Protection Act of 2006 into a trust established for the Ryerson Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $51.2 million and $69.2 million to accounts payable at December 31, 2017 and 2016, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market value. We primarily use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the moving average cost and the specific cost methods for valuing our foreign inventories.

Property, Plant, and Equipment. Property, plant, and equipment, including land use rights and capital lease assets, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	10-15 years
Furniture and fixtures	10 years
Transportation equipment	3-6 years
Land use rights	50 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit where the goodwill resides to its carrying value. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units is estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

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

Income Taxes. Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies, and (4) the ability to carry back tax losses to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income, and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding volume, pricing, costs, and industry cyclicality.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company records the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Earnings Per Share Data. Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period, unless inclusion of the potential common shares would have an antidilutive effect. Basic earnings (loss) per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while diluted earnings (loss) per share, assuming dilution, includes such dilutive effects.

Foreign Currency. The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $2.8 million and $4.0 million of exchange losses and $3.3 million of exchange gains for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards–Adopted

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”.  The objective of the amendment is to better align an entity’s risk management activities and financial reporting for hedging relationships. Changes are made to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Certain targeted improvements are also made to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness.  The update is effective for fiscal years beginning after December 15, 2018, and the amended presentation and disclosure guidance is to be applied on a prospective basis.  Early adoption is permitted in any interim or annual period.  We adopted this guidance effective July 1, 2017.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards–Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which created ASC 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures.  Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. The new standard permits two methods of adoption: the full retrospective method or the modified retrospective transition method. We will adopt the new standard effective January 1, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption.

We have established a project management team to analyze the impact of the new standard.  The team has evaluated our different revenue streams and reviewed representative contracts with customers to identify if there are differences that would result from the application of the new standard as compared to our current accounting policies and practices.  Under the new standard, the Company will recognize revenue on an over time basis for a subset of revenues associated with custom fabricated products instead of upon delivery of the fabricated product to the customer. The Company is finalizing the quantification of the effects on our consolidated financial statements. We will record the cumulative adjustment to the opening balance of retained earnings as of the date of adoption. We anticipate that the net transition adjustment recorded to retained earnings will be between $1 million and $4 million. The Company has also implemented new business processes and internal controls in order to recognize revenue in accordance with the new standard.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. Our available-for-sale investment as of December 31, 2017 has a fair value of $0.1 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases.” The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. The Company is working to gather lists of all leases and is in the process of implementing a lease software to be used for lease tracking, reporting, and disclosures. We are still assessing the impact of adoption on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”.  The amendment requires entities to disaggregate the service cost component from the other components of net benefit cost and limits the capitalization of net benefit cost to only the service cost component.  The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of comprehensive income.   The amendments are effective for interim and annual reporting periods beginning after December 15, 2017.  The disclosure requirements of the amendments should be applied retrospectively and the requirements concerning capitalization of the net service costs should be applied prospectively.  We will adopt this guidance for our fiscal year beginning January 1, 2018.  Adoption of this guidance will result in a reclass between warehousing, delivery, selling, general, and administrative expense, and other income and (expense), net lines within of the Consolidated Statements of Operations, with no impact on gross margins.

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

The Laserflex Corporation

On January 19, 2017, Ryerson Holding acquired The Laserflex Corporation (“Laserflex”), a privately-owned metal fabricator specializing in laser fabrication metal processing and welding with locations in Columbus, Ohio and Wellford, South Carolina. The acquisition is not material to our consolidated financial statements.

Guy Metals, Inc.

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

Note 3: Restricted Cash

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $1.1 million and $1.0 million as of December 31, 2017 and 2016, respectively.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2017 and 2016 as follows:

	At December 31,
	2017	2016
	(In millions)
In process and finished products	$616.5	$563.4

If current cost had been used to value inventories, such inventories would have been $71 million and $115 million lower than reported at December 31, 2017 and 2016, respectively. Approximately 89% and 90% of inventories are accounted for under the LIFO method at December 31, 2017 and 2016, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Inventories are stated at the lower of cost or market value. We record amounts required, if any, to reduce the carrying value of inventory to its lower of cost or market as a charge to cost of materials sold. The lower of cost or market reserve totaled zero and $23.9 million at December 31, 2017 and 2016, respectively.

The Company has consignment inventory at certain customer locations, which totaled $8.9 million and $11.1 million at December 31, 2017 and 2016, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2017 and 2016:

	At December 31,
	2017	2016
	(In millions)
Land and land improvements	$92.6	$89.1
Buildings and leasehold improvements	198.8	191.2
Machinery, equipment, and other	377.9	361.2
Capital and financing leases	65.5	23.5
Construction in progress	7.9	3.7
Total	742.7	668.7
Less: Accumulated depreciation	(319.8)	(280.5)
Net property, plant, and equipment	$422.9	$388.2

The Company recorded impairment charges related to fixed assets of $0.1 million, $0.4 million, and $7.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The impairment charges recorded in 2017 and 2016 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell, in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” Of the $7.5 million of impairment charges recorded in 2015, $4.6 million related to certain assets that we determined did not have a recoverable carrying value based on projected undiscounted cash flows and $2.9 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell. The Company recognized gains on the sale of assets classified as held for sale of $0.5 million, zero, and $1.9 million for the years ended December 31, 2017, 2016, and 2015 respectively. The Company had zero and $3.6 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balances Sheets as of December 31, 2017 and 2016, respectively.

Note 6: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2017 and 2016:

		At December 31, 2017			At December 31, 2016
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.1	$56.9	$(29.7)	$27.2	$51.4	$(25.4)	$26.0
Developed technology / product know-how	7.9	4.6	(2.2)	2.4	1.9	(1.9)	—
Non-compete agreements	5.6	0.9	(0.4)	0.5	0.5	(0.3)	0.2
Trademarks	16.2	25.4	(8.6)	16.8	21.8	(7.3)	14.5
Licenses	7.0	0.5	(0.5)	—	0.5	(0.4)	0.1
Total definite-lived intangible assets		$88.3	$(41.4)	$46.9	$76.1	$(35.3)	$40.8

Amortization expense related to intangible assets for the years ended December 31, 2017, 2016, and 2015 was $6.1 million, $5.4 million, and $6.3 million, respectively. Included within the $6.3 million of amortization expense in 2015 is $0.2 million of impairment charges the Company recorded in accordance with FASB ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” as the carrying amount of certain intangible assets was not recoverable and the carrying amount exceeded fair value.

Estimated amortization expense related to intangible assets at December 31, 2017, for each of the years in the five year period ending December 31, 2022 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2018	$6.0
For the year ended December 31, 2019	5.8
For the year ended December 31, 2020	5.5
For the year ended December 31, 2021	4.6
For the year ended December 31, 2022	4.5
For the years ended thereafter	20.5

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2016	$111.5	$(8.3)	$103.2
Acquisitions	—	—	$—
Balance at December 31, 2016	$111.5	$(8.3)	$103.2
Acquisitions	12.1	—	12.1
Balance at December 31, 2017	$123.6	$(8.3)	$115.3

In 2017, the Company recognized $12.1 million of goodwill within the US reporting unit related to both the Laserflex acquisition, which will be deductible for income tax purposes, and the Guy Metals acquisition, which is not deductible for income tax purposes.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2017.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2017, 2016, and 2015:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2015	$—	$0.7	$0.7
Restructuring charges	2.2	0.3	2.5
Cash payments	(0.8)	(0.4)	(1.2)
Adjustments for pension and other post-retirement termination non-cash charges	(0.2)	—	(0.2)
Changes due to foreign currency translations	—	(0.1)	(0.1)
Balance at Year Ended December 31, 2015	$1.2	$0.5	$1.7
Restructuring charges	—	1.0	1.0
Cash payments	(0.7)	(0.5)	(1.2)
Reclassification	—	0.2	0.2
(Reduction)/addition to reserve	(0.3)	0.1	(0.2)
Balance at December 31, 2016	$0.2	$1.3	$1.5
Restructuring charges	—	0.8	0.8
Cash payments	—	(0.5)	(0.5)
Reclassification	—	0.1	0.1
Reduction to reserve	(0.2)	—	(0.2)
Balance at December 31, 2017	$—	$1.7	$1.7

2017

In 2017, the Company recorded an $0.8 million charge in warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations to increase the reserve for tenancy-related costs for a facility closed in 2013. The Company paid $0.4 million in costs related to this facility closure and also reclassified an existing $0.1 million liability for future lease payments to the restructuring reserve. In addition, the Company paid $0.1 million in costs related to a facility closed in 2016. The remaining $1.7 million of tenancy-related costs are expected to be paid through 2025.

During 2017, the Company recorded a $0.2 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations. This action fully utilized the remaining reserve for employee-related costs.

2016

In 2016, the Company recorded a charge of $1.0 million related to a facility closure, which consists of tenancy-related costs, primarily future lease payments. The Company paid $0.2 million in costs related to this facility closure and reclassified an existing $0.2 million liability for future lease payments at this facility to the restructuring reserve. The Company also paid $0.3 million in costs related to a facility closed in 2013 and recorded an addition of $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations.

During 2016, the Company paid $0.7 million in employee-related costs related to restructuring actions taken in the fourth quarter of 2015. The Company also recorded a $0.3 million reduction to the reserve for employee-related costs and credited warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations.

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

Note 9: Debt

Long-term debt consisted of the following at December 31, 2017 and 2016:

	At December 31,
	2017	2016
	(In millions)
Ryerson Credit Facility	$384.2	$312.0
11 % Senior Secured Notes due 2022	650.0	650.0
Foreign debt	21.3	19.2
Other debt	3.9	—
Unamortized debt issuance costs and discounts	(13.7)	(17.7)
Total debt	1,045.7	963.5
Less:
Short-term foreign debt	21.3	19.2
Total long-term debt	$1,024.4	$944.3

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2018	$21.3
For the year ended December 31, 2019	3.4
For the year ended December 31, 2020	0.1
For the year ended December 31, 2021	384.3
For the year ended December 31, 2022	650.2
For the years ended thereafter	0.1

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

At December 31, 2017, Ryerson had $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available under the Ryerson Credit Facility compared to $312.0 million of outstanding borrowings, $16 million of letters of credit issued, and $225 million available at December 31, 2016. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, a Canadian guarantor) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, a Canadian guarantor). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.
The Ryerson Credit Facility has an allocation of $660 million to the Company’s subsidiaries in the United States and an allocation of $90 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%), or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson

Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.8 percent and 2.2 percent at December 31, 2017 and 2016, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts, and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets, and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments, and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility could reject a borrowing request if any event, circumstance, or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers, or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations, or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of December 31, 2017. Restricted net assets as of December 31, 2017 were $247.2 million.

The net proceeds from the issuance of the 2022 Notes, along with borrowings under the Ryerson Credit Facility, were used to (i) repurchase and/or redeem in full the $569.9 million balance of JT Ryerson’s 9.00% Senior Secured Notes due 2017 (the “2017 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) repurchase $95.0 million of JT Ryerson’s 11.25% Senior Secured Notes due 2018 (the “2018 Notes”), and (iii) pay related fees, expenses and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2022 Notes, redemption of the 2017 Notes, and partial repurchase of the 2018 Notes. The evaluation of the accounting under ASC 470-50 was performed on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For the lenders where it was determined that the terms of the debt were not substantially different, modification accounting was applied. For the remaining lenders, extinguishment accounting was applied. In connection with this debt modification and extinguishment, the Company recorded a $16.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during 2016, primarily attributed to the costs incurred with third parties for arrangement fees, legal, and other services related to the modified debt, as well as redemption fees paid to the creditors, and unamortized debt issuance costs written off related to the extinguished debt. Additionally, the costs incurred with third parties for arrangement fees, legal, and other services related to the extinguished debt and redemption fees paid to the creditors related to the modified debt were capitalized and are being amortized over the life of the modified debt using the effective interest method.

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

Foreign Debt

At December 31, 2017, Ryerson China’s total foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant, and equipment. At December 31, 2016, Ryerson China’s total foreign borrowings were $19.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.4% per annum and secured by inventory and property, plant, and equipment.

Availability under the Ryerson China’s credit facility was $25 million and $26 million at December 31, 2017 and 2016, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $6 million at December 31, 2017 and 2016, respectively.

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

Prior to January 1, 1998, the Company’s non-contributory defined benefit pension plan covered certain employees, retirees, and their beneficiaries. Benefits provided to participants of the plan were based on pay and years of service for salaried employees and years of service and a fixed rate or a rate determined by job grade for all wage employees, including employees under collective bargaining agreements.

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2017, 2016, and 2015, expense recognized for its defined contribution plans was $7.2 million, $6.9 million, and $5.9 million, respectively.

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

Effective May 19, 2017, the Company froze the benefits accrued under a portion of its defined benefit pension plan for certain wage employees. The freeze impacted a significant number of active accruing participants, therefore, curtailment accounting was required, and the pension plan was remeasured as of May 31, 2017. The remeasurement resulted in a curtailment loss of $0.1 million, which was recorded within warehousing, delivery, selling, general, and administrative expense within the Consolidated Statements of Operations.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $17.3 million and $17.0 million at December 31, 2017 and 2016, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had an additional measurement date of May 31, 2017 for our U.S. defined pension benefit due to the plan freeze discussed above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period. The method we have chosen for amortizing actuarial gains and losses is to recognize amounts in excess of a 10% corridor (10% of the greater of the projected benefit obligation or plan assets) and are amortized over the average expected remaining lifetime of the participants in the pension plan and over the average expected remaining service period for the other postretirement benefits.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	June 1 to December 31, 2017	January 1 to May 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Discount rate for calculating obligations	3.64%	3.86%	4.14%	4.41%
Discount rate for calculating service cost	4.20	4.51	4.80	4.05
Discount rate for calculating interest cost	3.18	3.44	3.55	4.05
Expected rate of return on plan assets	6.95	6.75	7.10	7.40
Rate of compensation increase – benefit obligations	2.90	2.70	2.70	2.80
Rate of compensation increase – net periodic benefit cost	2.70	2.70	2.80	2.80

The expected rate of return on U.S. plan assets is 6.70% for 2018.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31,
	2017	2016	2015
Discount rate for calculating obligations	3.57%	3.99%	4.21%
Discount rate for calculating service cost	4.25	4.59	3.80
Discount rate for calculating interest cost	3.19	3.19	3.80
Rate of compensation increase – benefit obligations	3.00	2.50	2.80
Rate of compensation increase – net periodic benefit cost	2.50	2.80	2.80

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	3.31%	3.32%	3.64%	3.71%	3.70%	3.87%
Discount rate for calculating net periodic benefit cost	3.64	3.71	3.70	3.87	3.80	3.80
Expected rate of return on plan assets	5.50	5.25	5.75	5.50	6.00	5.75
Rate of compensation increase	3.00	3.00	3.25	3.25	3.25	3.25

The expected rate of return on Canadian plan assets for 2018 is 5.25% for the Ryerson Salaried Plan (approximately 79% of total Canadian plan assets) and 4.50% for the Ryerson Bargaining Unit Plan (approximately 21% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2017	2016	2015
Discount rate for calculating obligations	3.31%	3.54%	3.64%
Discount rate for calculating net periodic benefit cost	3.61	3.64	3.80
Rate of compensation increase	3.00	3.25	3.25

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$803	$846	$74	$82
Service cost	1	1	—	—
Interest cost	26	29	3	3
Actuarial (gain) loss	41	9	(1)	(4)
Effect of changes in exchange rates	3	1	1	1
Lump sums paid	(23)	(28)	—	—
Benefits paid (net of participant contributions and Medicare subsidy)	(54)	(55)	(8)	(8)
Benefit obligation at end of year	$797	$803	$69	$74
Accumulated benefit obligation at end of year	$795	$801	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$587	$608	$—	$—
Actual return on plan assets	97	39	—	—
Employer contributions	22	22	8	8
Effect of changes in exchange rates	3	1	—	—
Lump sums paid	(23)	(28)	—	—
Benefits paid (net of participant contributions)	(54)	(55)	(8)	(8)
Plan assets at fair value at end of year	$632	$587	$—	$—
Reconciliation of Amount Recognized
Funded status	$(165)	$(216)	$(69)	$(74)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(7)	$(7)
Non-current liabilities	(165)	(216)	(62)	(67)
Net benefit liability at the end of the year	$(165)	$(216)	$(69)	$(74)

Canadian benefit obligations represented $46 million of the Company’s total Pension Benefits obligations at December 31, 2017 and $44 million at December 31, 2016. Canadian plan assets represented $44 million of the Company’s total plan assets at fair value at December 31, 2017 and $39 million at December 31, 2016. In addition, Canadian benefit obligations represented $12 million of the Company’s total Other Benefits obligation at December 31, 2017 and $11 million at December 31, 2016.

The pension benefit obligation increased by $47 million due to a decrease in the year over year discount rate, decreased $5 million during the year ended December 31, 2017 due to updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2017, and decreased an additional $4 million due to the demographic assumption studies concluded in 2017. The pension benefit obligation decreased $11 million during the year ended December 31, 2016 due to updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2016 and increased by $26 million due to a decrease in the year over year discount rate.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$372	$400	$(57)	$(64)
Prior service cost (credit)	—	1	(9)	(12)
Net loss (gain)	$372	$401	$(66)	$(76)

Net actuarial losses of $15.3 million and prior service costs of $0.1 million for pension benefits and net actuarial gains of $7.3 million and prior service credits of $3.1 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017 and 2016 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$(15)	$15	$(1)	$(4)
Amortization of net actuarial loss (gain)	(14)	(13)	8	8
Amortization of prior service cost (credit)	—	—	3	3
Net loss (gain)	$(29)	$2	$10	$7

For benefit obligation measurement purposes for U.S. plans at December 31, 2017, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.0 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2017, the rate for participants over 65 was 7.0 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2016, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.75 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2016, the rate for participants over 65 was 10 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans at December 31, 2017, the annual rate of increase in the per capita cost of covered health care benefits was 7.3 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain. For benefit obligation measurement purposes for Canadian plans at December 31, 2016, the annual rate of increase in the per capita cost of covered health care benefits was 7.5 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$2	$—	$—	$—
Interest cost	26	29	37	3	3	4
Expected return on assets	(42)	(45)	(48)	—	—	—
Recognized actuarial loss (gain)	15	13	14	(8)	(8)	(8)
Amortization of prior service credit	—	—	—	(3)	(3)	(2)
Curtailment loss	—	—	1	—	—	—
Net periodic benefit cost (credit)	$—	$(2)	$6	$(8)	$(8)	$(6)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capital cost of covered health care benefits for participants under 65 was 6.75 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. The rate for participants over 65 was 10.0 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 7.48 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.9	(2.8)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 4.50% to 6.70% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2017 and 2016, by asset category are as follows:

	Trust Assets at December 31,
	2017	2016
Equity securities	57%	62%
Debt securities	26	21
Real Estate	5	4
Other	12	13
Total	100%	100%

The Board of Directors of JT Ryerson has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash, fixed income, domestic equities, international equities, real estate, private equities, and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations.

The approved target ranges and allocations as of the December 31, 2017 measurement date were as follows:

	Range	Target
Equity securities	23-66%	59%
Debt securities	20-64	28
Real estate	1-7	6
Other	6-14	7
Total		100%

The fair value of our pension plan assets at December 31, 2017 by asset category are as follows. See Note 15 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$15	$15	$—	$—
Equity securities:
US large cap	89	—	89	—
US small/mid cap	28	—	28	—
Canadian large cap	5	—	5	—
Canadian small cap	1	—	1	—
International companies	146	—	146	—
Global companies	95	—	95	—
Fixed income securities:
Investment grade debt	161	—	161	—
Other types of investments:
Commodity funds	3	—	3	—
Multi-strategy funds	2	—	2	—
Investments valued at net asset value	53	—	—	—
Real estate	34	—	34	—
Total	$632	$15	$564	$—

The fair value of our pension plan assets at December 31, 2016 by asset category are as follows:

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$15	$15	$—	$—
Equity securities:
US large cap	101	—	101	—
US small/mid cap	33	—	33	—
Canadian large cap	5	—	5	—
Canadian small cap	1	—	1	—
International companies	134	—	134	—
Global companies	90	—	90	—
Fixed income securities:
Investment grade debt	122	—	122	—
Other types of investments:
Commodity funds	3	—	3	—
Multi-strategy funds	2	—	2	—
Investments valued at net asset value	58	—	—	—
Real estate	23	—	23	—
Total	$587	$15	$514	$—

The pension assets classified as Level 2 investments in both 2017 and 2016 are part of common collective trust investments.

Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Corporate and government bonds which are not listed or admitted to trading on any securities exchanges are valued at the average mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers. The non-publicly traded securities, other securities, or instruments for which reliable market quotations are not available are valued at each investment manager’s discretion. Valuations will depend on facts and circumstances known as of the valuation date and application of certain valuation methods.

Contributions

The Company contributed $21.7 million, $22.1 million, and $42.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $28 million in 2018.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2018	$53	$7
2019	53	6
2020	53	6
2021	53	5
2022	52	5
2023-2027	249	21

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 48 employees at 4 locations. Total contributions to the plans were $0.4 million for each of the years ended December 31, 2017, 2016, and 2015. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2017 and 2016 was $0.5 million. The Company’s participation in these plans is not material to our financial statements.

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2027. Future minimum rental commitments are estimated to total $89.7 million, including approximately $20.5 million in 2018, $18.4 million in 2019, $14.7 million in 2020, $12.3 million in 2021, $9.0 million in 2022, and $14.8 million thereafter.

Rental expense under operating leases totaled $28.5 million, $30.0 million, and $31.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company leases equipment under capital leases expiring in various years through 2022. Future minimum rental commitments are estimated to total $36.5 million, including approximately $11.9 million in 2018, $10.7 million in 2019, $8.3 million in 2020, $3.9 million in 2021, and $1.7 million in 2022.

To fulfill contractual requirements for certain customers in 2017, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated to $32.0 million at December 31, 2017 with $32.0 million to be paid in 2018.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, available-for-sale investments, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable, and accounts payable, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The available-for-sale investments in common stock are adjusted to fair value each period with unrealized gains and losses recorded within accumulated other comprehensive income. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 15.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2017. We have no exposure as of December 31, 2017.

Approximately 10% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2018, which covers 3% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. The EPA has now requested a Pre-Remedial Design Report (“Pre-RD”) to help determine if the ROD is appropriate or should be reduced.  The Pre-RD is due on May 9, 2019, and a revised ROD should be issued sometime thereafter. The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2017 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 12: Related Parties

JT Ryerson, one of our subsidiaries, was party to a corporate advisory services agreement with Platinum Advisors, an affiliate of Platinum, pursuant to which Platinum Advisors provided JT Ryerson certain business, management, administrative, and financial advice. On July 23, 2014, JT Ryerson’s Board of Directors approved the termination of this services agreement contingent on the closing of the initial public offering of Ryerson Holding common stock, which occurred on August 13, 2014. As consideration for terminating the advisory fee payable thereunder, Platinum Advisors and its affiliates were paid $15.0 million in August 2014, with an additional $10.0 million paid in August 2015. The Company recognized the $25.0 million termination fee within Warehousing, delivery, selling, general, and administrative expense during the third quarter of 2014.

Note 13: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2017	2016	2015
Product Line	(Percentage of Sales)
Carbon Steel Flat	28%	28%	25%
Carbon Steel Plate	10	9	11
Carbon Steel Long	12	13	16
Stainless Steel Flat	18	17	16
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	3
Aluminum Flat	15	16	16
Aluminum Plate	3	3	3
Aluminum Long	4	5	4
Other	2	2	2
Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2017, 2016, and 2015. The top ten customers accounted for less than 12 percent of its sales for the year ended December 31, 2017, 2016, and 2015. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico, which in aggregate comprised 12 percent, 13 percent, and 13 percent of the Company’s sales during the years ended December 31, 2017, 2016, and 2015, respectively. Canadian, Chinese, and Mexican long-lived assets were 7 percent of total Company long-lived assets at December 31, 2017, 2016, and 2015.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated from:

	Year Ended December 31,
Net Sales	2017	2016	2015
	(In millions)
United States	$2,962.4	$2,485.9	$2,770.3
Foreign countries	402.3	373.8	396.9
Total	$3,364.7	$2,859.7	$3,167.2

	At December 31,
Long-Lived Assets	2017	2016	2015
	(In millions)
United States	$395.3	$362.5	$373.9
Foreign countries	27.6	25.7	26.4
Total	$422.9	$388.2	$400.3

Note 14: Other Matters

Equity Investment

In 2011 Ryerson acquired a 38 percent equity interest in Automated Laser Fabrication Co., LLC (“ALF”). ALF is a steel processing company located in Streetsboro, Ohio. The Company accounts for this investment under the equity method of accounting. The Company’s investment in this joint venture is not considered material to the Company’s consolidated financial position or results of operations.

Liquidation of Investment in Foreign Entity

On February 17, 2012, the Company acquired 50 percent of the issued and outstanding capital stock of Açofran Aços e Metais Ltda (“Açofran”), a long products distributor located in São Paulo, Brazil. The Company fully consolidated Açofran based on voting control. The Company was party to a put option arrangement with respect to the securities that represent the noncontrolling interest of Açofran. The put was exercisable by the minority shareholders outside of the Company’s control by requiring the Company to redeem the minority shareholders’ equity stake in the subsidiary at a put price based on earnings before interest, income tax, depreciation and amortization expense, and net debt. The redeemable noncontrolling interest was classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for earnings and foreign currency allocations.

As of December 31, 2016, the Company substantially liquidated its investment in Acofran. In accordance with ASC 830-30-40, “Foreign Currency Matters,” the Company reclassified the $1.2 million accumulated foreign currency translation adjustment loss on the Consolidated Statement of Stockholders’ Equity to Other income and (expense), net on the Consolidated Statement of Operations during 2016.

Note 15: Derivatives and Fair Value Measurements

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into natural gas and diesel fuel price swaps to manage the price risk of forecasted purchases of natural gas and diesel fuel.

We have a receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility. The fair value of the interest rate swap as of December 31, 2017 was an asset of $1.0 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2017 and 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$2.8	$2.0	Other accrued liabilities	$3.9	$0.2
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	1.0	—	Taxes and other credits	—	—
Total derivatives		$3.9	$2.0		$3.9	$0.2

As of December 31, 2017 and 2016 the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $5.1 million and $2.3 million, respectively. As of December 31, 2017 and 2016, the Company had 453 tons and 296 tons, respectively, of nickel swap contracts related to forecasted purchases. As of December 31, 2017 and 2016, the Company had 5,252 tons and 11,998 tons, respectively, of hot roll coil swap contracts related to forecasted purchases. The Company has aluminum swap contracts related to forecasted purchases, which had a notional amount of 15,102 tons and 8,466 tons as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company has zero gallons and 39,000 gallons, respectively, of diesel fuel swap contracts related to forecasted purchases. The Company had 3,402 tons and zero tons of zinc contracts as of December 31, 2017 and 2016, respectively.  As of December 31, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2017	2016	2015
		(In millions)
Metal commodity contracts	Cost of materials sold	$3.1	$10.0	$(11.8)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	0.1	(0.4)
Foreign exchange contracts	Other income and (expense), net	—	(0.1)	0.1
Total		$3.1	$10.0	$(12.1)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015:

		Amount of Gain/(Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,
Derivatives designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2017	2016	2015
		(In millions)
Interest rate swaps	Interest and other expense on debt	$(0.7)	$—	$—

As of December 31, 2017, the portion of the $1.0 million interest rate swap asset that would be reclassified into earnings during the next 12 months as interest income is approximately $0.2 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2017:

	At December 31, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Common stock – available-for-sale investment	$0.1	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.8	$—
Foreign exchange contracts	—	0.1	—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	1.0	—
Total derivatives	$—	$3.9	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$3.9	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel and zinc prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel and zinc on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange, the Singapore Exchange, and the  London Metals Exchange, respectively, for the commodity on the valuation date. The Company had various commodity derivatives to lock in diesel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price of the Platts Index for Gulf Coast Ultra Low Sulfur Diesel on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 3 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:

	At December 31, 2017		At December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$77.4	$77.4	$80.7	$80.7
Restricted cash	1.1	1.1	1.0	1.0
Receivables less provision for allowances, claims, and doubtful accounts	376.3	376.3	326.0	326.0
Accounts payable	275.0	275.0	230.4	230.4
Long-term debt, including current portion	1,045.7	1,125.9	963.5	1,034.2

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

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

There were no assets or liabilities classified as held for sale as of December 31, 2017. The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2016:

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

In 2015 and 2016, the financial condition of the investee declined and the investment was in an unrealized loss position. Based on the duration and severity of our unrealized loss, management determined that an other-than-temporary impairment occurred and thus recognized impairment charges within other income and (expense), net of $12.3 million and $4.7 million, for the years ended December 31, 2016 and 2015, respectively. The financial condition of the investee further declined during the second quarter of 2017, therefore, management determined that an other-than-temporary impairment occurred and recognized an additional $0.2 million impairment charge within other income and (expense), net.

As of December 31, 2017, the investment has been in an unrealized loss position from its adjusted cost basis for six months. Management does not currently intend to sell the investment before recovery of its adjusted cost basis. Realized gains and losses are recorded within the Consolidated Statements of Comprehensive Income upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of December 31, 2017 can be summarized as follows:

	At December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.2	$—	$(0.1)	$0.1

The Company’s available-for-sale securities as of December 31, 2016 can be summarized as follows:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$0.4	$—	$—	$0.4

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2017, 2016, and 2015.

Note 16: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017 and December 31, 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Available- For-Sale Investments	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2016	$(53.8)	$(252.5)	$(0.7)	$—
Other comprehensive income (loss) before reclassifications	2.4	(5.0)	(1.1)	—
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	(1.2)	2.9	—
Net current-period other comprehensive income (loss)	3.6	(6.2)	1.8	—
Balance at December 31, 2016	$(50.2)	$(258.7)	$1.1	$—
Other comprehensive income (loss) before reclassifications	8.6	15.4	(0.2)	0.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	0.1	0.4
Net current-period other comprehensive income (loss)	8.6	12.4	(0.1)	0.6
Balance at December 31, 2017	$(41.6)	$(246.3)	$1.0	$0.6

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and December 31, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2017
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(6.9)	Warehousing, delivery, selling, general, and administrative
Prior service cost	2.9	Warehousing, delivery, selling, general, and administrative
Total before tax	(4.0)
Tax provision	1.0
Net of tax	$(3.0)
Other-than-temporary impairment
Other-than-temporary impairment charge	$0.2	Other income and (expense), net
Tax benefit	(0.1)
Net of tax	$0.1
Cash flow hedge - interest rate swap
Realized swap interest loss	$0.7	Interest and other expense on debt
Tax benefit	(0.3)
Net of tax	$0.4

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2016
	(In millions)
Liquidation of investment in foreign entity
Foreign currency translation	$1.2	Other income and (expense), net
Tax provision (benefit)	—
Net of tax	$1.2
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(4.7)	Warehousing, delivery, selling, general, and administrative
Prior service cost	2.9	Warehousing, delivery, selling, general, and administrative
Total before tax	(1.8)
Tax provision	0.6
Net of tax	$(1.2)
Other-than-temporary impairment
Other-than-temporary impairment charge	$4.7	Other income and (expense), net
Tax benefit	(1.8)
Net of tax	$2.9

Note 17: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Income (loss) before income tax:
U.S.	$11.3	$20.1	$13.2
Foreign	5.4	6.0	(11.3)
	$16.7	$26.1	$1.9
Current income taxes:
Federal	$5.6	$(0.3)	$(0.3)
Foreign	1.8	2.8	1.2
State	0.5	—	(0.4)
	7.9	2.5	0.5
Deferred income taxes	(9.2)	4.7	3.2
Total income tax provision (benefit)	$(1.3)	$7.2	$3.7

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Federal income tax expense computed at statutory tax rate of 35%	$5.8	$9.1	$0.7
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.8)	(0.7)	(0.5)
Non-deductible expenses and non-taxable income	0.2	(1.2)	1.8
Foreign income (expense) not includable in federal taxable income	(0.2)	2.8	0.8
Valuation allowance changes (net)	(2.9)	(2.6)	0.1
Changes in uncertain tax positions	(1.0)	(0.3)	—
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax	7.2	—	—
Effect of U.S. Tax Cuts and Jobs Act - revaluation of deferred taxes	(10.6)	—	—
All other, net	1.0	0.1	0.8
Total income tax provision (benefit)	$(1.3)	$7.2	$3.7

The U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Under ASC Topic 740, the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  As a result of the Act, we have recorded a benefit for the revaluation of our deferred tax assets of $10.6 million during the fourth quarter of 2017 within the provision (benefit) for income taxes line of the Consolidated Statement of Operations.

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At December 31, 2017, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2017	2016
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$30	$30
Post-retirement benefits other than pensions	15	28
Federal and foreign net operating loss carryforwards	59	84
State net operating loss carryforwards	19	12
Pension liability	46	85
Other deductible temporary differences	27	25
Less: valuation allowances	(24)	(20)
	$172	$244
Deferred tax liabilities:
Fixed asset basis difference	$53	$81
Inventory basis difference	92	129
Other intangibles	9	13
	154	223
Net deferred tax asset	$18	$21

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

The Company had available at December 31, 2017, federal AMT credit carryforwards of approximately $30 million, which as a result of the US Tax Cuts and Jobs Act will be refundable beginning in 2019 to the extent not utilized to offset future federal income tax liabilities of the Company.

The Company’s deferred tax assets also include $53 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 15 years, $19 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $6 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2017.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2017, the Company had approximately $112 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during the year, a significant portion of these earnings were deemed repatriated. The Company has recorded a $7.2 million provisional estimate of the US tax liability on this deemed distribution in the current year (“Transition Tax”).  Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allows for reporting provisional amounts based on reasonable estimates for items for which accounting is incomplete.  Of the $7.2 million of estimated tax expense, $0.5 million is reflected in our deferred tax balances and $6.7 million is reflected in income taxes payable. We have chosen to include an estimate of the Transition Tax due to the complex nature of the calculation and the short amount of time between passing of the legislation and the filing of our financial statements.  Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2015	$7.6
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2015	$7.6
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.3)
Unrecognized tax benefits balance at December 31, 2016	$7.3
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.0)
Unrecognized tax benefits balance at December 31, 2017	$6.3

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all years through 2009. Substantially all state and local income tax matters have been concluded through 2006. The Company has substantially concluded foreign income tax matters through 2009 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.7 million of accrued interest related to uncertain tax positions at December 31, 2017 and 2016, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $4.6 and $5.6 million as of December 31, 2017 and 2016, respectively.

Note 18: Earnings Per Share

On July 16, 2007, Ryerson Holding was capitalized with 21,250,000 shares of common stock by Platinum Equity, LLC. On August 13, 2014, Ryerson Holding completed an initial public offering of 11 million shares of common stock at a price to the public of $11.00 per share. On July 25, 2016, Ryerson Holding closed an underwritten public offering of 5 million shares of common stock at a price to the public of $15.25 per share. All shares outstanding are common shares and have equal voting, liquidation, and preference rights.

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. Stock-based awards with a grant price greater than the average market price of our common stock are excluded from the calculation of diluted earnings per share because the impact would have been antidilutive.  The weighted average number of shares excluded were 100,068, zero, and 39,283 for the twelve-month periods ended December 31, 2017, 2016, and 2015, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2017	2016	2015
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$17.1	$18.7	$(0.5)
Denominator:
Weighted average shares outstanding	37,176,398	34,295,829	32,057,764
Dilutive effect of stock-based awards	117,804	105,417	—
Weighted average shares outstanding adjusted for dilutive securities	37,294,202	34,401,246	32,057,764

Earnings (loss) per share
Basic	$0.46	$0.55	$(0.02)
Diluted	$0.46	$0.54	$(0.02)

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Holding Corporation	Basic Earnings (Loss) per Share	Diluted Earnings (Loss) per Share
2016
First Quarter (1)	$702.6	$147.6	$21.6	$13.5	$13.5	$0.42	$0.42
Second Quarter (2)	739.8	163.0	9.7	5.4	5.6	0.17	0.17
Third Quarter	735.1	145.4	10.0	8.4	8.2	0.23	0.23
Fourth Quarter (3)	682.2	114.6	(15.2)	(8.4)	(8.6)	(0.23)	(0.23)
Year	$2,859.7	$570.6	$26.1	$18.9	$18.7	$0.55	$0.54
2017
First Quarter	$814.5	$160.6	$21.8	$15.0	$14.8	$0.40	$0.40
Second Quarter (4)	875.4	140.4	—	0.8	0.6	0.02	0.02
Third Quarter	864.2	145.0	1.2	1.9	1.7	0.05	0.05
Fourth Quarter	810.6	136.5	(6.3)	0.3	—	—	—
Year	$3,364.7	$582.5	$16.7	$18.0	$17.1	$0.46	$0.46

(1)	Included in the first quarter 2016 results is an $8.2 million gain on the repurchase of debt.
(2)

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

(4)	Included in the second quarter 2017 results is a $0.2 million charge due to an other-than-temporary impairment recognized on an available-for-sale investment.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2017	2016	2015
Administrative and other expenses	$(0.8)	$(0.8)	$(0.9)
Interest income on intercompany loans	6.5	—	—
Equity in income of subsidiaries	23.6	3.4	10.2
Income before income taxes	29.3	2.6	9.3
Provision (benefit) for income taxes	12.2	(16.1)	9.8
Net income (loss)	$17.1	$18.7	$(0.5)

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$17.1	$18.7	$(0.5)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5.4	1.1	(12.4)
Gain (loss) on intra-entity foreign currency transactions	3.2	1.3	(8.6)
Unrealized loss on available-for-sale investment	(0.3)	(1.8)	(8.9)
Other-than-temporary impairment on available-for-sale investment	0.2	4.7	12.3
Liquidation of investment in foreign entity	—	1.2	—
Gain on cash flow hedges	1.0	—	—
Changes in defined benefit pension and other post-retirement benefit plans	18.0	(10.6)	7.8
Other comprehensive income (loss), before tax	27.5	(4.1)	(9.8)
Income tax provision (benefit) related to items of other comprehensive income (loss)	6.0	(3.3)	5.8
Comprehensive income (loss), after tax	$38.6	$17.9	$(16.1)

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss)	$17.1	$18.7	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(23.6)	(3.4)	(10.2)
Deferred income taxes	12.2	(16.1)	9.3
(Increase) decrease in receivables/payables from subsidiaries	(5.6)	1.5	11.4
Decrease in other assets	—	—	0.2
Decrease in accounts payable	—	—	(10.0)
Increase (decrease) in accrued liabilities	—	(0.5)	0.1
Net adjustments	(17.0)	(18.5)	0.8
Net cash provided by operating activities	0.1	0.2	0.3
Investing Activities:
Investment in subsidiaries	—	—	(11.4)
Loan to related company	—	(71.7)	—
Net cash used in investing activities	—	(71.7)	(11.4)
Financing activities:
Net proceeds from issuance of common stock	—	71.5	—
Net cash provided by financing activities	—	71.5	—
Net increase (decrease) in cash and cash equivalents	0.1	—	(11.1)
Cash and cash equivalents—beginning of period	—	—	11.1
Cash and cash equivalents—end of period	$0.1	$—	$—

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2017	2016
Assets
Cash and cash equivalents	$0.1	$—
Receivable from subsidiaries	4.1	—
Total current assets	4.2	—
Long-term receivable from subsidiaries	71.7	71.7
Deferred income taxes	33.8	46.0
Total assets	$109.7	$117.7
Liabilities
Accrued liabilities	$0.1	$0.1
Payable to subsidiaries	—	1.5
Total current liabilities	0.1	1.6
Dividends in excess of investment in subsidiaries	119.6	166.9
Total liabilities	119.7	168.5
Ryerson Holding Corporation Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2017 and 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,421,081 shares issued at 2017; 100,000,000 shares authorized and 37,345,117 issued at 2016	0.4	0.4
Capital in excess of par value	377.6	375.4
Accumulated deficit	(95.1)	(112.2)
Treasury stock at cost – Common stock of 212,500 shares in 2017 and 2016	(6.6)	(6.6)
Accumulated other comprehensive loss	(286.3)	(307.8)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	(10.0)	(50.8)
Total liabilities and stockholders’ equity	$109.7	$117.7

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

Note 3: Dividends from subsidiaries

There were no cash dividends paid to Ryerson Holding from its consolidated subsidiaries for the years ended December 31, 2017, 2016, and 2015.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(In millions)

		Provision for Allowances
	Balance at Beginning of Period	Acquisition of Business	Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income (Loss)	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$4.6	$—	$1.5	$—	$(1.2)	(A)	$4.9
Valuation allowance—deferred tax assets	20.0	—	4.4	—	—		24.4
Year Ended December 31, 2016
Allowance for doubtful accounts	$5.2	$—	$3.1	$—	$(3.7)	(A)	$4.6
Valuation allowance—deferred tax assets	22.6	—	(2.6)	—	—		20.0
Year Ended December 31, 2015
Allowance for doubtful accounts	$5.3	$—	$2.3	$—	$(2.4)	(A)	$5.2
Valuation allowance—deferred tax assets	22.5	—	0.1	—	—		22.6

NOTES:

(A)	Bad debts written off during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2017 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2017.

Our board of directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors, and employees, which is available on our Investor Relations website (http://www.ir.ryerson.com) under "Governance Documents." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct and by posting such information on the website address and location specified above.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that contains the ethical principles by which our chief executive officer, chief financial officer, and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our Investor Relations website at www.ir.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Holding Corporation, 227 West Monroe Street, 27th Floor, Chicago, Illinois 60606 (telephone number (312) 292-5000). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at www.ir.ryerson.com or by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2017, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of February 28, 2018, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 28, 2018, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents our equity compensation plan information as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	800,132	(2)	$—	723,787
Equity compensation plans not approved by security holders	—		—	—
Total	800,132		$—	723,787

(1)	Consists of the Company’s “2014 Omnibus Incentive Plan,” which is described in Amendment No. 23 to our registration statement on Form S-1, filed on August 7, 2014.
(2)

Includes (i) 548,475 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics and (ii) 251,657 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships and related transactions during 2017, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K:

Financial Statements (See Item 8)

Schedule I

Schedule II

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b) Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.	S-1/A-22	333-164484	August 6, 2014

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.	S-1/A-15	333-164484	May 6, 2013

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.	10-K	001-34735	March 9, 2016

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

		S-1/A-15	333-164484	May 6, 2013

10.1	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.	S-4	333-152102	July 3, 2008

10.2	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.3	Ryerson Holding Corporation Retention Bonus Plan.	S-1/A-19	333-164484	June 24, 2014

10.4	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.5	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.6	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.7	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.8	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.9	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.10	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.11	Form of Participation Agreement for the Ryerson Holding Corporation Retention Bonus Plan.	S-1/A-19	333-164484	June 24, 2014

10.12	Employment Agreement, dated December 10, 2004, between Ryerson Tull, Inc. and Kevin D. Richardson, as amended.	10-Q	001-34735	May 7, 2015

10.13	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.	10-Q	001-34735	May 7, 2015

10.14	Directors Compensation Summary Sheet.	10-K	001-34735	March 9, 2016

10.15	Intercreditor Agreement by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent Dated as of October 10, 2012.	10-K	001-34735	March 9, 2016

10.16

Amendment No. 1, dated as of March 11, 2015, to the Intercreditor Agreement dated as of October 10, 2012, by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.17

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

10.19

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

10.20

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

		8-K	001-34735	July 29, 2015

10.21	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.22	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.23	Employment Agreement, dated September 8, 2005, between Ryerson Tull, Inc. and Erich Schnaufer, as amended.	10-K	001-34735	March 9, 2016

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

32.2	Written Statement of Erich S. Schnaufer, Chief Financial Officer, of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

     Date:  March 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2018
Edward J. Lehner

/s/ Erich S. Schnaufer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2018
Erich S. Schnaufer

/s/ Kirk K. Calhoun	Director	March 5, 2018
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	March 5, 2018
Court D. Carruthers

/s/ Eva M. Kalawski	Director	March 5, 2018
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 5, 2018
Jacob Kotzubei

/s/ Stephen P. Larson	Director	March 5, 2018
Stephen P. Larson

/s/ Philip E. Norment	Director	March 5, 2018
Philip E. Norment

/s/ Mary Ann Sigler	Director	March 5, 2018
Mary Ann Sigler