Form 10-Q
period 2018-03-31
Ryerson Holding Corp
filed 2018-05-02
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 37,295,942 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$941.3	$814.5
Cost of materials sold	776.4	653.9
Gross profit	164.9	160.6
Warehousing, delivery, selling, general, and administrative	130.5	119.4
Operating profit	34.4	41.2
Other income and (expense), net	3.6	2.4
Interest and other expense on debt	(23.3)	(21.8)
Income before income taxes	14.7	21.8
Provision for income taxes	4.1	6.8
Net income	10.6	15.0
Less: Net income attributable to noncontrolling interest	0.2	0.2
Net income attributable to Ryerson Holding Corporation	$10.4	$14.8
Comprehensive income	$9.6	$16.3
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.5
Comprehensive income attributable to Ryerson Holding Corporation	$9.4	$15.8
Basic and diluted earnings per share	$0.28	$0.40

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$10.6	$15.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11.5	10.7
Stock-based compensation	0.7	0.3
Deferred income taxes	3.0	6.6
Provision for allowances, claims and doubtful accounts	1.2	0.3
Non-cash loss from derivatives	0.8	0.1
Other items	(0.1)	(0.2)
Change in operating assets and liabilities:
Receivables	(95.7)	(81.9)
Inventories	(62.0)	(52.8)
Other assets	6.3	1.0
Accounts payable	145.4	60.1
Accrued liabilities	18.3	16.2
Accrued taxes payable/receivable	0.6	(1.2)
Deferred employee benefit costs	(8.9)	(6.9)
Net adjustments	21.1	(47.7)
Net cash provided by (used in) operating activities	31.7	(32.7)
Investing activities:
Acquisitions, net of cash acquired	—	(49.4)
Capital expenditures	(7.6)	(4.0)
Proceeds from sale of property, plant, and equipment	0.1	1.7
Net cash used in investing activities	(7.5)	(51.7)
Financing activities:
Repayment of debt	(0.1)	—
Net proceeds (repayments) of short-term borrowings	(12.4)	26.8
Net increase (decrease) in book overdrafts	(17.4)	41.8
Principal payments on capital lease obligations	(3.1)	(2.8)
Proceeds from sale-leaseback transactions	—	9.7
Net cash provided by (used in) financing activities	(33.0)	75.5
Net decrease in cash, cash equivalents, and restricted cash	(8.8)	(8.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.9)	0.5
Net change in cash, cash equivalents, and restricted cash	(9.7)	(8.4)
Cash, cash equivalents, and restricted cash—beginning of period	78.5	81.7
Cash, cash equivalents, and restricted cash—end of period	$68.8	$73.3
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$3.9	$2.5
Income taxes, net	0.6	0.7
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$1.9	$15.2
Asset additions under financing arrangements	0.3	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67.7	$77.4
Restricted cash	1.1	1.1
Receivables less provision for allowances, claims, and doubtful accounts of $2.0 in 2018 and $4.9 in 2017	473.6	376.3
Inventories	669.5	616.5
Prepaid expenses and other current assets	37.5	32.6
Total current assets	1,249.4	1,103.9
Property, plant, and equipment, at cost	752.9	742.7
Less: Accumulated depreciation	330.5	319.8
Property, plant and equipment, net	422.4	422.9
Deferred income taxes	13.7	17.9
Other intangible assets	45.3	46.9
Goodwill	115.3	115.3
Deferred charges and other assets	6.0	5.0
Total assets	$1,852.1	$1,711.9
Liabilities
Current liabilities:
Accounts payable	$402.5	$275.0
Salaries, wages, and commissions	37.2	40.3
Other accrued liabilities	84.6	58.4
Short-term debt	30.3	21.3
Current portion of deferred employee benefits	7.7	7.7
Total current liabilities	562.3	402.7
Long-term debt	1,004.2	1,024.4
Deferred employee benefits	233.0	243.5
Other noncurrent liabilities	47.4	48.7
Total liabilities	1,846.9	1,719.3
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2018 and 2017	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,421,081 shares issued at 2018 and 2017	0.4	0.4
Capital in excess of par value	378.3	377.6
Accumulated deficit	(81.4)	(95.1)
Treasury stock at cost – Common stock of 212,500 shares in 2018 and 2017	(6.6)	(6.6)
Accumulated other comprehensive loss	(288.3)	(286.3)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	2.4	(10.0)
Noncontrolling interest	2.8	2.6
Total equity (deficit)	5.2	(7.4)
Total liabilities and equity	$1,852.1	$1,711.9

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

We are a leading value-added processor and distributor of industrial metals, with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which created Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (“ASC 605”). The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. We adopted the new standard effective January 1, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. See Note 12: Revenue Recognition for further details.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, and in February 2018, the FASB issued ASU 2018-03, “Technical corrections and improvements to Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance for our fiscal year beginning January 1, 2018. The adoption of this guidance resulted in a reclassification of $1.0 million from accumulated other comprehensive income to retained earnings.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Certain Cash Payments”. The amendments address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We adopted this guidance for our fiscal year beginning January 1, 2018. We have made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. The adoption of this guidance did not have an impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory”. The amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The update is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We adopted this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash”. The amendment requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendment is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance for our fiscal year beginning January 1, 2018 using a retrospective transition method to each period presented. The adoption of this guidance did not have a material impact on our consolidated financial statements. The previous disclosure for restricted cash within investing activities was removed and the beginning and ending balances of restricted cash are now included in the cash and cash-equivalents balances in our Condensed Consolidated Statements of Cash Flows. There was no impact on the cash flows from operations. See Note 3: Cash, Cash Equivalents, and Restricted Cash for additional required disclosures.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”.  The amendment requires entities to disaggregate the service cost component from the other components of net benefit cost and limits the capitalization of net benefit cost to only the service cost component.  The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of comprehensive income.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2017.  The disclosure requirements of the amendments should be applied retrospectively and the requirements concerning capitalization of the net service costs should be applied prospectively.  We adopted this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance resulted in a $2.1 million reclassification between warehousing, delivery, selling, general, and administrative and other income and (expense), net within the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, with no impact on gross margins, and overall did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting”.  The amendment provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply the accounting guidance on modifications to share-based payment awards.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases” codified in ASC 842, “Leases”. The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and have the option to use certain relief. Early adoption is permitted. The FASB recently proposed an optional transition alternative, currently subject to approval, which would allow for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented. We will adopt this guidance for our fiscal year beginning January 1, 2019. The Company has established a cross-functional project team to implement the updated lease guidance and is in the process of evaluating existing contracts for embedded leases and implementing a lease software to be used for lease tracking and reporting. We are still assessing the impact of adoption on our consolidated financial statements and will assess the method of transition if the optional transition alternative is formally approved.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The amendment also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses rather than a write-down, thus enabling the ability to record reversals of credit losses in current period net income. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. Early adoption is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt this guidance for our fiscal year beginning January 1, 2020. We are still assessing the impact of adoption on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”). It also requires certain disclosures about stranded tax effects. However, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Act is recognized. Early adoption is permitted. We will adopt this guidance for our fiscal year beginning January 1, 2019. We are still assessing the impact of adoption on our consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$67.7	$77.4
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$68.8	$78.5

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2018 and December 31, 2017 as follows:

	March 31,	December 31,
	2018	2017
	(In millions)
In process and finished products	$669.5	$616.5

If current cost had been used to value inventories, such inventories would have been $59 million and $71 million lower than reported at March 31, 2018 and December 31, 2017, respectively. Approximately 89% of inventories are accounted for under the LIFO method at March 31, 2018 and December 31, 2017. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.7 million and $8.9 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $115.3 million at March 31, 2018 and December 31, 2017. We recognized $12.5 million of goodwill during the first three months of 2017 related to the acquisitions discussed in Note 6: Acquisitions. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2017, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first three months of 2017, we recognized $11.5 million in intangibles related to the acquisitions discussed in Note 6: Acquisitions. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In millions)
Ryerson Credit Facility	$366.2	$384.2
11.00% Senior Secured Notes due 2022	650.0	650.0
Foreign debt	26.9	21.3
Other debt	4.2	3.9
Unamortized debt issuance costs and discounts	(12.8)	(13.7)
Total debt	1,034.5	1,045.7
Less: Short-term foreign debt	26.9	21.3
Less: Other short-term debt	3.4	—
Total long-term debt	$1,004.2	$1,024.4

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

At March 31, 2018, Ryerson had $366.2 million of outstanding borrowings, $12 million of letters of credit issued, and $323 million available under the Ryerson Credit Facility compared to $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available at December 31, 2017. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.0 percent and 2.8 percent at March 31, 2018 and December 31, 2017, respectively.

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

The lenders under the Ryerson Credit Facility could reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Net proceeds of short-term borrowings that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

Foreign Debt

At March 31, 2018, Ryerson China’s foreign borrowings were $26.9 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% per annum and secured by inventory and property, plant, and equipment. At December 31, 2017, Ryerson China’s foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $19 million and $25 million at March 31, 2018 and December 31, 2017, respectively.  Letters of credit issued by our foreign subsidiaries were $5 million and $3 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three months ended March 31, 2018 and 2017 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Components of net periodic benefit (credit) cost
Interest cost	$6	$7	$1	$1
Expected return on assets	(10)	(10)	—	—
Recognized actuarial (gain) loss	4	3	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$—	$(2)	$(2)

The Company has contributed $5 million to the pension plan fund through the three months ended March 31, 2018 and anticipates that it will have a minimum required pension contribution funding of approximately $23 million for the remaining nine months of 2018.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2018 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

NOTE 10: DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

We have a receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swap as of March 31, 2018 was an asset of $1.9 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$1.9	$2.8	Other accrued liabilities	$3.8	$3.9
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.1	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	1.9	1.0	Taxes and other credits	—	—
Total derivatives		$4.0	$3.9		$3.8	$3.9

As of March 31, 2018 and December 31, 2017, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $5.5 million and $5.1 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had 409 tons and 453 tons, respectively, of nickel swap contracts related to forecasted purchases. As of March 31, 2018 and December 31, 2017, the Company had 3,940 tons and 5,252 tons, respectively, of hot roll coil swap contracts related to forecasted purchases. The Company has aluminum swap contracts related to forecasted purchases, which had a notional amount of 18,615 tons and 15,102 tons as of March 31, 2018 and December 31, 2017, respectively. The Company had 9,072 tons and 3,402 tons of zinc contracts as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018 and December 31, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2018	2017
		(In millions)
Metal commodity contracts	Cost of materials sold	$(0.4)	$1.3
Foreign exchange contracts	Other income and (expense), net	0.2	—
Total		$(0.2)	$1.3

The total amount of gains and losses on derivatives designated as hedging instruments reported within interest and other expense on debt in our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017 was zero.

As of March 31, 2018, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest income is approximately $0.7 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2018:

	At March 31, 2018
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Equity securities	$0.1	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$1.9	$—
Foreign exchange contracts	—	0.2	—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	1.9	—
Total derivatives	$—	$4.0	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$3.8	$—

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017:

	At December 31, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid and other current assets:
Equity securities	$0.1	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.8	$—
Foreign exchange contracts	—	0.1	—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	1.0	—
Total derivatives	$—	$3.9	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$3.9	$—

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

The carrying and estimated fair values of our financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	At March 31, 2018		At December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$67.7	$67.7	$77.4	$77.4
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provision for allowances, claims, and doubtful accounts	473.6	473.6	376.3	376.3
Accounts payable	402.5	402.5	275.0	275.0
Long-term debt, including current portion	1,034.5	1,102.0	1,045.7	1,125.9

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims, and doubtful accounts, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

Equity Securities

The Company had $0.1 million of equity securities, classified within “Prepaid expenses and other current assets,” as of March 31, 2018 and December 31, 2017.

Subsequent to the adoption of ASU 2016-01, management values these investments at fair value with changes in fair value recognized in other income (expense), net. The amount of gain (loss) recognized in the Condensed Consolidated Statement of Comprehensive Income in the three months ended March 31, 2018 was zero.

Prior to the adoption of ASU 2016-01, management valued these investments at fair value with changes in fair value recognized in accumulated other comprehensive income.  The $1.0 million balance outstanding within accumulated other comprehensive income related to these investments at December 31, 2017 was reclassed to retained earnings upon adoption of ASU 2016-01.

There is no maturity date for these investments. Sales during the three months ended March 31, 2018 were immaterial.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2018	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	10.4	—	—	—	—	0.2	10.6
Foreign currency translation	—	—	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(1.3)	—	—	—	—	(1.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	1.0	—	—	—	1.0
Adoption of accounting principal ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principal ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	—	—	—	—	0.7	—	—	—	—	—	—	0.7
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2018	37,421	$0.4	213	$(6.6)	$378.3	$(81.4)	$(44.3)	$(245.3)	$—	$1.3	$2.8	$5.2

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2018	$(41.6)	$(246.3)	$0.6
Other comprehensive income (loss) before reclassifications	(2.7)	—	0.7
Amounts reclassified from accumulated other comprehensive income into net income	—	1.0	—
Net current-period other comprehensive income (loss)	(2.7)	1.0	0.7
Balance at March 31, 2018	$(44.3)	$(245.3)	$1.3

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed
Details about Accumulated Other	March 31, 2018	March 31, 2017	Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$2.0	$1.6	Warehousing, delivery, selling, general, and administrative
Prior service credits	(0.7)	(0.8)	Warehousing, delivery, selling, general, and administrative
Total before tax	1.3	0.8
Tax benefit	(0.3)	(0.3)
Net of tax	$1.0	$0.5

NOTE 12: REVENUE RECOGNITION

We are a leading metals service center that distributes and provides value-added processing of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length, or other techniques.

Revenue Accounting Policy

In May 2014, the FASB issued ASC 606 which supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our Condensed Consolidated Balance Sheets.  The adjustment to retained earnings was the result of changing the accounting for revenues associated with custom products with no alternative use for which we have an enforceable right to payment, from point in time recognition to over time recognition. The revenues associated with the products and services that were partially satisfied at January 1, 2018 which were included in the modified transition method adjustment aggregated $12.3 million. The net impact on retained earnings associated with these revenues was $2.3 million. For all adjustments and changes as a result of adopting ASC 606 for the current period, please refer to the section “Impacts on Financial Statements” below.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, the Company has disclosed the accounting policies in effect prior to January 1, 2018, as well as the policies it has applied starting January 1, 2018.

Periods prior to January 1, 2018

Revenue is recognized in accordance with ASC 605.  Revenue is recognized upon delivery of product to customers and is recorded net of returns, allowances, customer discounts, and incentives.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Periods commencing January 1, 2018

Revenue is recognized based on the consideration expected to be received for delivery of as-is or processed metal products when, or as, the Company satisfies its contractual obligation to transfer control of a product to a customer, which we refer to as a performance obligation. Predominately all of our contracts contain a single performance obligation.

The majority of our revenue is recognized at a point in time.  The Company has determined that the most definitive demonstration that control has transferred to a customer is physical delivery, with the exception of bill and hold and consignment transactions. The Company’s bill-and-hold transactions are arrangements where a customer requests that we bill them for a product even though we retain physical possession of the product until it is subsequently delivered to the customer. Bill and hold revenue is recorded when all of the criteria within ASC 606 are met.  Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.

Revenues associated with products which we believe have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis.  Products with no alternative use include products made from unique alloys, custom extrusions, non-standard gauges, items that been processed to a custom size that cannot be cost effectively reworked to a standard size, or items processed to customer specific drawings or specifications.  Over-time revenues are recorded in proportion with the progress made toward completing the performance obligation.

Ryerson uses both input and output methods of measuring progress towards completion based on the type and extent of processing completed.  Input methods are used for complex processing with multiple steps occurring over multiple days.  Under the input method, the measure of performance, commonly called percentage of completion, is the ratio of costs incurred to date to the total estimated costs at completion for the products.  Output methods are used for products with minimal processing where the normal pattern of production is less than one day. In these cases, the progress towards completion is measured based on the number of products on hand and ready for delivery in comparison to the total number of products in the order.

Significant judgment is required in determining which products qualify for over time revenue recognition, the methodology to be used in calculating the progress toward completion, and estimating the costs incurred to date and the total cost at completion.

Revenue is recorded net of returns, allowances, customer discounts, and incentives.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Prices are generally fixed at the time of order confirmation. At each quarter end, the Company calculates an estimate of potential cash discounts and returns and allowances that could be taken by customers that are associated with outstanding accounts receivable, as well as estimates of customer rebates.  Cash discounts and returns and allowances are calculated based on historical experience.  Customer rebates are estimated based on actual sales and projections over the rebate period.

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in Warehousing, delivery, selling, general, and administrative expense. The balance recognized related to shipping and handling costs was a net contract asset $0.1 million as of March 31, 2018.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

Disaggregated Revenue

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2018	2017
Carbon Steel Flat	27%	27%
Carbon Steel Plate	10	10
Carbon Steel Long	12	13
Stainless Steel Flat	17	19
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	16	15
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	1
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
Net Sales	2018	2017
	(In millions)
United States	$835.3	$718.0
Foreign countries	106.0	96.5
Total	$941.3	$814.5

As stated above, revenue is recognized either at a point in time or over time based on the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

Timing of Revenue Recognition	Three Months Ended March 31, 2018
Revenue on products with an alternative use	90%
Revenue on products with no alternative use	10
Total	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $475.6 million and $381.2 million as of March 31, 2018 and at the adoption of ASC 606, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and estimates of the value of inventory that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheet.  Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, and estimates of shipping and handling costs associated with performance obligations recorded over time and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheet.  Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities
	(In millions)
Beginning balance at adoption, January 1, 2018	$14.2	$3.9
Transferred to receivables from contract assets	(10.1)	—
Satisfied contract liability from beginning of the period	—	(0.2)
Contract assets added for products with no alternative during the period	8.5	—
Changes to reserves	0.2	(1.2)
Reclass from contract liability to contract asset	1.8	1.8
Ending balance as of March 31, 2018	$14.6	$4.3

Impacts on Financial Statements

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Statement of Operations:

	As reported March 31, 2018	ASC 606 Adjustments	Balances without adoption of ASC 606
	(In millions)
Net sales	$941.3	$1.6	$942.9
Cost of materials sold	776.4	1.8	778.2
Gross profit	164.9	(0.2)	164.7
Warehousing, delivery, selling, general, and administrative	130.5	0.2	130.7
Operating profit	34.4	(0.4)	34.0
Other income and (expense), net	3.6	—	3.6
Interest and other expense on debt	(23.3)	—	(23.3)
Income before income taxes	14.7	(0.4)	14.3
Provision for income taxes	4.1	(0.1)	4.0
Net income	10.6	(0.3)	10.3
Less: Net income attributable to noncontrolling interest	0.2	—	0.2
Net income attributable to Ryerson Holding Corporation	$10.4	$(0.3)	$10.1
Basic and diluted earnings per share	$0.28	$(0.01)	$0.27

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Statement of Cash Flows:

	As reported March 31, 2018	ASC 606 Adjustments	Balances without adoption of ASC 606
	(In millions)
Operating activities:
Net income	$10.6	$(0.3)	$10.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred Income Taxes	$3.0	$(0.1)	2.9
Other non cash adjustments	14.1	—	14.1
Change in operating assets and liabilities:
Receivables	(95.7)	—	(95.7)
Inventories	(62.0)	1.8	(60.2)
Other assets	6.3	(1.6)	4.7
Accounts payable	145.4	—	145.4
Accrued liabilities	18.3	0.2	18.5
Accrued taxes payable/receivable	0.6	—	0.6
Deferred employee benefit costs	(8.9)	—	(8.9)
Net adjustments	21.1	0.3	21.4
Net cash used in operating activities	31.7	—	31.7

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Balance Sheet:

	As reported March 31, 2018	ASC 606 Adjustments	Balances without adoption of ASC 606
	(In millions)
Cash, cash equivalents, and restricted cash	$68.8	$—	$68.8
Accounts receivable, net	473.6	(3.5)	470.1
Inventories	669.5	9.1	678.6
Prepaid expenses and other current assets	37.5	(14.5)	23.0
Total current assets	1,249.4	(8.9)	1,240.5
Property, plant and equipment, net	422.4	—	422.4
Deferred income taxes	13.7	0.8	14.5
Other noncurrent assets	166.6	—	166.6
Total assets	$1,852.1	$(8.1)	$1,844.0
Accounts payable	$402.5	$—	$402.5
Salaries, wages and commissions	37.2	—	37.2
Other accrued liabilities	84.6	(5.5)	79.1
Short-term debt	30.3	—	30.3
Current portion of deferred employee benefits	7.7	—	7.7
Total current liabilities	562.3	(5.5)	556.8
Long-term debt	1,004.2	—	1,004.2
Deferred employee benefits	233.0	—	233.0
Other noncurrent liabilities	47.4	—	47.4
Total liabilities	1,846.9	(5.5)	1,841.4
Accumulated deficit	(81.4)	(2.6)	(84.0)
Additional paid-in capital, accumulated other comprehensive loss, and noncontrolling interest	86.6	—	86.6
Total equity (deficit)	5.2	(2.6)	2.6
Total liabilities and equity	$1,852.1	$(8.1)	$1,844.0

NOTE 13: INCOME TAXES

For the three months ended March 31, 2018, the Company recorded an income tax expense of $4.1 million compared to income tax expense of $6.8 million in the prior year. The $4.1 million tax expense for the three months ended March 31, 2018 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017. We continue to analyze the different aspects of the U.S. Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $24.3 million and $24.4 million at March 31, 2018 and December 31, 2017, respectively.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of these provisions. However, at March 31, 2018, we have estimated the income tax expense associated with the current year to be $0.7 million.

NOTE 14: EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2018	2017
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$10.4	$14.8
Denominator:
Weighted average shares outstanding	37,208,581	37,132,617
Dilutive effect of stock-based awards	329,979	153,643
Weighted average shares outstanding adjusted for dilutive securities	37,538,560	37,286,260

Earnings per share
Basic and diluted	$0.28	$0.40

NOTE 15: SUBSEQUENT EVENTS

On April 2, 2018, Ryerson Holding acquired Fanello Industries, a privately owned metal service company located in Lavonia, Georgia. The acquisition is not material to our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 5, 2018 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

 The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2017 in our Annual Report on Form 10-K filed on March 5, 2018.

Industry and Operating Trends

We provide value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by bending, beveling, blanchard grinding, blasting, burning, centerless grinding, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, precision blanking, polishing, profile cutting, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, toll processing, turning, water jet cutting, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and therefore difficult to predict. In the first quarter of 2018, we saw improved demand and pricing when viewed against the prior year period. According to the Metal Service Center Institute, North American service center volumes increased by 2.6 percent compared to the year-ago period. Ryerson experienced quarterly year-over-year volume growth in nearly all end markets, most notably in commercial ground transportation, HVAC, and oil & gas. Compared to the fourth quarter of 2017, Ryerson’s end markets as measured in shipments per day also showed growth in most sectors as we capitalized on stronger industrial demand during the period.

U.S. industrial production, as measured by the Federal Reserve, reached a five-year high of 4.4 percent in February 2018 and remained elevated at 4.3 percent in March 2018 supporting stronger tons sold during the quarter. Improved industrial metal commodity prices supported higher average selling prices, as CRU hot-rolled carbon steel, LME nickel, and Midwest aluminum prices in the first quarter of 2018 were higher than in the fourth quarter of 2017.

Recent Industry Developments

On March 1, 2018, the White House announced a 25 percent tariff on all imported steel products and 10 percent tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act. Subsequently, the White House announced steel quotas, in lieu of tariffs, with South Korea. On May 1, 2018, the White House further announced agreements-in-principle with Argentina, Australia, and Brazil for permanent exemptions from the tariffs, the details of which will be finalized shortly.  Also, the temporary exemption from the tariffs granted to Canada, the European Union, and Mexico was extended until June 1, 2018 to allow for continued negotiations.  Ryerson expects upward price pressure on metal products in the U.S. to the extent the

Section 232 tariffs are enacted with U.S. trading partners, or if in lieu of tariffs, the parties agree to other negotiated trade actions, including quotas.

Further trade actions, including a Section 301 case to protect U.S. commerce together with countervailing and antidumping duties against China and sanctions against Russian aluminum producer Rusal, continue to add uncertainty to U.S. pricing and supply conditions as we await final determinations or actions.

Components of Results of Operations

We generate substantially all of our revenue from sales of our metals products. The majority of revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers. Revenues associated with products which we believe have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over-time basis. Over-time revenues are recorded in proportion with the progress made toward completing the performance obligation.

Sales, cost of materials sold, gross profit, and operating expense control are the principal factors that impact our profitability.

Net sales. Our sales volume and pricing are driven by market demand, which is largely determined by overall industrial production and conditions in the specific industries in which our customers operate. Sales prices are also primarily driven by market factors such as overall demand and availability of product. Our net sales include revenue from product sales, net of returns, allowances, customer discounts, and incentives.

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

Operating expenses.  Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility, and truck fleet costs, which cannot be rapidly reduced in times of declining volume, and maintaining a low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general, and administrative expenses.

Results of Operations—Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

The following table sets forth our condensed consolidated statements of income data for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$941.3	100.0%	$814.5	100.0%
Cost of materials sold	776.4	82.5	653.9	80.3
Gross profit	164.9	17.5	160.6	19.7
Warehousing, delivery, selling, general, and administrative expenses	130.5	13.8	119.4	14.6
Operating profit	34.4	3.7	41.2	5.1
Other expenses	(19.7)	(2.1)	(19.4)	(2.4)
Income before income taxes	14.7	1.6	21.8	2.7
Provision for income taxes	4.1	0.5	6.8	0.9
Net income	10.6	1.1	15.0	1.8
Less: Net income attributable to noncontrolling interest	0.2	—	0.2	—
Net income attributable to Ryerson Holding Corporation	$10.4	1.1%	$14.8	1.8%
Basic and diluted earnings per share	$0.28		$0.40

Net sales

The following table shows our percentage of sales revenue by major product lines for the first quarter of 2018 and 2017:

	Three Months Ended March 31,
Product Line	2018	2017
Carbon Steel Flat	27%	27%
Carbon Steel Plate	10	10
Carbon Steel Long	12	13
Stainless Steel Flat	17	19
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	16	15
Aluminum Plate	3	3
Aluminum Long	5	4
Other	2	1
Total	100%	100%

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	change	change
	($ in millions)
Net sales	$941.3	$814.5	$126.8	15.6%

	Three Months Ended March 31,		Tons	Percentage
	2018	2017	change	change
	(in thousands)
Tons sold	526	497	29	5.8%

	Three Months Ended March 31,		Price	Percentage
	2018	2017	change	change
Average selling price per ton sold	$1,790	$1,639	$151	9.2%

Revenue for the first quarter of 2018 increased from the first quarter of 2017 due to higher average selling prices and higher tons sold reflecting improved economic conditions in the metals market.  Average selling price increased for all of our product lines in the three-month period ended March 31, 2018 with the largest increases in our carbon plate, aluminum long, and stainless long products. Tons sold increased in the first quarter of 2018 for all of our product lines with the largest increases in our aluminum plate, aluminum flat, and stainless long product lines.

Cost of materials sold

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$776.4	82.5%	$653.9	80.3%	$122.5	18.7%

	Three Months Ended March 31,		Cost	Percentage
	2018	2017	change	change
Average cost of materials sold per ton sold	$1,477	$1,316	$161	12.2%

The increase in cost of materials sold in the first quarter of 2018 compared to the first quarter of 2017 is primarily due to an increase in average cost of materials sold per ton and the increase in tons sold. The average cost of materials sold increased across all product lines with the average cost of materials sold for our carbon plate, aluminum long, and stainless long product lines increasing more than our other products during the first three months of 2018, which was a faster increase than the increase in average selling price per ton for these products. During the first quarter of 2018, LIFO expense was $13.3 million compared to LIFO expense of $23.2 million in the first quarter of 2017. LIFO expense in the first quarter of 2017 was offset by a $23.9 million credit to reverse the lower of cost or market inventory reserve.

Gross profit

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$164.9	17.5%	$160.6	19.7%	$4.3	2.7%

Gross profit increased in the first quarter of 2018 compared to the first quarter of  2017 due to the increase in tons sold. While our revenue per ton increased in the three-month period ended March 31, 2018 as compared to the first three months of 2017, cost of materials sold per ton increased at a faster pace resulting in lower gross margins.

Operating expenses

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$130.5	13.8%	$119.4	14.6%	$11.1	9.3%

Total operating expenses increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to improved demand and higher employment levels as well as general inflationary factors, which caused higher salaries and wages of $3.3 million, higher incentive compensation plan expense of $1.6 million, higher facility expenses of $2.2 million, primarily caused by higher operating supplies and depreciation expense, higher delivery expenses of $1.9 million, and higher sales expenses of $0.7 million. The decrease in our operating expenses as a percentage of sales over these same periods is due to our higher sales levels resulting from higher metals pricing.

Operating profit

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$34.4	3.7%	$41.2	5.1%	$(6.8)	(16.5)%

Our operating profit decreased in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the decline in gross profit as a percent of sales and higher operating expenses as discussed above.

Other expenses

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(23.3)	(2.5)%	$(21.8)	(2.7)%	$(1.5)	6.9%
Other income and (expense), net	$3.6	0.4%	$2.4	0.3%	$1.2	50.0%

Interest and other expense on debt increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a higher level of credit facility borrowings outstanding resulting from increased working capital requirements and higher interest rates on credit facility borrowings in the first quarter of 2018. The other income in the first quarter of 2018 was primarily related to foreign currency gains of $2.0 million and a $1.7 million credit from net periodic benefit cost other than service cost. The other income in the first quarter of 2017 was primarily related to a $2.1 million credit from net periodic benefit cost other than service cost.

Provision for income taxes. In the first quarter of 2018, the Company recorded an income tax expense of $4.1 million compared to an income tax expense of $6.8 million in the first quarter of 2017. The income tax expense recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) in December 2017. We continue to analyze the different aspects of the U.S. Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Earnings per share. Basic and diluted earnings per share was $0.28 in the first quarter of 2018 compared to basic and diluted earnings per share of $0.40 in the first quarter of 2017. The changes in earnings per share are due to the results of operations discussed above.

Liquidity

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the $750 million revolving credit facility (the “Ryerson Credit Facility”) that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2018	2017
	(In millions)

Net cash provided by (used in) operating activities	$31.7	$(32.7)
Net cash used in investing activities	(7.5)	(51.7)
Net cash provided by (used in) financing activities	(33.0)	75.5
Effect of exchange rates on cash and cash equivalents	(0.9)	0.5
Net decrease in cash and cash equivalents	$(9.7)	$(8.4)

We had cash and cash equivalents of $67.7 million at March 31, 2018, compared to $77.4 million at December 31, 2017. We had $29 million and $28 million of qualified cash pledged as collateral at March 31, 2018 and December 31, 2017, respectively. We had $1,035 million and $1,046 million of total debt outstanding at March 31, 2018 and December 31, 2017, respectively, and a debt-to-capitalization ratio of 99% at March 31, 2018 and 101% at December 31, 2017. We had total liquidity (defined as cash and cash equivalents, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $381 million at March 31, 2018 versus $338 million at December 31, 2017. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2018	December 31, 2017
	(In millions)

Cash and cash equivalents	$68	$77
Less: Qualified cash pledged as collateral	(29)	(28)
Availability under Ryerson Credit Facility and foreign debt facilities	342	289
Total liquidity	$381	$338

Of the total cash and cash equivalents, as of March 31, 2018, $54 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash provided by operating activities of $31.7 million in the first three months of 2018 was primarily due to an increase in accounts payable of $145.4 million resulting from a higher level of material purchases at the end of the first quarter of 2018 compared to year-end 2017, an increase in accrued liabilities of $18.3 million, non-cash depreciation and amortization expense of $11.5 million, and net income in the first quarter of 2018 of $10.6 million. Partially offsetting the cash inflows were an increase in accounts receivable of $95.7 million resulting from higher sales levels in the first quarter of 2018 compared to year-end 2017 and an increase in inventory of $62.0 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first three months of 2018. Net cash used in operating activities of $32.7 million in the first three months of 2017 was primarily due to an increase in accounts receivable of $81.9 million resulting from higher sales levels in the first three months of 2017 compared to year-end 2016 and an increase in inventory of $52.8 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first three months of 2017. Partially offsetting the cash outflows was an increase in accounts payable of $60.1 million due to a higher level of material purchases at the end of the first quarter of 2017 compared to year-end 2016, an increase in accrued liabilities of $16.2 million, net income of $15.0 million, and non-cash depreciation and amortization expense of $10.7 million.

Investing activities. Capital expenditures during the first three months of 2018 totaled $7.6 million compared to $4.0 million in the first three months of 2017. During the first three months of 2017 we paid $49.4 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc.  The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $0.1 million and $1.7 million during the first three months of 2018 and 2017, respectively.

Financing activities. Net cash used in financing activities in the first three months of 2018 was $33.0 million compared to net cash provided by financing activities of $75.5 million in the first three months of 2017. Net cash used in financing activities in the first three months of 2018 was primarily related to a decrease in book overdrafts of $17.4 million and a decrease in credit facility borrowings of $12.4 million. Net cash provided by financing activities in the first three months of 2017 was primarily related to an increase in book overdrafts of $41.8 million, an increase in credit facility borrowings of $26.8, and proceeds of $9.7 million from sale leaseback transactions.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the net cash provided by operating activities in the first three months of 2018, total debt in the Condensed Consolidated Balance Sheets in the first three months of 2018 decreased to $1,034.5 million at March 31, 2018 from $1,045.7 million at December 31, 2017.

 Total debt outstanding as of March 31, 2018 consisted of the following amounts: $366.2 million borrowings under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $26.9 million of foreign debt, and $4.2 million of other debt, less $12.8 million of unamortized debt issuance costs. Discussion of each of these borrowings follows.

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

At March 31, 2018, Ryerson had $366.2 million of outstanding borrowings, $12 million of letters of credit issued and $323 million available under the Ryerson Credit Facility compared to $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available at December 31, 2017. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.0 percent and 2.8 percent at March 31, 2018 and December 31, 2017, respectively.

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

The lenders under the Ryerson Credit Facility could reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson Holding, JT Ryerson, any of the other borrowers or any restricted subsidiaries of JT Ryerson becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Net proceeds of short-term borrowings that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

Foreign Debt

At March 31, 2018, Ryerson China’s foreign borrowings were $26.9 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% per annum and secured by inventory and property, plant and equipment. At December 31, 2017, Ryerson China’s foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $19 million and $25 million at March 31, 2018 and December 31, 2017, respectively. Letters of credit issued by our foreign subsidiaries were $5 million and $3 million at March 31, 2018 and December 31, 2017, respectively.

Pension Funding

At December 31, 2017, pension liabilities exceeded plan assets by $165 million. We anticipate that we will have a total minimum required pension contribution of approximately $28 million in 2018 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2018, we have made $5 million in pension contributions, and anticipate an additional $23 million of contributions in the remaining nine months of 2018. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2018.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of March 31, 2018. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at March 31, 2018:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	650	—	—	650	—
Ryerson Credit Facility	366	—	—	366	—
Foreign Debt	27	27	—	—	—
Other Debt	4	3	—	1	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (2)	336	83	166	87	—
Purchase Obligations (3)	36	35	1	—	—
Operating Leases	105	23	38	23	21
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	35	12	18	5	—
Transition Tax Liability	7	—	1	1	5
Total	$1,567	$183	$224	$1,133	$27

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

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions. However, we do not believe the amount will be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,102 million at March 31, 2018 and $1,126 million at December 31, 2017 as compared with the carrying value of $1,035 million and $1,046 million at March 31, 2018 and December 31, 2017, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2018 by approximately $0.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our variability in cash flows from the forecasted payment of currencies other than the functional currency. Our foreign currency contracts were principally used to purchase U.S. dollars and Euros. We had foreign currency contracts with a U.S. dollar notional amount of $5.5 million outstanding at March 31, 2018 and an asset value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2018, the Company recognized a gain of $0.2 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2018 would increase or decrease the fair value of the foreign currency contracts by $0.4 million and $0.6 million, respectively.

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

As of March 31, 2018, we had 409 tons of nickel swap contracts and 3,940 tons of hot roll coil swaps contracts, with a net asset value of $0.8 million and $0.7 million, respectively.  As of March 31, 2018, we had 9,072 tons of zinc swap contracts and 18,615 tons of aluminum swap contracts with a net liability value of $2.2 million and $1.2 million, respectively.  We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  For the three months ended March 31, 2018, we recognized a loss of $0.4 million associated with our metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2018 would increase or decrease the fair value of commodity derivative contracts by $1.8 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2018.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2018 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

Except for the risk factor below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The non-guarantor subsidiaries represented, respectively, 11.3% and 9.8% of our net sales and EBITDA for the three months ended March 31, 2018. In addition, these non-guarantor subsidiaries represented respectively, 14.1% and 13.0% of our assets and liabilities, as of March 31, 2018.

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

Date: May 2, 2018