Form 10-Q
period 2018-06-30
Ryerson Holding Corp
filed 2018-08-01
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 37,295,942 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,057.1	$875.4	$1,998.4	$1,689.9
Cost of materials sold	871.8	735.0	1,648.2	1,388.9
Gross profit	185.3	140.4	350.2	301.0
Warehousing, delivery, selling, general, and administrative	138.9	118.6	269.4	238.0
Operating profit	46.4	21.8	80.8	63.0
Other income and (expense), net	1.1	1.0	4.7	3.4
Interest and other expense on debt	(23.9)	(22.8)	(47.2)	(44.6)
Income before income taxes	23.6	—	38.3	21.8
Provision (benefit) for income taxes	6.2	(0.8)	10.3	6.0
Net income	17.4	0.8	28.0	15.8
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.2	0.1	0.4
Net income attributable to Ryerson Holding Corporation	$17.5	$0.6	$27.9	$15.4
Comprehensive income	$15.2	$9.3	$24.8	$25.6
Less: Comprehensive income attributable to noncontrolling interest	—	0.2	0.2	0.7
Comprehensive income attributable to Ryerson Holding Corporation	$15.2	$9.1	$24.6	$24.9
Basic earnings per share	$0.47	$0.02	$0.75	$0.41
Diluted earnings per share	$0.46	$0.02	$0.74	$0.41

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$28.0	$15.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23.1	22.2
Stock-based compensation	1.7	1.1
Deferred income taxes	8.2	6.0
Provision for allowances, claims, and doubtful accounts	1.4	0.4
Other-than-temporary impairment charge on equity investments	—	0.2
Non-cash (gain) loss from derivatives	(1.5)	0.5
Other items	—	(0.7)
Change in operating assets and liabilities:
Receivables	(127.0)	(101.4)
Inventories	(94.3)	(75.8)
Other assets	(0.9)	(1.8)
Accounts payable	145.5	68.7
Accrued liabilities	13.6	0.4
Accrued taxes payable/receivable	2.6	(1.1)
Deferred employee benefit costs	(18.3)	(16.0)
Net adjustments	(45.9)	(97.3)
Net cash used in operating activities	(17.9)	(81.5)
Investing activities:
Acquisitions, net of cash acquired	(16.2)	(49.2)
Capital expenditures	(21.4)	(10.2)
Proceeds from sale of property, plant, and equipment	0.4	3.7
Net cash used in investing activities	(37.2)	(55.7)
Financing activities:
Repayment of debt	(0.1)	(0.1)
Net proceeds of short-term borrowings	1.7	69.3
Purchase of subsidiary shares from noncontrolling interest	(0.2)	—
Credit facility amendment costs	(0.5)	—
Net increase in book overdrafts	8.0	45.4
Principal payments on capital lease obligations	(5.9)	(4.7)
Proceeds from sale-leaseback transactions	4.5	22.4
Net cash provided by financing activities	7.5	132.3
Net decrease in cash, cash equivalents, and restricted cash	(47.6)	(4.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.2)	1.4
Net change in cash, cash equivalents, and restricted cash	(49.8)	(3.5)
Cash, cash equivalents, and restricted cash—beginning of period	78.5	81.7
Cash, cash equivalents, and restricted cash—end of period	$28.7	$78.2
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$43.9	$41.5
Income taxes, net	0.9	1.3
Noncash investing activities:
Asset additions under capital leases and sale-leasebacks	$9.4	$32.6
Asset additions under financing arrangements	4.2	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27.6	$77.4
Restricted cash	1.1	1.1
Receivables less provision for allowances, claims, and doubtful accounts of $2.0 in 2018 and $4.9 in 2017	505.6	376.3
Inventories	701.1	616.5
Prepaid expenses and other current assets	48.3	32.6
Total current assets	1,283.7	1,103.9
Property, plant, and equipment, at cost	777.9	742.7
Less: Accumulated depreciation	336.6	319.8
Property, plant and equipment, net	441.3	422.9
Deferred income taxes	8.4	17.9
Other intangible assets	45.9	46.9
Goodwill	120.3	115.3
Deferred charges and other assets	6.3	5.0
Total assets	$1,905.9	$1,711.9
Liabilities
Current liabilities:
Accounts payable	$430.1	$275.0
Salaries, wages, and commissions	48.3	40.3
Other accrued liabilities	74.6	58.4
Short-term debt	29.9	21.3
Current portion of deferred employee benefits	7.7	7.7
Total current liabilities	590.6	402.7
Long-term debt	1,023.0	1,024.4
Deferred employee benefits	221.8	243.5
Other noncurrent liabilities	49.3	48.7
Total liabilities	1,884.7	1,719.3
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2018 and 2017	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,508,442 and 37,421,081 shares issued at 2018 and 2017, respectively	0.4	0.4
Capital in excess of par value	379.4	377.6
Accumulated deficit	(63.9)	(95.1)
Treasury stock at cost – Common stock of 212,500 shares in 2018 and 2017	(6.6)	(6.6)
Accumulated other comprehensive loss	(290.6)	(286.3)
Total Ryerson Holding Corporation stockholders’ equity (deficit)	18.7	(10.0)
Noncontrolling interest	2.5	2.6
Total equity (deficit)	21.2	(7.4)
Total liabilities and equity	$1,905.9	$1,711.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 56% of our issued and outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which created Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (“ASC 605”). The guidance in ASU 2014-09 and subsequently issued amendments outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  The new standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers including significant judgments and changes in judgments. We adopted the new standard effective January 1, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. See Note 12: Revenue Recognition for further details.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, and in February 2018, the FASB issued ASU 2018-03, “Technical corrections and improvements to Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in net income.  Under prior guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The update is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance for our fiscal year beginning January 1, 2018. The adoption of this guidance resulted in a reclassification of $1.0 million from accumulated other comprehensive income to retained earnings.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”.  The amendment requires entities to disaggregate the service cost component from the other components of net benefit cost and limits the capitalization of net benefit cost to only the service cost component.  The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of comprehensive income.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2017.  The disclosure requirements of the amendments should be applied retrospectively and the requirements concerning capitalization of the net service costs should be applied prospectively.  We adopted this guidance for our fiscal year beginning January 1, 2018.  The adoption of this guidance resulted in a $1.9 and $4.0 million reclassification between warehousing, delivery, selling, general, and administrative and other income and (expense), net within the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017, respectively, with no impact on gross margins, and overall did not have a material impact on our consolidated financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$27.6	$77.4
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$28.7	$78.5

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2018 and December 31, 2017 as follows:

	June 30,	December 31,
	2018	2017
	(In millions)
In process and finished products	$701.1	$616.5

If current cost had been used to value inventories, such inventories would have been $15 million and $71 million lower than reported at June 30, 2018 and December 31, 2017, respectively. Approximately 89% of inventories are accounted for under the LIFO method at June 30, 2018 and December 31, 2017. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.2 million and $8.9 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million and $115.3 million at June 30, 2018 and December 31, 2017, respectively. We recognized $5.0 million and $12.1 million of additional goodwill during the first six months of 2018 and 2017, respectively, related to the acquisitions discussed in Note 6: Acquisitions. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2017, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first six months of 2018 and 2017, we recognized $2.1 million and $12.2 million, respectively, in intangibles related to the acquisitions discussed in Note 6: Acquisitions. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On April 2, 2018, Ryerson Holding acquired Fanello Industries, LLC (“Fanello”), a privately owned metal service company located in Lavonia, Georgia. The acquisition is not material to our consolidated financial statements.

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

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In millions)
Ryerson Credit Facility	$384.8	$384.2
11.00% Senior Secured Notes due 2022	650.0	650.0
Foreign debt	22.5	21.3
Other debt	8.0	3.9
Unamortized debt issuance costs and discounts	(12.4)	(13.7)
Total debt	1,052.9	1,045.7
Less: Short-term foreign debt	22.5	21.3
Less: Other short-term debt	7.4	—
Total long-term debt	$1,023.0	$1,024.4

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility, to reduce the total facility size from $1.0 billion to $750 million (as amended, the “Old Credit Facility”), reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. On June 28, 2018, Ryerson entered into a second amendment with respect to the revolving credit facility to increase the facility size from $750 million to $1 billion (as amended, the “Ryerson Credit Facility”).

At June 30, 2018, Ryerson had $384.8 million of outstanding borrowings, $12 million of letters of credit issued, and $363 million available under the Ryerson Credit Facility compared to $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available at December 31, 2017. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds

Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.2 percent and 2.8 percent at June 30, 2018 and December 31, 2017, respectively.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

Foreign Debt

At June 30, 2018, Ryerson China’s foreign borrowings were $22.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by inventory and property, plant, and equipment. At December 31, 2017, Ryerson China’s foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $23 million and $25 million at June 30, 2018 and December 31, 2017.  Letters of credit issued by our foreign subsidiaries were  $3 million at June 30, 2018 and December 31, 2017.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three and six month periods ended June 30, 2018 and 2017 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$—	$1	$—	$—
Interest cost	6	6	—	—
Expected return on assets	(10)	(11)	—	—
Recognized actuarial (gain) loss	4	4	(2)	(2)
Net periodic benefit credit	$—	$—	$(2)	$(2)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$—	$1	$—	$—
Interest cost	12	13	1	1
Expected return on assets	(20)	(21)	—	—
Recognized actuarial (gain) loss	8	7	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit credit	$—	$—	$(4)	$(4)

The Company has contributed $12 million to the pension plan fund through the six months ended June 30, 2018 and anticipates that it will have a minimum required pension contribution funding of approximately $15 million for the remaining six months of 2018.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2018 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have a receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swap as of June 30, 2018 was an asset of $2.2 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$2.6	$2.8	Other accrued liabilities	$2.3	$3.9
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	0.1	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	2.2	1.0	Other noncurrent liabilities	—	—
Total derivatives		$5.0	$3.9		$2.3	$3.9

As of June 30, 2018 and December 31, 2017, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $7.0 million and $5.1 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had 371 tons and 453 tons, respectively, of nickel swap contracts related to forecasted purchases. As of June 30, 2018 and December 31, 2017, the Company had 11,700 tons and 5,252 tons, respectively, of hot roll coil swap contracts related to forecasted purchases. The Company has aluminum swap contracts related to forecasted purchases, which had a notional amount of 19,598 tons and 15,102 tons as of June 30, 2018 and December 31, 2017, respectively. The Company had zero tons and 3,402 tons of zinc contracts as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had a notional amount of $150 million of the Ryerson Credit Facility hedged by an interest rate swap.

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2018	2017	2018	2017
		(In millions)
Metal commodity contracts	Cost of materials sold	$1.7	$0.5	$1.3	$1.8
Foreign exchange contracts	Other income and (expense), net	(0.1)	(0.1)	0.1	(0.1)
Total		$1.6	$0.4	$1.4	$1.7

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2018	2017	2018	2017
		(In millions)
Interest rate swaps	Interest and other expense on debt	$0.1	$(0.3)	$0.1	$(0.4)

As of June 30, 2018, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest income is approximately $1.1 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2018:

	At June 30, 2018
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets:
Equity securities	$0.1	$—	$—
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.6	$—
Foreign exchange contracts	—	0.2	—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	2.2	—
Total derivatives	$—	$5.0	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.3	$—

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2017:

	At December 31, 2017
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets:
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

The carrying and estimated fair values of our financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	At June 30, 2018		At December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$27.6	$27.6	$77.4	$77.4
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provision for allowances, claims, and doubtful accounts	505.6	505.6	376.3	376.3
Accounts payable	430.1	430.1	275.0	275.0
Long-term debt, including current portion	1,052.9	1,122.1	1,045.7	1,125.9

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

Equity Securities

The Company had $0.1 million of equity securities, classified within “Prepaid expenses and other current assets,” as of June 30, 2018 and December 31, 2017.

Subsequent to the adoption of ASU 2016-01, management values these investments at fair value with changes in fair value recognized in other income (expense), net. The amount of gain (loss) recognized in the Condensed Consolidated Statement of Comprehensive Income in the three and six month periods ended June 30, 2018 was zero.

Prior to the adoption of ASU 2016-01, management valued these investments at fair value with changes in fair value recognized in accumulated other comprehensive income.  The balance of $1.0 million outstanding within accumulated other comprehensive income related to these investments at December 31, 2017 was reclassed to retained earnings upon the adoption of ASU 2016-01.

There is no maturity date for these investments. Sales during the six months ended June 30, 2018 were immaterial.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2018	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	27.9	—	—	—	—	0.1	28.0
Foreign currency translation	—	—	—	—	—	—	(3.8)	—	—	—	0.1	(3.7)
Foreign currency loss on intra-entity transactions	—	—	—	—	—	—	(2.3)	—	—	—	—	(2.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	1.9	—	—	—	1.9
Adoption of accounting principal ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principal ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	87	—	—	—	1.7	—	—	—	—	—	—	1.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	0.1	—	—	—	—	—	(0.3)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $0.3	—	—	—	—	—	—	—	—	—	0.9	—	0.9
Balance at June 30, 2018	37,508	$0.4	213	$(6.6)	$379.4	$(63.9)	$(47.7)	$(244.4)	$—	$1.5	$2.5	$21.2

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2018	$(41.6)	$(246.3)	$0.6
Other comprehensive income (loss) before reclassifications	(6.1)	—	1.0
Amounts reclassified from accumulated other comprehensive income into net income	—	1.9	(0.1)
Net current-period other comprehensive income (loss)	(6.1)	1.9	0.9
Balance at June 30, 2018	$(47.7)	$(244.4)	$1.5

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2018:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2018		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Cash flow hedge - interest rate swap
Realized swap interest income	$(0.1)	$(0.1)	Interest and other expense on debt
Tax provision	—	—
Net of tax	$(0.1)	$(0.1)
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$2.1	$4.1	Warehousing, delivery, selling, general, and administrative
Prior service credits	(0.8)	(1.5)	Warehousing, delivery, selling, general, and administrative
Total before tax	1.3	2.6
Tax benefit	(0.4)	(0.7)
Net of tax	$0.9	$1.9

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2017:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2017		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Other-than-temporary impairment
Other-than-temporary impairment charge	$0.2	$0.2	Other income and (expense), net
Tax benefit	(0.1)	(0.1)
Net of tax	$0.1	$0.1
Cash flow hedge - interest rate swap
Realized swap interest loss	$0.3	$0.4	Interest and other expense on debt
Tax benefit	(0.1)	(0.1)
Net of tax	$0.2	$0.3
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial gain	$(3.7)	$(2.1)	Warehousing, delivery, selling, general, and administrative
Prior service credits	(0.7)	(1.5)	Warehousing, delivery, selling, general, and administrative
Total before tax	(4.4)	(3.6)
Tax provision	1.7	1.4
Net of tax	$(2.7)	$(2.2)

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

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our Condensed Consolidated Balance Sheet.  The adjustment to retained earnings was the result of changing the accounting for revenues associated with custom products with no alternative use for which we have an enforceable right to payment, from point in time recognition to over time recognition. The revenues associated with the products and services that were partially satisfied at January 1, 2018 which were included in the modified transition method adjustment aggregated $12.3 million. The net impact on retained earnings associated with these revenues was $2.3 million. For all adjustments and changes as a result of adopting ASC 606 for the current period, please refer to the section “Impacts on Financial Statements” below.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, the Company has disclosed the accounting policies in effect prior to January 1, 2018, as well as the policies it has applied starting January 1, 2018.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in Warehousing, delivery, selling, general, and administrative expense. The balance recognized related to shipping and handling costs was a net contract liability of $0.1 million as of June 30, 2018.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2018	2017	2018	2017
Carbon Steel Flat	28%	28%	27%	28%
Carbon Steel Plate	11	10	11	10
Carbon Steel Long	12	12	12	12
Stainless Steel Flat	17	18	17	18
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	4	4	4
Aluminum Flat	16	15	16	15
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	1	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2018	2017	2018	2017
			(In millions)
United States	$938.7	$773.6	$1,774.0	$1,491.6
Foreign countries	118.4	101.8	224.4	198.3
Total	$1,057.1	$875.4	$1,998.4	$1,689.9

As stated above, revenue is recognized either at a point in time or over time based on the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

Timing of Revenue Recognition	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue on products with an alternative use	88%	89%
Revenue on products with no alternative use	12	11
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $507.6 million and $381.2 million as of June 30, 2018 and at the adoption of ASC 606, respectively.

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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(In millions)		(In millions)
Beginning Balance	$14.6	$4.3	$14.2	$3.9
Transferred to receivables from contract assets recognized at January 1, 2018	(1.7)	—	(11.8)	—
Satisfied contract liability from beginning of the period	—	(0.1)	—	(0.3)
Net contract assets and liabilities added for products with no alternative during the period	0.5	0.2	9.0	0.2
Contract assets and liabilities acquired	0.3	—	0.3	—
Changes to reserves	3.1	(0.3)	3.3	(1.5)
Reclass from contract liability to contract asset	—	—	1.8	1.8
Ending Balance	$16.8	$4.1	$16.8	$4.1

Impacts on Financial Statements

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Statement of Operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	ASC 606 Adjustments	Balances without adoption of ASC 606	As Reported	ASC 606 Adjustments	Balances without adoption of ASC 606
				(In millions)
Net sales	$1,057.1	$1.1	$1,058.2	$1,998.4	$2.7	$2,001.1
Cost of materials sold	871.8	1.9	873.7	1,648.2	3.7	1,651.9
Gross profit	185.3	(0.8)	184.5	350.2	(1.0)	349.2
Warehousing, delivery, selling, general, and administrative	138.9	(0.1)	138.8	269.4	0.1	269.5
Operating profit	46.4	(0.7)	45.7	80.8	(1.1)	79.7
Other income and (expense), net	1.1	—	1.1	4.7	—	4.7
Interest and other expense on debt	(23.9)	—	(23.9)	(47.2)	—	(47.2)
Income before income taxes	23.6	(0.7)	22.9	38.3	(1.1)	37.2
Provision for income taxes	6.2	(0.2)	6.0	10.3	(0.3)	10.0
Net income	17.4	(0.5)	16.9	28.0	(0.8)	27.2
Less: Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1	—	0.1
Net income attributable to Ryerson Holding Corporation	$17.5	$(0.5)	$17.0	$27.9	$(0.8)	$27.1
Basic earnings per share	$0.47	$(0.02)	$0.45	$0.75	$(0.02)	$0.73
Diluted earnings per share	$0.46	$(0.01)	$0.45	$0.74	$(0.02)	$0.72

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Statement of Cash Flows:

	As reported June 30, 2018	ASC 606 Adjustments	Balances without adoption of ASC 606
	(In millions)
Operating activities:
Net income	$28.0	$(0.8)	$27.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	$8.2	$(0.3)	7.9
Other non cash adjustments	24.7	—	24.7
Change in operating assets and liabilities:
Receivables	(127.0)	—	(127.0)
Inventories	(94.3)	3.7	(90.6)
Other assets	(0.9)	(2.7)	(3.6)
Accounts payable	145.5	—	145.5
Accrued liabilities	13.6	0.1	13.7
Accrued taxes payable/receivable	2.6	—	2.6
Deferred employee benefit costs	(18.3)	—	(18.3)
Net adjustments	(45.9)	0.8	(45.1)
Net cash used in operating activities	(17.9)	—	(17.9)

The following table summarizes the impacts of adopting ASC 606 on the Company’s current year Condensed Consolidated Balance Sheet:

	As reported June 30, 2018	ASC 606 Adjustments	Balances without adoption of ASC 606
	(In millions)
Cash, cash equivalents, and restricted cash	$28.7	$—	$28.7
Accounts receivable, net	505.6	(0.4)	505.2
Inventories	701.1	7.3	708.4
Prepaid expenses and other current assets	48.3	(16.8)	31.5
Total current assets	1,283.7	(9.9)	1,273.8
Property, plant and equipment, net	441.3	—	441.3
Deferred income taxes	8.4	1.0	9.4
Goodwill	120.3	0.3	120.6
Other noncurrent assets	52.2	—	52.2
Total assets	$1,905.9	$(8.6)	$1,897.3
Accounts payable	$430.1	$—	$430.1
Salaries, wages and commissions	48.3	—	48.3
Other accrued liabilities	74.6	(5.5)	69.1
Short-term debt	29.9	—	29.9
Current portion of deferred employee benefits	7.7	—	7.7
Total current liabilities	590.6	(5.5)	585.1
Long-term debt	1,023.0	—	1,023.0
Deferred employee benefits	221.8	—	221.8
Other noncurrent liabilities	49.3	—	49.3
Total liabilities	1,884.7	(5.5)	1,879.2
Accumulated deficit	(63.9)	(3.1)	(67.0)
Additional paid-in capital, accumulated other comprehensive loss, and noncontrolling interest	85.1	—	85.1
Total equity (deficit)	21.2	(3.1)	18.1
Total liabilities and equity	$1,905.9	$(8.6)	$1,897.3

NOTE 13: INCOME TAXES

For the three months ended June 30, 2018, the Company recorded income tax expense of $6.2 million compared to an income tax benefit of $0.8 million in the prior year. The $6.2 million tax expense for the three months ended June 30, 2018 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. For the six months ended June 30, 2018, the Company recorded income tax expense of $10.3 million compared to $6.0 million in the prior year. The $10.3 million tax expense for the six months ended June 30, 2018 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The effective tax rate for the three and six month periods ended June 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017. We continue to analyze the different aspects of the U.S. Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $24.2 million and $24.4 million at June 30, 2018 and December 31, 2017, respectively.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of these provisions. However, at June 30, 2018, we have estimated the income tax expense associated with the current year to be $0.5 million.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2018	2017	2018	2017
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$17.5	$0.6	$27.9	$15.4
Denominator:
Weighted average shares outstanding	37,294,982	37,172,472	37,252,020	37,152,655
Dilutive effect of stock-based awards	330,769	120,698	333,151	136,438
Weighted average shares outstanding adjusted for dilutive securities	37,625,751	37,293,170	37,585,171	37,289,093

Earnings per share
Basic	$0.47	$0.02	$0.75	$0.41
Diluted	$0.46	$0.02	$0.74	$0.41

NOTE 15: SUBSEQUENT EVENTS

On July 2, 2018, JT Ryerson completed the previously announced acquisition of Central Steel & Wire Company, a Delaware corporation (“Central Steel & Wire”), pursuant to the terms of the previously announced Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 4, 2018, by and among JT Ryerson, Hunter MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of JT Ryerson (“Merger Sub”), Central Steel & Wire, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative of Central Steel & Wire’s stockholders thereunder.  Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Central Steel & Wire (the “Merger”), with Central Steel & Wire surviving the Merger and continuing as a wholly-owned subsidiary of JT Ryerson.  The acquisition was financed through borrowings on the Ryerson Credit Facility.

Central Steel & Wire is a leading metal service center with locations across the central and eastern United States.  Central Steel & Wire employs approximately 900 people and operates out of six locations offering custom solutions utilizing value-add processing and a full line of metal products.

In connection with the closing of the transaction, shareholders of Central Steel & Wire will receive approximately $150.8 million, or approximately $616.32 per share of Central Steel & Wire common stock outstanding as of the closing. In addition, shareholders of Central Steel & Wire as of the closing of the transaction are eligible to receive up to $7.5 million in the aggregate of additional consideration, which is representative of the amount held back in the transaction to allow for the final determination of Central Steel & Wire’s actual net working capital and net cash (after deducting transaction expenses). Further, if actual net working capital and net cash (after deducting transaction expenses) exceeds the estimated amounts used to calculate the closing payment, shareholders will receive additional consideration for the amount above such estimates. An additional $1 million has been held back to cover the expenses of the shareholders’ representative, the balance of which, to the extent not used, will also be distributed to Central Steel & Wire’s shareholders as of the closing of the transaction on a pro rata basis. Ryerson will also assume approximately $8.9 million in transaction related obligations of Central Steel & Wire as a result of the closing, including certain transaction expenses and retention and change in control payments.

The final determination of the purchase price allocation is expected to be completed as soon as practicable after consummation of the acquisition. Due to the limited amount of time between the acquisition date and the date of this filing, it is not practicable for Ryerson to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, and (ii) pro forma revenues and earnings of the combined company for the period ended June 30, 2018.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and therefore difficult to predict. In the first half of 2018, we saw improved demand and pricing when viewed against the prior year period. According to the Metal Service Center Institute, North American service center volumes increased by 4.3 percent compared to the year-ago period. Ryerson experienced quarterly year-over-year volume growth in nearly all end markets, most notably in commercial ground transportation, consumer durable equipment, and oil & gas sectors. Compared to the first quarter of 2018, Ryerson also experienced growth in almost all end markets as the Company continued to execute well within improved industrial demand conditions experienced thus far in 2018.

The U.S. industrial production index, as measured by the Federal Reserve, has remained elevated through June registering year-over-year monthly growth of three percent or more since February 2018. Trade policy actions continue to impact import levels, which are 10 percent lower in the first half of 2018 compared to the prior year period as reported by the U.S. Census Bureau. Improved industrial metal commodity prices supported higher average selling prices, as CRU hot-rolled carbon steel, LME nickel, and Midwest aluminum prices in the second quarter of 2018 were higher than in the first quarter of 2018. Overall, Ryerson’s average selling prices have appreciated 12.3% as of June 2018 year-to-date compared to the prior year period.

Recent Industry Developments

On March 1, 2018, the White House announced a 25 percent tariff on all imported steel products and 10 percent tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act. Subsequently, the White House announced steel quotas, in lieu of tariffs, with South Korea. On May 1, 2018, the White House further announced agreements-in-principle with Argentina, Australia, and Brazil for permanent exemptions from the tariffs in exchange for export quotas or voluntary export restraints, with the exception of Australia which has not agreed to quotas at the time of this release. Further trade actions announced by the U.S. under Section 301 of the Trade Act of 1974 imposed a 25% additional duty on $34 billion worth of Chinese imports effective July 6, 2018. Ryerson expects upward price pressure on metal products in the U.S. to the extent the Section 232 tariffs or other trade actions remain enacted with U.S. trading partners.

Foreign administrations have responded to the trade actions imposed by the U.S. with trade actions in kind, adding further uncertainty to U.S. pricing and supply conditions.

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

Cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs, and direct and indirect internal processing costs. The cost of materials sold fluctuates with our sales volume and our ability to purchase metals at competitive prices. Increases in sales volume generally enable us both to improve purchasing leverage with suppliers, as we buy larger quantities of metals inventories.

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

Results of Operations—Comparison of Three and Six Months Ended June 30, 2018 to Three and Six Months Ended June 30,  2017

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,057.1	100.0%	$875.4	100.0%	$1,998.4	100.0%	$1,689.9	100.0%
Cost of materials sold	871.8	82.5	735.0	84.0	1,648.2	82.5	1,388.9	82.2
Gross profit	185.3	17.5	140.4	16.0	350.2	17.5	301.0	17.8
Warehousing, delivery, selling, general, and administrative expenses	138.9	13.1	118.6	13.5	269.4	13.5	238.0	14.1
Operating profit	46.4	4.4	21.8	2.5	80.8	4.0	63.0	3.7
Other expenses	(22.8)	(2.2)	(21.8)	(2.5)	(42.5)	(2.1)	(41.2)	(2.4)
Income before income taxes	23.6	2.2	—	—	38.3	1.9	21.8	1.3
Provision (benefit) for income taxes	6.2	0.5	(0.8)	(0.1)	10.3	0.5	6.0	0.4
Net income	17.4	1.7	0.8	0.1	28.0	1.4	15.8	0.9
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	—	0.2	—	0.1	—	0.4	—
Net income attributable to Ryerson Holding Corporation	$17.5	1.7%	$0.6	0.1%	$27.9	1.4%	$15.4	0.9%
Basic earnings per share	$0.47		$0.02		$0.75		$0.41
Diluted earnings per share	$0.46		$0.02		$0.74		$0.41

Net sales

The following table shows our percentage of sales revenue by major product lines for thethree and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2018	2017	2018	2017
Carbon Steel Flat	28%	28%	27%	28%
Carbon Steel Plate	11	10	11	10
Carbon Steel Long	12	12	12	12
Stainless Steel Flat	17	18	17	18
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	4	4	4
Aluminum Flat	16	15	16	15
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	1	2	2	2
Total	100%	100%	100%	100%

	June 30,		Dollar	Percentage
	2018	2017	change	change
	($ in millions)
Net sales (three-months ended)	$1,057.1	$875.4	$181.7	20.8%
Net sales (six-months ended)	$1,998.4	$1,689.9	$308.5	18.3%

	June 30,		Tons	Percentage
	2018	2017	change	change
	(in thousands)
Tons sold (three-months ended)	543	518	25	4.8%
Tons sold (six-months ended)	1,069	1,015	54	5.3%

	June 30,		Price	Percentage
	2018	2017	change	change
Average selling price per ton sold (three-months ended)	$1,947	$1,690	$257	15.2%
Average selling price per ton sold (six-months ended)	$1,869	$1,665	$204	12.3%

Revenue for the three-month and six-month periods ended June 30, 2018 increased from the same periods a year ago due to higher average selling prices and higher tons sold reflecting improved economic conditions in the metals market.  Average selling price increased for all of our product lines in the three-month and six-month periods ended June 30, 2018 with the largest increases in our carbon plate, aluminum plate, stainless plate, and aluminum long products. Tons sold increased in the  three-month and six-month periods ended June 30, 2018 for nearly all of our product lines with the largest increases in our aluminum flat, stainless plate, aluminum plate, and carbon plate product lines.

Cost of materials sold

	June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$871.8	82.5%	$735.0	84.0%	$136.8	18.6%
Cost of materials sold (six-months ended)	$1,648.2	82.5%	$1,388.9	82.2%	$259.3	18.7%

	June 30,		Cost	Percentage
	2018	2017	change	change
Average cost of materials sold per ton sold (three-months ended)	$1,606	$1,419	$187	13.2%
Average cost of materials sold per ton sold (six-months ended)	$1,541	$1,368	$173	12.6%

The increase in cost of materials sold in the three-month and six-month month periods ended June 30, 2018 compared to the same periods a year ago is primarily due to an increase in average cost of materials sold per ton and the increase in tons sold. The average cost of materials sold increased across all product lines with the average cost of materials sold for our carbon plate, aluminum long, and stainless plate product lines increasing more than our other products during the three-month period ending June 30, 2018, which was a slower increase than the increase in average selling price per ton for these products compared to the second quarter of 2017. During the second quarter of 2018, LIFO expense was $43.9 million compared to LIFO expense of $14.2 million in the second quarter of 2017. In the first six months of 2018, LIFO expense was $57.2 million compared to LIFO expense of $37.4 million in the first six months of 2017. LIFO expense in the first six months of 2017 was offset by a $23.9 million credit to reverse the lower of cost or market inventory reserve.

Gross profit

	June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$185.3	17.5%	$140.4	16.0%	$44.9	32.0%
Gross profit (six-months ended)	$350.2	17.5%	$301.0	17.8%	$49.2	16.3%

Gross profit increased in the three-month and six-month periods of 2018 compared to the same periods a year ago due to the increases in average selling price and tons sold. During the second quarter of 2018, our revenue per ton increased at a faster pace than the increase in cost of materials sold per ton resulting in higher gross margins compared to the second quarter of 2017.

Operating expenses

	June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three-months ended)	$138.9	13.1%	$118.6	13.5%	$20.3	17.1%
Warehousing, delivery, selling, general, and administrative expenses (six-months ended)	$269.4	13.5%	$238.0	14.1%	$31.4	13.2%

Total operating expenses increased in the  three-month and six-month periods ended June 30, 2018 compared to the same periods of 2017 primarily due to improved demand and higher employment levels as well as general inflationary factors, which caused higher incentive bonus accruals ($10.4 million higher in the second quarter of 2018 and $12.0 higher in the first six months of 2018), higher salaries and wages ($3.2 million higher in the second quarter of 2018 and $6.5 million higher in the first six months of 2018), higher delivery costs ($2.7 million higher in the second quarter of 2018 and $4.6 million higher in the first six months of 2018)  higher facility expenses ($1.6 million higher in the second quarter of 2018 and $3.8 million higher in the first six months of 2018), primarily caused by higher operating supplies and depreciation expense, and higher purchase consideration and acquisition costs ($1.4 million in the second quarter of 2018 and $2.2 million higher in the first six months of 2018). The decrease in our operating expenses as a percentage of sales over these same periods is due to our higher sales levels resulting from higher metals pricing and demand.

Operating profit

	June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three-months ended)	$46.4	4.4%	$21.8	2.5%	$24.6	112.8%
Operating profit (six-months ended)	$80.8	4.0%	$63.0	3.7%	$17.8	28.3%

Our operating profit increased in the three-month and six-month periods of 2018 compared to the same periods a year ago, primarily due to the increase in tons sold in both periods as discussed above and the increase in gross margins in the three-month period ending March 31, 2018.

Other expenses

	June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(23.9)	(2.3)%	$(22.8)	(2.6)%	$(1.1)	4.8%
Interest and other expense on debt (six-months ended)	$(47.2)	(2.4)%	$(44.6)	(2.6)%	$(2.6)	5.8%

Other income and (expense), net (three-months ended)	$1.1	0.1%	$1.0	—	$0.1	10.0%
Other income and (expense), net (six-months ended)	$4.7	0.3%	$3.4	0.2%	$1.3	38.2%

Interest and other expense on debt increased in the three-month and six-month periods ended June 30, 2018 compared to the same periods a year ago, primarily due to a higher level of credit facility borrowings outstanding resulting from increased working capital requirements and higher interest rates on credit facility borrowings in the three-month and six-month periods of 2018. The other income in the three-month and six-month periods ended June 30, 2018 was primarily related to credits from net periodic benefit cost other than service cost and foreign currency losses in the second quarter of 2018 and foreign currency gains in the first six months of 2018. The other income in the three-month and six-month periods ended June 30, 2017 was primarily related to credits from net periodic benefit cost other than service cost partially offset by foreign currency losses.

Provision for income taxes. In the second quarter of 2018, the Company recorded income tax expense of $6.2 million compared to an income tax benefit of $0.8 million in the second quarter of 2017. In the first six months of 2018, the Company recorded income tax expense of $10.3 million compared to $6.0 million in the first six months of 2017. The income tax expense or benefit recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The effective tax rate for the three-month and six-month periods ended June 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) in December 2017. We continue to analyze the different aspects of the U.S. Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Earnings per share. Basic earnings per share was $0.47 in the second quarter of 2018 and $0.75 in the first six months of 2018 compared to basic earnings per share of $0.02 in the second quarter of 2017 and $0.41 in the first six months of 2017. Diluted earnings per share was $0.46 in the second quarter of 2018 and $0.74 in the first six months of 2018 compared to diluted earnings per share of $0.02 in the second quarter of 2017 and $0.41 in the first six months of 2017. The changes in earnings per share are due to the results of operations discussed above.

Liquidity

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the $1 billion revolving credit facility (the “Ryerson Credit Facility”) that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2018	2017
	(In millions)

Net cash used in operating activities	$(17.9)	$(81.5)
Net cash used in investing activities	(37.2)	(55.7)
Net cash provided by financing activities	7.5	132.3
Effect of exchange rates on cash and cash equivalents	(2.2)	1.4
Net decrease in cash and cash equivalents	$(49.8)	$(3.5)

We had cash and cash equivalents of $27.6 million at June 30, 2018, compared to $77.4 million at December 31, 2017. We had zero and $28 million of qualified cash pledged as collateral at June 30, 2018 and December 31, 2017, respectively. We had $1,053 million and $1,046 million of total debt outstanding at June 30, 2018 and December 31, 2017, respectively, and a debt-to-capitalization ratio of 98% at June 30, 2018 and 101% at December 31, 2017. We had total liquidity (defined as cash and cash equivalents, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $414 million at June 30, 2018 versus $338 million at December 31, 2017. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2018	December 31, 2017
	(In millions)

Cash and cash equivalents	$28	$77
Less: Qualified cash pledged as collateral	—	(28)
Availability under Ryerson Credit Facility and foreign debt facilities	386	289
Total liquidity	$414	$338

Of the total cash and cash equivalents, as of June 30, 2018, $11.7 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash used in operating activities of $17.9 million in the first six months of 2018 was primarily due to an increase in accounts receivable of $127.0 million resulting from higher sales levels in the first six months of 2018 compared to year-end 2017, an increase in inventory of $94.3 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first six months of 2018, and pension contributions of $11.6 million. Partially offsetting the cash outflows was an increase in accounts payable of $145.5 million due to a higher level of material purchases at the end of the second quarter of 2018 compared to year-end 2017, net income in the first six months of 2018 of $28.0 million, non-cash depreciation and amortization expense of $23.1 million, and an increase in accrued liabilities of $13.6 million. Net cash used in operating activities of $81.5 million in the first six months of 2017 was primarily due to an increase in accounts receivable of $101.4 million resulting from higher sales levels in the first six months of 2017 compared to year-end 2016, an increase in inventory of $75.8 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first six months of 2017 and pension contributions of $8.5 million. Partially offsetting the cash outflows were an increase in accounts payable of $68.7 million resulting from a higher level of material purchases at the end of the first six months of 2017 compared to year-end 2016, non-cash depreciation and amortization expense of $22.2 million, and net income of $15.8 million.

Investing activities. Capital expenditures during the first six months of 2018 totaled $21.4 million compared to $10.2 million in the first six months of 2017. During the first six months of 2018 we paid $16.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of Fanello Industries. During the first six months of 2017 we paid $49.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $0.4 million and $3.7 million during the first six months of 2018 and 2017, respectively.

Financing activities. Net cash provided by financing activities in the first six months of 2018 was $7.5 million compared to net cash provided by financing activities of $132.3 million in the first six months of 2017. Net cash provided by financing activities in the first six months of 2018 was primarily related to an increase in book overdrafts of $8.0 million and proceeds of $4.5 million from sale-leaseback transactions, partially offset by $5.9 million of principal payments under capital lease obligations. Net cash provided by financing activities in the first six months of 2017 was primarily related to an increase in credit facility borrowings of $69.3 million, an increase in book overdrafts of $45.4 million, and proceeds of $22.4 million from sale leaseback transactions.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the net cash used in operating activities in the first six months of 2018, total debt in the Condensed Consolidated Balance Sheets in the first six months of 2018 increased to $1,052.9 million at June 30, 2018 from $1,045.7 million at December 31, 2017.

 Total debt outstanding as of June 30, 2018 consisted of the following amounts: $384.8 million borrowings under the Ryerson Credit Facility, $650.0 million under the 2022 Notes, $22.5 million of foreign debt, and $8.0 million of other debt, less $12.4 million of unamortized debt issuance costs. Discussion of each of the significant borrowings follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility, to reduce the total facility size from $1.0 billion to $750 million (as amended, the “Old Credit Facility”), reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. On June 28, 2018, Ryerson entered into a second amendment with respect to the revolving credit facility to increase the facility size from $750 million to $1 billion (as amended, the “Ryerson Credit Facility”).

At June 30, 2018, Ryerson had $384.8 million of outstanding borrowings, $12 million of letters of credit issued and $363 million available under the Ryerson Credit Facility compared to $384.2 million of outstanding borrowings, $12 million of letters of credit issued, and $264 million available at December 31, 2017. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate” and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.2 percent and 2.8 percent at June 30, 2018 and December 31, 2017, respectively.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, or create liens or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

Foreign Debt

At June 30, 2018, Ryerson China’s foreign borrowings were $22.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by inventory and property, plant and equipment. At December 31, 2017, Ryerson China’s foreign borrowings were $21.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.7% per annum and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $23 million and $25 million at June 30, 2018 and December 31, 2017. Letters of credit issued by our foreign subsidiaries were $3 million at June 30, 2018 and December 31, 2017, respectively.

Pension Funding

At December 31, 2017, pension liabilities exceeded plan assets by $165 million. We anticipate that we will have a total minimum required pension contribution of approximately $27 million in 2018 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2018, we have made $12 million in pension contributions and anticipate an additional $15 million of contributions in the remaining six months of 2018. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2018.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of June 30, 2018. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at June 30, 2018:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	650	—	—	650	—
Ryerson Credit Facility	385	—	—	385	—
Foreign Debt	22	22	—	—	—
Other Debt	8	8	—	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (3)	321	84	169	68	—
Purchase Obligations (4)	27	27	—	—	—
Operating Leases	108	23	38	24	23
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	39	15	20	4	—
Transition Tax Liability	7	—	1	1	5
Total	$1,568	$179	$228	$1,132	$29

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swap.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices for our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,122 million at June 30, 2018 and $1,126 million at December 31, 2017 as compared with the carrying value of $1,053 million and $1,046 million at June 30, 2018 and December 31, 2017, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2018 by approximately $1.6 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our variability in cash flows from the forecasted payment of currencies other than the functional currency. Our foreign currency contracts were principally used to purchase U.S. dollars and Euros. We had foreign currency contracts with a U.S. dollar notional amount of $7.0 million outstanding at June 30, 2018 and an asset value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2018, the Company recognized a gain of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2018 would increase or decrease the fair value of the foreign currency contracts by $0.1 million.

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

As of June 30, 2018, we had 371 tons of nickel swap contracts and 11,700 tons of hot roll coil swaps contracts, with a net asset value of $0.9 million and $0.7 million, respectively.  As of June 30, 2018, we had 19,598 tons of aluminum swap contracts with a net liability value of $1.3 million.  We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  For the six months ended June 30, 2018, we recognized a gain of $1.3 million associated with our metal commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2018 would increase or decrease the fair value of commodity derivative contracts by $1.9 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2018.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2018 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The non-guarantor subsidiaries represented, respectively, 11.2% and 10.7% of our net sales and EBITDA for the six months ended June 30, 2018. In addition, these non-guarantor subsidiaries represented respectively, 12.4% and 11.3% of our assets and liabilities, as of June 30, 2018.

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
2.1

Agreement and Plan of Merger, dated as of June 4, 2018, by and among Joseph T. Ryerson  & Son, Inc., Hunter MergerCo, Inc., Central Steel and Wire Company, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Stockholder Representative thereunder (incorporated by reference to Exhibit 2.1 to Ryerson Holding Corporation’s Current Report on Form 8-K filed with the SEC on June 5, 2018).

10.1

Amendment No. 2, dated as of June 28, 2018 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson  & Son, Inc., Wilcox-Turret Cold Drawn, Inc., Ryerson Procurement Corporation, Southern Tool Steel, LLC, Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Ryerson Holding Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2018).

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

Date: August 1, 2018