Form 10-Q
period 2019-03-31
Ryerson Holding Corp
filed 2019-05-01
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of April 29, 2019, there were 37,783,761 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$1,230.8	$941.3
Cost of materials sold	999.5	776.4
Gross profit	231.3	164.9
Warehousing, delivery, selling, general, and administrative	163.7	130.5
Restructuring and other charges	0.3	—
Operating profit	67.3	34.4
Other income and (expense), net	(0.8)	3.6
Interest and other expense on debt	(23.9)	(23.3)
Income before income taxes	42.6	14.7
Provision for income taxes	13.0	4.1
Net income	29.6	10.6
Less: Net income attributable to noncontrolling interest	0.1	0.2
Net income attributable to Ryerson Holding Corporation	$29.5	$10.4
Comprehensive income	$33.1	$9.6
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.2
Comprehensive income attributable to Ryerson Holding Corporation	$32.9	$9.4
Basic earnings per share	$0.79	$0.28
Diluted earnings per share	$0.78	$0.28

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$29.6	$10.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.2	11.5
Stock-based compensation	0.8	0.7
Deferred income taxes	11.9	3.0
Provision for allowances, claims, and doubtful accounts	1.3	1.2
Restructuring and other charges	0.3	—
Loss on retirement of debt	0.2	—
Non-cash (gain) loss from derivatives	(2.8)	0.8
Other items	0.3	(0.1)
Change in operating assets and liabilities:
Receivables	(69.8)	(95.7)
Inventories	(69.5)	(62.0)
Other assets	1.0	6.3
Accounts payable	81.0	145.4
Accrued liabilities	(7.3)	18.3
Accrued taxes payable/receivable	(2.8)	0.6
Deferred employee benefit costs	(6.9)	(8.9)
Net adjustments	(48.1)	21.1
Net cash provided by (used in) operating activities	(18.5)	31.7
Investing activities:
Capital expenditures	(11.3)	(7.6)
Proceeds from sale of property, plant, and equipment	8.5	0.1
Net cash used in investing activities	(2.8)	(7.5)
Financing activities:
Repayment of debt	(11.8)	(0.1)
Net proceeds (repayments) of short-term borrowings	21.4	(12.4)
Net increase (decrease) in book overdrafts	12.5	(17.4)
Principal payments on finance lease obligations	(3.0)	(3.1)
Contingent payment related to acquisitions	(0.4)	—
Net cash provided by (used in) financing activities	18.7	(33.0)
Net decrease in cash, cash equivalents, and restricted cash	(2.6)	(8.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.4	(0.9)
Net change in cash, cash equivalents, and restricted cash	(1.2)	(9.7)
Cash, cash equivalents, and restricted cash—beginning of period	24.3	78.5
Cash, cash equivalents, and restricted cash—end of period	$23.1	$68.8
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$6.3	$3.9
Income taxes, net	3.2	0.6
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	82.3	—
Asset additions under operating leases	2.6	—
Asset additions under finance leases and sale-leasebacks	0.1	1.9
Asset additions under financing arrangements	—	0.3
Noncash financing activities:
Short term debt converted to capital lease	7.6	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22.0	$23.2
Restricted cash	1.1	1.1
Receivables less provisions of $3.6 in 2019 and $2.5 in 2018	590.4	521.0
Inventories	876.9	806.3
Prepaid expenses and other current assets	56.9	61.5
Total current assets	1,547.3	1,413.1
Property, plant, and equipment, at cost	839.4	838.4
Less: Accumulated depreciation	358.7	349.4
Property, plant, and equipment, net	480.7	489.0
Operating lease assets	79.9	—
Other intangible assets	56.3	58.1
Goodwill	120.3	120.3
Deferred charges and other assets	5.2	5.8
Total assets	$2,289.7	$2,086.3
Liabilities
Current liabilities:
Accounts payable	$483.5	$390.2
Salaries, wages, and commissions	39.7	66.6
Other accrued liabilities	95.1	77.0
Short-term debt	18.7	27.3
Current portion of operating lease liabilities	17.4	—
Current portion of deferred employee benefits	7.9	7.9
Total current liabilities	662.3	569.0
Long-term debt	1,137.8	1,126.0
Deferred employee benefits	250.7	258.4
Noncurrent operating lease liabilities	68.1	—
Other noncurrent liabilities	58.0	57.0
Total liabilities	2,176.9	2,010.4
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2019 and 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,665,580 and 37,656,505 shares issued at 2019 and 2018, respectively	0.4	0.4
Capital in excess of par value	381.8	381.0
Retained earnings	46.7	14.2
Treasury stock at cost – Common stock of 212,500 shares in 2019 and 2018	(6.6)	(6.6)
Accumulated other comprehensive loss	(312.4)	(315.8)
Total Ryerson Holding Corporation stockholders’ equity	109.9	73.2
Noncontrolling interest	2.9	2.7
Total equity	112.8	75.9
Total liabilities and equity	$2,289.7	$2,086.3

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” codified in Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The amendment also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.

We adopted the standard effective January 1, 2019 using the alternative modified retrospective transition method, which allows for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented.

Adoption of the new standard resulted in the recording of operating lease assets and liabilities of $82.3 million and $87.6 million within our Condensed Consolidated Balance Sheet, respectively, as of January 1, 2019.  As part of the adoption, we recorded an adjustment to retained earnings of $3.0 million related to the reassessment of a failed sale-leaseback under ASC 842. The standard had no impact on our Condensed Consolidated Statements of Comprehensive Income or our Condensed Consolidated Statements of Cash Flows. See Note 5: Leases for further details.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”). It also requires certain disclosures about stranded tax effects. However, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Act is recognized. Adoption of this standard had no impact on our Condensed Consolidated Financial Statements. We have elected not to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings related to the U.S. Tax Act as the balances are not material to our consolidated financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$22.0	$23.2
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$23.1	$24.3

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2019 and December 31, 2018 as follows:

	March 31,	December 31,
	2019	2018
	(In millions)
In process and finished products	$876.9	$806.3

If current cost had been used to value inventories, such inventories would have been $2 million lower and $18 million higher than reported at March 31, 2019 and December 31, 2018, respectively. Approximately 91% of inventories are accounted for under the LIFO method at March 31, 2019 and December 31, 2018. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $9.1 million and $9.3 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2028, and finance leases expiring at various times through 2024.

Policy Elections & Practical Expedients

The Company has made an accounting policy election not to record leases with an initial term of 12 months or less (“short term leases”) on the balance sheet as allowed within ASC 842. Short term lease expense is recognized on a straight-line basis over the lease term. The Company has elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification for leases that existed at the transition date.

Significant Judgments

Many of the real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more.  To determine the expected lease term, we include any noncancelable period within the lease agreement as well as any period covered by an option to extend the lease if we are reasonably certain to exercise the option. The equipment leases do not typically include options for renewal but do include options for purchase at the end of the lease. We determine the likelihood of exercising the option for purchase by assessing the option price versus the estimated fair value at the end of the lease term to determine if the option price is low enough that we are reasonably certain to exercise it. The depreciable life of finance lease assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease payments include fixed payments, the exercise price of a purchase option that is reasonably certain of exercise, variable payments based on a known index, and the amount probable that the Company will owe under a residual value guarantee. Variable lease payments that are not based on a known index are not included in lease payments and rather are expensed as incurred.

For discount rates that are used to determine the amount of right of use assets, lease liabilities, and lease classification, the Company uses the interest rate implicit in the lease when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the $1.0 billion revolving credit facility amended as of June 28, 2018 (the “Ryerson Credit Facility”).

We sublease certain real estate to third parties for facilities that we have closed.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of March 31, 2019:

		March 31,
Leases	Balance Sheet Location	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$79.9
Finance lease assets	Property, plant, and equipment, net(a)	57.3
Total lease assets		$137.2
Liabilities
Current
Operating	Current portion of operating lease liabilities	$17.4
Finance	Other accrued liabilities	13.7
Noncurrent
Operating	Noncurrent operating lease liabilities	68.1
Finance	Other noncurrent liabilities	25.9
Total lease liabilities		$125.1
(a)	Finance lease assets are recorded net of accumulated amortization of $16.3 million as of March 31, 2019.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019:

		Three Months Ended March 31,
Lease Expense	Location of Lease Expense Recognized in Income	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$5.6
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.6
Interest on lease liabilities	Interest and other expense on debt	0.4
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.7
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.5
Total lease expense		$8.8

The following table presents maturity analysis of lease liabilities at March 31, 2019:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases	Total
		(In millions)
2019	$15.4	$11.7	$27.1
2020	18.9	13.1	32.0
2021	16.7	8.3	25.0
2022	13.3	5.0	18.3
2023	10.4	2.7	13.1
After 2023	20.2	2.2	22.4
Total lease payments	94.9	43.0	137.9
Less: Interest(b)	(9.4)	(3.4)	(12.8)
Present value of lease liabilities(c)	$85.5	$39.6	$125.1

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised and the operating lease payments exclude $7.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $17.4 million for operating leases and $13.7 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at March 31, 2019:

March 31,
Lease Term and Discount Rate	2019

Weighted-average remaining lease term (years)
Operating leases	5.6
Finance leases	3.2
Weighted-average discount rate
Operating leases	3.8%
Finance leases	4.8%

Other information reported in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 is summarized below:

Three Months Ended March 31,
Other Information	2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5.1
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	3.0
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	82.3
Operating leases	2.6
Finance leases	0.1

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million at March 31, 2019 and December 31, 2018. No additional goodwill was recognized during the first three months of 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2018, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 7: ACQUISITIONS

On July 2, 2018 (“the acquisition date”) JT Ryerson purchased Central Steel & Wire Company (“CS&W”). CS&W is a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. We believe that the acquisition of CS&W will expand our long, tube, and plate portfolio. Our combined commercial, operational, and processing strengths will provide a broader and deeper array of products to our customers in the Midwest and Northeast United States. The fair value of the consideration totaled $163.5 million on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

At July 2,
2018
(In millions)
Cash and cash equivalents	$10.0
Receivables, less provisions	80.0
Inventories	179.8
Prepaid expenses and other current assets	1.7
Property, plant, and equipment	66.5
Other intangible assets	16.1
Total identifiable assets acquired	354.1
Accounts payable	(49.7)
Salaries, wages, and commissions	(4.9)
Other accrued liabilities	(6.5)
Deferred income taxes	(27.7)
Deferred employee benefits	(31.8)
Total liabilities assumed	(120.6)
Net identifiable assets acquired	233.5
Bargain purchase gain	(70.0)
Total purchase price	$163.5

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

The $16.1 million of acquired intangible assets is related to a trademark acquired with a useful life of 10 years.

The transaction resulted in a bargain purchase gain primarily due to higher inventory and property, plant, and equipment fair values compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by majority stockholders of CS&W to sell their interests as CS&W had been experiencing increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur significant costs on future integration initiatives and to upgrade their infrastructure and computer systems in order to restore CS&W to a profitable basis.  With our existing nationwide service center operations, we believe that our infrastructure will allow the necessary operational improvements to be implemented more efficiently than the seller. The gain of $70.0 million was included in Other income and (expense), net in the Condensed Consolidated Statements of Comprehensive Income in the second half of 2018. The Company recognized $1.6 million in acquisition-related fees, which was included in Warehousing, delivery, selling, general, and administrative expense in the Condensed Consolidated Statements of Comprehensive Income in the second half of 2018.

Included in the three-month period ended March 31, 2019 financial results is $172.2 million of revenue and $4.4 million of net income from CS&W.

The following unaudited pro forma information presents consolidated results of operations for the three months ended March 31, 2019 and 2018 as if the acquisition of CS&W on July 2, 2018 had occurred on January 1, 2018:

	Pro Forma
	Three Months Ended March 31,
	2019	2018
	(In millions)
Net sales	$1,230.8	$1,112.4
Net income attributable to Ryerson Holding Corporation	29.5	6.7

On April 2, 2018, Ryerson Holding acquired Fanello Industries, LLC (“Fanello”), a privately owned metal service company located in Lavonia, Georgia. The acquisition is not material to our consolidated financial statements.

Pro forma information related to the acquisition of Fanello is not provided above as the impact on the Condensed Consolidated Statements of Comprehensive Income is not material.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In millions)
Ryerson Credit Facility	$558.3	$535.9
11.00% Senior Secured Notes due 2022	587.9	599.5
Foreign debt	18.7	19.5
Other debt	0.6	8.3
Unamortized debt issuance costs and discounts	(9.0)	(9.9)
Total debt	1,156.5	1,153.3
Less: Short-term foreign debt	18.7	19.5
Less: Other short-term debt	—	7.8
Total long-term debt	$1,137.8	$1,126.0

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion.

At March 31, 2019, Ryerson had $558.3 million of outstanding borrowings, $12 million of letters of credit issued, and $411 million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.5% at March 31, 2019 and December 31, 2018.

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

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired. During the first three months of 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

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

Foreign Debt

At March 31, 2019, Ryerson China’s foreign borrowings were $18.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment. At December 31, 2018, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $27 million and $26 million at March 31, 2019 and December 31, 2018.  Letters of credit issued by our foreign subsidiaries were $4 million and $3 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 9: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit (credit) cost for the three months ended March 31, 2019 and 2018 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$—	$—	$—
Interest cost	7	6	1	1
Expected return on assets	(9)	(10)	—	—
Recognized actuarial (gain) loss	4	4	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit (credit) cost	$3	$—	$(2)	$(2)

Components of net periodic benefit (credit) cost, excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company has contributed $6 million to the pension plan fund through the three months ended March 31, 2019 and anticipates that it will have a minimum required pension contribution funding of approximately $20 million for the remaining nine months of 2019.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change to its prior stance, at a meeting on December 4, 2018, the EPA announced that it expects potentially responsible parties to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. It also expects allocation of amounts among the parties to be determined in the same time frame.

The EPA has stated that it is willing to consider de minimis and de micromis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any parties, stating that it does not have sufficient information to determine if anyone meets the de minimis criteria and does not intend to begin those considerations until after the Remedial Design work is completed.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have a receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, “receive variable” interest to manage the risk of increasing variable interest rates.  The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swap as of March 31, 2019 was an asset of $1.0 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swap as a cash flow hedge of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$1.6	$1.6	Other accrued liabilities	$3.6	$5.4
Crude oil contracts	Prepaid expenses and other current assets	0.9	—	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	1.0	1.5	Other noncurrent liabilities	—	—
Total derivatives		$3.5	$3.3		$3.6	$5.4

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2019 and December 31, 2018:

	Notional Amount
Derivative Instruments	At March 31, 2019	At December 31, 2018	Unit of Measurement
Nickel swap contracts	377	1,541	Tons
Hot roll coil swap contracts	45,780	36,365	Tons
Aluminum swap contracts	30,369	42,419	Tons
Iron ore swap contracts	270,000	-	Tons
Crude oil swap contracts	114,000	-	Barrels
Foreign currency exchange contracts	2.6 million	4.5 million	U.S. dollars
Interest rate swap	150 million	150 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2019	2018
Metal commodity contracts	Cost of materials sold	$1.6	$(0.4)
Crude oil contracts	Warehousing, delivery, selling, general, and administrative	0.9	-
Foreign exchange contracts	Other income and (expense), net	(0.1)	0.2
Total		$2.4	$(0.2)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2019	2018
		(In millions)
Interest rate swaps	Interest and other expense on debt	$0.3	$—

As of March 31, 2019, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest income is approximately $1.0 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2019:

	At March 31, 2019
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$1.6	$—
Crude oil contracts	—	0.9	—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	1.0	—
Total derivatives	$—	$3.5	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$3.6	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel and zinc prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel and zinc on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, crude oil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and crude oil), the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 3 to 12 months in length.  The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The carrying and estimated fair values of our financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	At March 31, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$22.0	$22.0	$23.2	$23.2
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provisions	590.4	590.4	521.0	521.0
Accounts payable	483.5	483.5	390.2	390.2
Long-term debt, including current portion	1,156.5	1,191.9	1,153.3	1,158.5

The estimated fair value of the Company’s cash and cash equivalents, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following tables detail changes in these accounts for the three months ended March 31, 2019:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2019	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	29.5	—	—	—	0.1	29.6
Foreign currency translation	—	—	—	—	—	—	2.9	—	—	0.1	3.0
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.9	—	—	0.9
Adoption of accounting principal ASC 842, net of tax of $1.1	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	10	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2019	37,666	$0.4	213	$(6.6)	$381.8	$46.7	$(49.9)	$(263.1)	$0.6	$2.9	$112.8

The following tables detail changes in these accounts for the three months ended March 31, 2018:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2018	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	10.4	—	—	—	—	0.2	10.6
Foreign currency translation	—	—	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Foreign currency loss on intra-entity transactions	—	—	—	—	—	—	(1.3)	—	—	—	—	(1.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	1.0	—	—	—	1.0
Adoption of accounting principal ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principal ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	—	—	—	—	0.7	—	—	—	—	—	—	0.7
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2018	37,421	$0.4	213	$(6.6)	$378.3	$(81.4)	$(44.3)	$(245.3)	$—	$1.3	$2.8	$5.2

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2019	$(52.8)	$(264.0)	$1.0
Other comprehensive income (loss) before reclassifications	2.9	—	(0.2)
Amounts reclassified from accumulated other comprehensive income into net income	—	0.9	(0.2)
Net current-period other comprehensive income (loss)	2.9	0.9	(0.4)
Balance at March 31, 2019	$(49.9)	$(263.1)	$0.6

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed
Details about Accumulated Other	March 31, 2019	March 31, 2018	Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.9	$2.0	Warehousing, delivery, selling, general, and administrative
Prior service credits	(0.7)	(0.7)	Warehousing, delivery, selling, general, and administrative
Total before tax	1.2	1.3
Tax benefit	(0.3)	(0.3)
Net of tax	$0.9	$1.0
Cash flow hedge - interest rate swap
Realized swap interest loss	$(0.3)	$—	Interest and other expense on debt
Tax benefit	(0.1)	—
Net of tax	$(0.2)	$—

NOTE 13: REVENUE RECOGNITION

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2019	2018
Carbon Steel Flat	25%	27%
Carbon Steel Plate	12	10
Carbon Steel Long	16	12
Stainless Steel Flat	15	17
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	15	16
Aluminum Plate	2	3
Aluminum Long	5	5
Other	2	2
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
Net Sales	2019	2018

United States	$1,120.4	$835.3
Foreign countries	110.4	106.0
Total	$1,230.8	$941.3

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2019	2018
Revenue on products with an alternative use	87%	90%
Revenue on products with no alternative use	13	10
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $594.0 million and $523.5 million as of March 31, 2019 and December 31, 2018, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and estimates of the value of inventory that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.  Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, and estimates of shipping and handling costs associated with performance obligations recorded over time and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2019	$16.6	$10.0
Satisfied contract liability from beginning of the period	—	(1.7)
Contract liability incurred during the period	—	2.1
Net contract assets and liabilities added for products with no alternative during the period	2.5	0.1
Changes to reserves	3.2	—
Ending Balance at March 31, 2019	$22.3	$10.5

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 14: INCOME TAXES

For the three months ended March 31, 2019, the Company recorded income tax expense of $13.0 million compared to $4.1 million in the prior year. The $13.0 million tax expense for the three months ended March 31, 2019 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $29.3 million at March 31, 2019 and December 31, 2018.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.   For the quarter ended March 31, 2019, we have included $3.1 million of income tax expense related to GILTI as part of our tax provision.

NOTE 15: EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2019	2018
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$29.5	$10.4
Denominator:
Weighted average shares outstanding	37,449,450	37,208,581
Dilutive effect of stock-based awards	391,013	329,979
Weighted average shares outstanding adjusted for dilutive securities	37,840,463	37,538,560

Earnings per share
Basic	$0.79	$0.28
Diluted	$0.78	$0.28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 5, 2019 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2018 in our Annual Report on Form 10-K filed on March 5, 2019.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and therefore difficult to predict. In the first quarter of 2019, Ryerson experienced improved pricing with weaker demand when viewed against the prior year period. Ryerson’s average selling prices were 11 percent higher in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the impact of higher metal commodity prices in 2018. Changes in commodity metals prices typically impact Ryerson’s selling prices over the subsequent three to six-month period.

According to the Metal Service Center Institute, North American service center volumes decreased by 6.4% compared to the year-ago period. However, on a North American, same store basis, Ryerson’s tons sold declined by only 1.7% leading to market share gains during the quarter. Same store metrics exclude the results of our acquisition of Central Steel & Wire Company (“CS&W) in July 2018.  With regards to end markets, Ryerson’s tons sold grew for commercial ground transportation and metal fabrication and machine shop sectors in the first quarter of 2019 compared to the prior year period on a same-store basis, partially offset by decreases in the food and agricultural equipment and oil and gas sectors.

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

Further trade actions announced by the U.S. under Section 301 of the Trade Act of 1974 imposed a 25% additional duty on $34 billion worth of Chinese imports effective July 6, 2018, and imposed a second round of 25% tariffs on $16 billion in goods on August 7, 2018. In September 2018, the U.S. imposed a 10% tariff on $200 billion in additional Chinese imported goods. Ryerson expects upward price pressure on metal products in the U.S. to the extent the Section 232 tariffs or other trade actions remain enacted with U.S. trading partners.

Foreign administrations have responded to the trade actions imposed by the U.S. with trade actions in kind, adding further uncertainty to U.S. pricing and supply conditions.

2018 Acquisition

On July 2, 2018 (“the acquisition date”) JT Ryerson purchased CS&W. CS&W is a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. CS&W expanded our long, tube, and plate portfolio. Our combined commercial, operational, and processing strengths will provide a broader and deeper array of products to our customers in the Midwest and Northeast United States. The fair value of the consideration totaled $163.5 million on the acquisition date. Included in the first three months of 2019 financial results is $172.2 million of revenue and $4.4 million of net income from CS&W.

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

Results of Operations—Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

The following table sets forth our condensed consolidated statements of income data for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,230.8	100.0%	$941.3	100.0%
Cost of materials sold	999.5	81.2	776.4	82.5
Gross profit	231.3	18.8	164.9	17.5
Warehousing, delivery, selling, general, and administrative expenses	163.7	13.3	130.5	13.8
Restructuring and other charges	0.3	—	—	—
Operating profit	67.3	5.5	34.4	3.7
Other expenses	(24.7)	(2.0)	(19.7)	(2.1)
Income before income taxes	42.6	3.5	14.7	1.6
Provision (benefit) for income taxes	13.0	1.1	4.1	0.5
Net income	29.6	2.4	10.6	1.1
Less: Net income attributable to noncontrolling interest	0.1	—	0.2	—
Net income attributable to Ryerson Holding Corporation	$29.5	2.4%	$10.4	1.1%
Basic earnings per share	$0.79		$0.28
Diluted earnings per share	$0.78		$0.28

Net sales

The following table shows our percentage of sales revenue by major product lines for the first quarter of 2019 and 2018:

	Three Months Ended March 31,
Product Line	2019	2018
Carbon Steel Flat	25%	27%
Carbon Steel Plate	12	10
Carbon Steel Long	16	12
Stainless Steel Flat	15	17
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	15	16
Aluminum Plate	2	3
Aluminum Long	5	5
Other	2	2
Total	100%	100%

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	change	change
	($ in millions)
Net sales	$1,230.8	$941.3	$289.5	30.8%
Net sales, same store	$1,058.6	$941.3	$117.3	12.5%

	Three Months Ended March 31,		Tons	Percentage
	2019	2018	change	change
	(in thousands)
Tons sold	619	526	93	17.7%
Tons sold, same store	523	526	(3)	(0.6)%

	Three Months Ended March 31,		Price	Percentage
	2019	2018	change	change

Average selling price per ton sold	$1,988	$1,790	$198	11.1%
Average selling price per ton sold, same store	$2,024	$1,790	$234	13.1%

Revenue for the first quarter of 2019 increased from the first quarter of 2018 due to higher average selling prices reflecting higher metal commodity prices and higher tons sold due to the acquisition of CS&W on July 2, 2018.  Excluding CS&W (same-store results), average selling price increased for all of our product lines in the three-month period ended March 31, 2019 with the largest increases in our carbon plate, aluminum plate, and aluminum flat products. Excluding CS&W, tons sold decreased slightly in the first quarter of 2019 compared to the first quarter of 2018, with decreases in shipments of our aluminum plate and carbon plate offset by increases in shipments of carbon long, stainless plate, and stainless long product lines.

Cost of materials sold

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$999.5	81.2%	$776.4	82.5%	$223.1	28.7%

	Three Months Ended March 31,		Cost	Percentage
	2019	2018	change	change
Average cost of materials sold per ton sold	$1,614	$1,477	$137	9.3%

The increase in cost of materials sold in the first quarter of 2019 compared to the first quarter of 2018 is primarily due to an increase in average cost of materials sold per ton and the increase in tons sold. Excluding CS&W, the average cost of materials sold increased across all product lines with the average cost of materials sold for our carbon plate, carbon long, and aluminum plate product lines increasing more than our other products during the first three months of 2019. During the first quarter of 2019, LIFO income was $20.1 million compared to LIFO expense of $13.3 million in the first quarter of 2018.

Gross profit

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$231.3	18.8%	$164.9	17.5%	$66.4	40.3%

Gross profit increased in the first quarter of 2019 compared to the first quarter of 2018 due to the increases in average selling price as well as the acquisition of CS&W. While our cost of materials sold per ton increased in the three-month period ended March 31, 2019 as compared to the first three months of 2018, revenue per ton increased at a faster pace resulting in higher gross margins.

Operating expenses

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$163.7	13.3%	$130.5	13.8%	$33.2	25.4%
Warehousing, delivery, selling, general, and administrative expenses, same-store	$132.7	12.5%	$130.5	13.8%	$2.2	1.7%
Restructuring and other charges	$0.3	—	$—	—	$0.3	—

Total operating expenses increased in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the acquisition of CS&W on July 2, 2018, which increased operating expenses by $31.0 million excluding restructuring charges, as well as higher employment levels and general inflationary factors, which caused higher facility expenses of $1.8 million, primarily caused by higher rent and depreciation expense, higher delivery costs of $1.0 million, higher employee benefit expenses of $0.8 million, higher consultant fees of $0.7 million, and higher salaries and wages of $0.5 million, partially offset by lower incentive bonus accruals of $3.4 million. The restructuring charge of $0.3 million in the first quarter of 2019 is related primarily to severance costs for corporate staff reductions. The decrease in our operating expenses as a percentage of sales over the three-month period ended March 31, 2019 is due to our higher sales levels resulting from higher metals pricing and demand.

Operating profit

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$67.3	5.5%	$34.4	3.7%	$32.9	95.6%

Our operating profit increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to higher gross margins and achieving expense leverage as revenues increased.

Other expenses

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(23.9)	(1.9)%	$(23.3)	(2.5)%	$(0.6)	2.6%
Other income and (expense), net	$(0.8)	(0.1)%	$3.6	0.4%	$(4.4)	(122.2)%

Interest and other expense on debt increased in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a higher level of credit facility borrowings outstanding resulting from the acquisition of CS&W on July 2, 2018, from increased working capital requirements, and higher interest rates on credit facility borrowings in the three-month period of 2019, partially offset by a $62.1 million decrease in the outstanding amount of our 11.00% Notes due in 2022 (the “2022 Notes”). The other expense in the first quarter of 2019 includes $0.6 million of foreign currency losses. The other income in the first quarter of 2018 was primarily related to $2.0 million of foreign currency gains and a $1.7 million credit from net periodic benefit cost other than service cost.

Provision for income taxes. In the first quarter of 2019, the Company recorded income tax expense of $13.0 million compared to $4.1 million in the first quarter of 2018. The income tax expense recorded in all periods primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic earnings per share was $0.79 in the first quarter of 2019 compared to $0.28 in the first three months of 2018. Diluted earnings per share was $0.78 in the first quarter of 2019 compared to $0.28 in the first three months of 2018. The changes in earnings per share are due to the results of operations discussed above.

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

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2019	2018
	(In millions)

Net cash provided by (used in) operating activities	$(18.5)	$31.7
Net cash used in investing activities	(2.8)	(7.5)
Net cash provided by (used in) financing activities	18.7	(33.0)
Effect of exchange rates on cash and cash equivalents	1.4	(0.9)
Net decrease in cash and cash equivalents	$(1.2)	$(9.7)

We had cash and cash equivalents of $22.0 million at March 31, 2019, compared to $23.2 million at December 31, 2018. We had $1,157 million and $1,153 million of total debt outstanding at March 31, 2019 and December 31, 2018, respectively, and a debt-to-capitalization ratio of 91% at March 31, 2019 and 94% at December 31, 2018. We had total liquidity (defined as cash and cash equivalents, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $460 million at March 31, 2019 versus $441 million at December 31, 2018. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2019	December 31, 2018
	(In millions)

Cash and cash equivalents	$22	$23
Availability under Ryerson Credit Facility and foreign debt facilities	438	418
Total liquidity	$460	$441

Of the total cash and cash equivalents, as of March 31, 2019, $9.5 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash used in operating activities of $18.5 million in the first three months of 2019 was primarily due to an increase in accounts receivable of $69.8 million resulting from higher sales levels at the end of the first quarter of 2019 compared to year-end 2018 and an increase in inventory of $69.5 million as tons in inventory increased to support higher sales in the first three months of 2019 compared to year-end 2018. Partially offsetting the cash outflows was an increase in accounts payable of $81.0 million due to a higher level of material purchases at the end of the first quarter of 2019 compared to year-end 2018, net income in the first three months of 2019 of $29.6 million, and non-cash depreciation and amortization expense of $14.2 million. Net cash provided by operating activities of $31.7 million in the first three months of 2018 was primarily due to an increase in accounts payable of $145.4 million resulting from a higher level of material purchases at the end of the first quarter of 2018 compared to year-end 2017, an increase in accrued liabilities of $18.3 million, non-cash depreciation and amortization expense of $11.5 million, and net income in the first quarter of 2018 of $10.6 million. Partially offsetting the cash inflows were an increase in accounts receivable of $95.7 million resulting from higher sales levels in the first quarter of 2018 compared to year-end 2017 and an increase in inventory of $62.0 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first three months of 2018.

Investing activities. Capital expenditures during the first three months of 2019 totaled $11.3 million compared to $7.6 million in the first three months of 2018. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $8.5 million and $0.1 million during the first three months of 2019 and 2018, respectively.

Financing activities. Net cash provided by financing activities in the first three months of 2019 was $18.7 million compared to net cash used in financing activities of $33.0 million in the first three months of 2018. Net cash provided by financing activities in the first three months of 2019 was primarily related to an increase in credit facility borrowings of $21.4 million, primarily to fund higher working capital requirements, and an increase in book overdrafts of $12.5 million, partially offset by repurchases of $11.8 million of our 2022 Notes. Net cash used in financing activities in the first three months of 2018 was primarily related to a decrease in book overdrafts of $17.4 million and a decrease in credit facility borrowings of $12.4 million.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the net cash used in operating activities in the first three months of 2019, total debt in the Condensed Consolidated Balance Sheets in the first three months of 2019 increased to $1,156.5 million at March 31, 2019 from $1,153.3 million at December 31, 2018.

 Total debt outstanding as of March 31, 2019 consisted of the following amounts: $558.3 million borrowings under the Ryerson Credit Facility, $587.9 million under the 2022 Notes, $18.7 million of foreign debt, and $0.6 million of other debt, less $9.0 million of unamortized debt issuance costs. Discussion of each of the significant borrowings follows.

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

At March 31, 2019, Ryerson had $558.3 million of outstanding borrowings, $12 million of letters of credit issued and $411 million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. The swap has reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.5% at March 31, 2019 and December 31, 2018.

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

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired. During the first three months of 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

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

Foreign Debt

At March 31, 2019, Ryerson China’s foreign borrowings were $18.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment. At December 31, 2018, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $27 million and $26 million at March 31, 2019 and December 31, 2018. Letters of credit issued by our foreign subsidiaries were $4 million and $3 million at March 31, 2019 and December 31, 2018, respectively.

Pension Funding

At December 31, 2018, pension liabilities exceeded plan assets by $181 million. We anticipate that we will have a total minimum required pension contribution of approximately $26 million in 2019 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2019, we have made $6 million in pension contributions and anticipate an additional $20 million of contributions in the remaining nine months of 2019. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2019.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $16 million as of March 31, 2019. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at March 31, 2019:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	588	—	—	588	—
Ryerson Credit Facility	558	—	558	—	—
Foreign Debt	19	19	—	—	—
Other Debt	1	—	1	—	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (3)	257	85	164	8	—
Purchase Obligations (4)	18	18	—	—	—
Operating Leases (5)	95	20	34	23	18
Pension Withdrawal Liability	1	—	—	—	1
Finance Lease Obligations (5)	43	15	19	7	2
Transition Tax Liability	7	1	1	1	4
Total	$1,587	$158	$777	$627	$25

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swap.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.
(5)	Future lease payments are undiscounted.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices for our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,191.9 million at March 31, 2019 and $1,158.5 million at December 31, 2018 as compared with the carrying value of $1,156.5 million and $1,153.3 million at March 31, 2019 and December 31, 2018, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2019 by approximately $1.2 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our variability in cash flows when a payment currency is different from our functional currency. Our foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.6 million outstanding at March 31, 2019 and value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2019, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2019 would increase or decrease the fair value of the foreign currency contracts by $0.2 million and $0.3 million, respectively.

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

As of March 31, 2019, we had 45,780 tons of hot roll coil swaps contracts with a net asset value zero, 377 tons of nickel swap contracts with a net asset value of $0.4 million, 30,369 tons of aluminum swap contracts with a net liability value of $0.9 million, 270,000 tons of iron ore swap contracts with a net liability value of $1.5 million, and 114,000 barrels of crude oil swap contracts with a net asset value of $0.9 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings.  For the three months ended March 31, 2019, we recognized a gain of $2.5 million associated with our metal commodity and crude oil derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2019 would increase or decrease the fair value of commodity derivative contracts by $3.5 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2011, the United States Environmental Protection Agency (the “EPA”) named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change to its prior stance, at a meeting on December 4, 2018, the EPA announced that it expects potentially responsible parties to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. It also expects allocation of amounts among the parties to be determined in the same time frame.

The EPA has stated that it is willing to consider de minimis and de micromis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any parties, stating that it does not have sufficient information to determine if anyone meets the de minimis criteria and does not intend to begin those considerations until after the Remedial Design work is completed.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

Except for the risk factors below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The non-guarantor subsidiaries represented, respectively, 9.0% and 4.9% of our net sales and EBITDA for the three months ended March 31, 2019. In addition, these non-guarantor subsidiaries represented respectively, 10.4 % and 5.9% of our assets and liabilities, as of March 31, 2019.

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

Date: May 1, 2019