Form 10-Q
period 2019-09-30
Ryerson Holding Corp
filed 2019-10-30
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2019, there were 37,783,761 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$1,104.4	$1,250.0	$3,540.1	$3,248.4
Cost of materials sold	900.0	1,041.8	2,892.6	2,690.0
Gross profit	204.4	208.2	647.5	558.4
Warehousing, delivery, selling, general, and administrative	165.6	174.0	493.9	443.4
Gain on insurance settlement	(1.5)	—	(1.5)	—
Restructuring and other charges	0.3	2.7	1.7	2.7
Operating profit	40.0	31.5	153.4	112.3
Other income and (expense), net	(0.3)	74.2	(1.3)	78.9
Interest and other expense on debt	(23.2)	(26.0)	(71.0)	(73.2)
Income before income taxes	16.5	79.7	81.1	118.0
Provision for income taxes	6.3	2.0	24.8	12.3
Net income	10.2	77.7	56.3	105.7
Less: Net income attributable to noncontrolling interest	0.1	0.2	0.3	0.3
Net income attributable to Ryerson Holding Corporation	$10.1	$77.5	$56.0	$105.4
Comprehensive income	$9.2	$80.0	$59.8	$104.8
Less: Comprehensive income attributable to noncontrolling interest	—	0.1	0.3	0.3
Comprehensive income attributable to Ryerson Holding Corporation	$9.2	$79.9	$59.5	$104.5
Basic earnings per share	$0.27	$2.08	$1.49	$2.83
Diluted earnings per share	$0.27	$2.06	$1.48	$2.80

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$56.3	$105.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.3	37.2
Stock-based compensation	2.4	2.6
Deferred income taxes	41.4	8.3
Provision for allowances, claims, and doubtful accounts	2.5	1.5
Restructuring and other charges	1.7	2.7
Gain on insurance settlement	(1.5)	—
Gain on bargain purchase	—	(73.2)
Loss on retirement of debt	0.2	—
Non-cash loss from derivatives	8.2	0.1
Other items	0.8	0.5
Change in operating assets and liabilities:
Receivables	12.4	(148.9)
Inventories	(5.1)	(116.4)
Other assets	4.3	(1.0)
Accounts payable	(1.6)	117.9
Accrued liabilities	(3.8)	33.1
Accrued taxes payable/receivable	(8.3)	(1.1)
Deferred employee benefit costs	(23.7)	(31.4)
Net adjustments	74.2	(168.1)
Net cash provided by (used in) operating activities	130.5	(62.4)
Investing activities:
Acquisitions, net of cash acquired	—	(173.5)
Capital expenditures	(32.5)	(29.7)
Proceeds from sale of property, plant, and equipment	8.8	0.7
Proceeds from insurance settlement	1.8	2.0
Net cash used in investing activities	(21.9)	(200.5)
Financing activities:
Repayment of debt	(12.3)	(0.1)
Net proceeds (repayments) of short-term borrowings	(107.4)	209.6
Purchase of subsidiary shares from noncontrolling interest	—	(0.2)
Credit facility amendment costs	—	(0.6)
Net increase in book overdrafts	12.6	15.6
Principal payments on finance lease obligations	(9.8)	(10.5)
Contingent payment related to acquisition	(1.3)	(0.2)
Proceeds from sale-leaseback transactions	8.3	4.5
Net cash provided by (used in) financing activities	(109.9)	218.1
Net decrease in cash, cash equivalents, and restricted cash	(1.3)	(44.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.1)	(2.0)
Net change in cash, cash equivalents, and restricted cash	(1.4)	(46.8)
Cash, cash equivalents, and restricted cash—beginning of period	24.3	78.5
Cash, cash equivalents, and restricted cash—end of period	$22.9	$31.7
Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties, net	$51.1	$50.0
Income taxes, net	(7.2)	1.5
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	82.3	—
Asset additions under operating leases	12.5	—
Asset additions under finance leases and sale-leasebacks	1.2	9.9
Asset additions under financing arrangements	2.2	4.2
Noncash financing activities:
Short term debt converted to finance lease	7.6	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21.8	$23.2
Restricted cash	1.1	1.1
Receivables less provisions of $4.0 in 2019 and $2.5 in 2018	506.6	521.0
Inventories	812.9	806.3
Prepaid expenses and other current assets	45.3	61.5
Total current assets	1,387.7	1,413.1
Property, plant, and equipment, at cost	853.9	838.4
Less: Accumulated depreciation	375.3	349.4
Property, plant, and equipment, net	478.6	489.0
Operating lease assets	79.5	—
Other intangible assets	52.5	58.1
Goodwill	120.3	120.3
Deferred charges and other assets	3.4	5.8
Total assets	$2,122.0	$2,086.3
Liabilities
Current liabilities:
Accounts payable	$400.4	$390.2
Salaries, wages, and commissions	44.6	66.6
Other accrued liabilities	89.6	77.0
Short-term debt	66.9	27.3
Current portion of operating lease liabilities	17.7	—
Current portion of deferred employee benefits	7.9	7.9
Total current liabilities	627.1	569.0
Long-term debt	971.7	1,126.0
Deferred employee benefits	231.9	258.4
Noncurrent operating lease liabilities	68.2	—
Deferred income taxes	56.0	13.3
Other noncurrent liabilities	26.0	43.7
Total liabilities	1,980.9	2,010.4
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2019 and 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,996,261 and 37,656,505 shares issued at 2019 and 2018, respectively	0.4	0.4
Capital in excess of par value	380.5	381.0
Retained earnings	73.2	14.2
Treasury stock at cost – Common stock of 212,500 shares in 2019 and 2018	(6.6)	(6.6)
Accumulated other comprehensive loss	(312.3)	(315.8)
Total Ryerson Holding Corporation stockholders’ equity	135.2	73.2
Noncontrolling interest	5.9	2.7
Total equity	141.1	75.9
Total liabilities and equity	$2,122.0	$2,086.3

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated financial statements as of September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance amends the fair value measurement disclosures by modifying the disclosure requirements in Topic 820, Fair Value Measurement. The update is effective for interim and annual reporting periods beginning after December 15, 2019. The guidance allows for early adoption to remove or modify disclosures upon issuance of this amendment, and for delayed adoption of the additional disclosures until their effective date. We adopted this amendment effective September 30, 2019. There was no impact to our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendment removes certain employee benefit plan disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures, and adds certain disclosure requirements identified as relevant. The update is effective for annual reporting periods beginning after December 15, 2020 and should be applied on a retrospective basis to all periods presented. We adopted this amendment effective September 30, 2019.  There was no impact to our consolidated financial statements or quarterly disclosures. Our annual disclosures will be updated in our Annual Report on Form 10-K for the period ended December 31, 2019.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The standard and subsequently issued amendments require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The amendment also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses rather than a write-down, thus enabling the ability to record reversals of credit losses in current period net income. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of the prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. Early adoption is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt this guidance for our fiscal year beginning January 1, 2020. We are still assessing the impact of adoption on our consolidated financial statements but do not expect any material impact to our consolidated financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$21.8	$23.2
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$22.9	$24.3

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2019 and December 31, 2018 as follows:

	September 30,	December 31,
	2019	2018
	(In millions)
In process and finished products	$812.9	$806.3

If current cost had been used to value inventories, such inventories would have been $44 million lower and $18 million higher than reported at September 30, 2019 and December 31, 2018, respectively. Approximately 92% and 91% of inventories are accounted for under the LIFO method at September 30, 2019 and December 31, 2018, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $6.8 million and $9.3 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2029, and finance leases expiring at various times through 2025.

Policy Elections & Practical Expedients

The Company has made an accounting policy election not to record leases with an initial term of twelve months or less (“short term leases”) on the balance sheet as allowed within ASC 842. Short term lease expense is recognized on a straight-line basis over the lease term. The Company has elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification for leases that existed at the transition date.

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

The discount rate used to determine the amount of right of use assets, lease liabilities, and lease classification is the interest rate implicit in the lease, when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the $1.0 billion revolving credit facility amended as of September 23, 2019 (the “Ryerson Credit Facility”).

We sublease certain real estate to third parties for facilities that we have closed.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of September 30, 2019:

		September 30,
Leases	Balance Sheet Location	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$79.5
Finance lease assets	Property, plant, and equipment, net(a)	55.0
Total lease assets		$134.5
Liabilities
Current
Operating	Current portion of operating lease liabilities	$17.7
Finance	Other accrued liabilities	13.2
Noncurrent
Operating	Noncurrent operating lease liabilities	68.2
Finance	Other noncurrent liabilities	20.7
Total lease liabilities		$119.8

(a)	Finance lease assets are recorded net of accumulated amortization of $19.6 million as of September 30, 2019.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019:

		Three Months Ended September 30,	Nine Months Ended September 30,
Lease Expense	Location of Lease Expense Recognized in Income	2019	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$5.5	$16.6
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.7	5.1
Interest on lease liabilities	Interest and other expense on debt	0.4	1.3
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.8	2.2
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.2	1.3
Total lease expense		$8.6	$26.5

The following table presents maturity analysis of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2019	$5.5	$4.2
2020	20.3	13.4
2021	18.4	8.6
2022	14.8	5.2
2023	11.6	2.9
After 2023	24.9	2.3
Total lease payments	95.5	36.6
Less: Interest(b)	(9.6)	(2.7)
Present value of lease liabilities(c)	$85.9	$33.9

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised and the operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $17.7 million for operating leases and $13.2 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at September 30, 2019:

September 30,
Lease Term and Discount Rate	2019

Weighted-average remaining lease term (years)
Operating leases	5.6
Finance leases	2.8
Weighted-average discount rate
Operating leases	3.8%
Finance leases	4.8%

Information reported in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 is summarized below:

Nine Months Ended September 30,
Other Information	2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15.3
Operating cash flows from finance leases	1.3
Financing cash flows from finance leases	9.8
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	82.3
Operating leases	12.5
Finance leases	1.2

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million at September 30, 2019 and December 31, 2018. No additional goodwill was recognized during the first nine months of 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2018, and it was determined that no impairment existed.

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

The transaction resulted in a bargain purchase gain primarily due to higher inventory and property, plant, and equipment fair values compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by majority stockholders of CS&W to sell their interests as CS&W had been experiencing increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur significant costs on future integration initiatives and to upgrade their infrastructure and computer systems in order to restore CS&W to a profitable basis.  With our existing nationwide service center operations, we believe that our infrastructure will allow the necessary operational improvements to be implemented more efficiently than the seller. The gain of $70.0 million, of which $73.2 million was recorded in the third quarter of 2018, was included in Other income and (expense), net in the Condensed Consolidated Statements of Comprehensive Income in the second half of 2018. The Company recognized $1.6 million in acquisition-related fees, which was included in Warehousing, delivery, selling, general, and administrative expense in the Condensed Consolidated Statements of Comprehensive Income in the second half of 2018.

Included in the three-month and nine-month periods ended September 30, 2019 financial results is revenue of $134.3 million and $460.8 million, and a net loss of $0.8 million and net income of $1.4 million, respectively, from CS&W. Included in the three-month and nine-month periods ended September 30, 2018 financial results is revenue of $178.2 million and net income of $56.6 million (includes the $73.2 million bargain purchase gain).

The following unaudited pro forma information presents consolidated results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 as if the acquisition of CS&W on July 2, 2018 had occurred on January 1, 2018:

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net sales	$1,104.4	$1,250.0	$3,540.1	$3,607.7
Net income attributable to Ryerson Holding Corporation	10.1	4.3	56.0	13.7

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

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In millions)
Ryerson Credit Facility	$440.6	$535.9
11.00% Senior Secured Notes due 2022	587.9	599.5
Foreign debt	7.5	19.5
Other debt	9.9	8.3
Unamortized debt issuance costs and discounts	(7.3)	(9.9)
Total debt	1,038.6	1,153.3
Less: Ryerson Credit Facility - "first in, last out" subfacility	57.8	—
Less: Short-term foreign debt	7.5	19.5
Less: Other short-term debt	1.6	7.8
Total long-term debt	$971.7	$1,126.0

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion. On September 23, 2019, a third amendment was entered to add a U.S. “first-in, last-out” subfacility of $67.9 million (the “FILO Facility”). The maturity date of the FILO Facility is June 30, 2020. The aggregate facility size of $1.0 billion remains unchanged.

At September 30, 2019, Ryerson had $440.6 million of outstanding borrowings, $12 million of letters of credit issued, and $395 million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Amounts outstanding under the FILO Facility bear interest at the same rates as listed above for U.S. borrowings, however the spread over the base rate is between 1.25% and 1.50% and the spread over the LIBOR rate is between 2.25% and 2.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. Both of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.3% and 3.5% at September 30, 2019 and December 31, 2018, respectively.

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

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired. During the first nine months of 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

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

The 2022 Notes are redeemable at the following redemption prices: if redeemed prior to May 15, 2020, 105.50%, and if redeemed during the twelve months beginning May 15, 2020, 102.75%, and May 15, 2021 and thereafter, 100.00%. JT Ryerson may be required to make an offer to purchase the 2022 Notes upon the sale of assets or upon a change of control.

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

Foreign Debt

At September 30, 2019, Ryerson China’s foreign borrowings were $7.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by inventory and property, plant, and equipment. At December 31, 2018, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $38 million and $26 million at September 30, 2019 and December 31, 2018, respectively.  Letters of credit issued by our foreign subsidiaries were $4 million at September 30, 2019 and $3 million at December 31, 2018, respectively.

NOTE 9: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the three and nine month periods ended September 30, 2019 and 2018 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$—	$—
Interest cost	7	7	1	1
Expected return on assets	(9)	(10)	—	—
Recognized actuarial (gain) loss	4	4	(2)	(2)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit (credit) cost	$3	$2	$(2)	$(2)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$3	$1	$—	$—
Interest cost	21	19	2	2
Expected return on assets	(27)	(30)	—	—
Recognized actuarial (gain) loss	11	12	(6)	(6)
Amortization of prior service credit	—	—	(2)	(2)
Net periodic benefit credit	$8	$2	$(6)	$(6)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company has contributed $21 million to the pension plan fund through the nine months ended September 30, 2019 and anticipates that it will have a minimum required pension contribution funding of approximately $5 million for the remaining three months of 2019.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

NOTE 11: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate risks on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Specifically, interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into fixed price natural gas contracts and diesel fuel price swaps to manage the price risk of forecasted purchases of natural gas and diesel fuel.

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, and in June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729%. The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of September 30, 2019 was a net liability of $0.4 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The Company has made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of September 30, 2019, the Company offset $4.3 million of fair value liabilities with cash held as collateral by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019		December 31, 2018
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$2.3	$1.6	Other accrued liabilities	$14.6	(a)	$5.4
Crude oil contracts	Prepaid expenses and other current assets	0.5	—	Other accrued liabilities	—		—
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—		—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	0.1	1.5	Other noncurrent liabilities	0.5		—
Total derivatives		$2.9	$3.3		$15.1	(a)	$5.4

(a) The offsetting cash collateral balance of $4.3 million held by the derivative counterparty brings the net metal commodity contract liability to $10.3 million and the net total derivative liability balance to $10.8 million.

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2019 and December 31, 2018:

	Notional Amount
Derivative Instruments	At September 30, 2019	At December 31, 2018	Unit of Measurement
Iron ore swap contracts	600,000	—	Tons
Crude oil swap contracts	133,000	—	Barrels
Aluminum swap contracts	22,112	42,419	Tons
Hot roll coil swap contracts	26,998	36,365	Tons
Nickel swap contracts	2,347	1,541	Tons
Foreign currency exchange contracts	2.2 million	4.5 million	U.S. dollars
Interest rate swaps	210 million	150 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2019	2018	2019	2018
Metal commodity contracts	Cost of materials sold	$(4.9)	$(1.4)	$(12.9)	$(0.1)
Crude oil contracts	Warehousing, delivery, selling, general, and administrative	—	—	0.7	—
Foreign exchange contracts	Other income and (expense), net	—	(0.1)	(0.1)	—
Total		$(4.9)	$(1.5)	$(12.3)	$(0.1)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2019	2018	2019	2018
		(In millions)
Interest rate swaps	Interest and other expense on debt	$0.3	$0.1	$0.9	$0.2

As of September 30, 2019, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest income is approximately $0.1 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2019:

	At September 30, 2019
	Level 1	Level 2		Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$2.3		$—
Crude oil contracts	—	0.5		—
Derivatives designated as hedging instruments under ASC 815:		—
Interest rate swaps	—	0.1		—
Total derivatives	$—	$2.9		$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$14.6	(a)	$—
Interest rate swaps	—	0.5		—
Total derivatives	$—	$15.1	(a)	$—

(a) The offsetting cash collateral balance of $4.3 million held by the derivative counterparty brings the net metal commodity contract liability to $10.3 million and the net total derivative liability balance to $10.8 million.

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, crude oil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, crude oil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and crude oil), the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length.  The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The carrying and estimated fair values of our financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	At September 30, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$21.8	$21.8	$23.2	$23.2
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provisions	506.6	506.6	521.0	521.0
Accounts payable	400.4	400.4	390.2	390.2
Long-term debt, including current portion	1,038.6	1,073.9	1,153.3	1,158.5

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in these accounts for each of the three quarters ended September 30, 2019:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2019	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	29.5	—	—	—	0.1	29.6
Foreign currency translation	—	—	—	—	—	—	2.9	—	—	0.1	3.0
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.9	—	—	0.9
Adoption of accounting principal ASC 842, net of tax of $1.1	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	10	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2019	37,666	0.4	213	(6.6)	381.8	46.7	(49.9)	(263.1)	0.6	2.9	112.8
Net income	—	—	—	—	—	16.4	—	—	—	0.1	16.5
Foreign currency translation	—	—	—	—	—	—	0.8	—	—	—	0.8
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation expense	330	—	—	—	0.8	—	—	—	—	—	0.8
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.3	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 30, 2019	37,996	0.4	213	(6.6)	379.7	63.1	(49.1)	(262.3)	—	5.9	131.1
Net income	—	—	—	—	—	10.1	—	—	—	0.1	10.2
Foreign currency translation	—	—	—	—	—	—	(1.3)	—	—	(0.1)	(1.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at September 30, 2019	37,996	$0.4	213	$(6.6)	$380.5	$73.2	$(50.4)	$(261.5)	$(0.4)	$5.9	$141.1

The following table details changes in these accounts for each of the three quarters ended September 30, 2018:

	Ryerson Holding Corporation Stockholders' Equity (Deficit)
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2018	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	10.4	—	—	—	—	0.2	10.6
Foreign currency translation	—	—	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Foreign currency loss on intra-entity transactions	—	—	—	—	—	—	(1.3)	—	—	—	—	(1.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	1.0	—	—	—	1.0
Adoption of accounting principal ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principal ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	—	—	—	—	0.7	—	—	—	—	—	—	0.7
Cash flow hedge - interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2018	37,421	0.4	213	(6.6)	378.3	(81.4)	(44.3)	(245.3)	—	1.3	2.8	5.2
Net income (loss)	—	—	—	—	—	17.5	—	—	—	—	(0.1)	17.4
Foreign currency translation	—	—	—	—	—	—	(2.4)	—	—	—	0.1	(2.3)
Foreign currency loss on intra-entity transactions	—	—	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	0.9	—	—	—	0.9
Stock-based compensation expense	87	—	—	—	1.0	—	—	—	—	—	—	1.0
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	0.1	—	—	—	—	—	(0.3)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	—	0.2	—	0.2
Balance at June 30, 2018	37,508	0.4	213	(6.6)	379.4	(63.9)	(47.7)	(244.4)	—	1.5	2.5	21.2
Net income	—	—	—	—	—	77.5	—	—	—	—	0.2	77.7
Foreign currency translation	—	—	—	—	—	—	0.6	—	—	—	(0.1)	0.5
Foreign currency gain on intra-entity transactions	—	—	—	—	—	—	0.8	—	—	—	—	0.8
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	1.0	—	—	—	1.0
Stock-based compensation expense	148	—	—	—	0.9	—	—	—	—	—	—	0.9
Balance at September 30, 2018	37,656	$0.4	213	$(6.6)	$380.3	$13.6	$(46.3)	$(243.4)	$—	$1.5	$2.6	$102.1

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2019	$(52.8)	$(264.0)	$1.0
Other comprehensive income (loss) before reclassifications	2.2	—	(0.7)
Amounts reclassified from accumulated other comprehensive income into net income	0.2	2.5	(0.7)
Net current-period other comprehensive income (loss)	2.4	2.5	(1.4)
Balance at September 30, 2019	$(50.4)	$(261.5)	$(0.4)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2019:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2019		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Foreign Currency Translation
Foreign currency translation gain	$—	$0.2	Other income and (expense), net
Tax provision	—	—
Net of tax	$—	$0.2
Cash flow hedge - interest rate swap
Realized swap interest income	$(0.4)	$(1.0)	Interest and other expense on debt
Tax provision	0.2	0.3
Net of tax	$(0.2)	$(0.7)
Amortization of defined benefit pension and other post- retirement benefit plan items
Actuarial loss	$1.8	$5.6	Warehousing, delivery, selling, general, and administrative
Prior service credits	(0.7)	(2.2)	Warehousing, delivery, selling, general, and administrative
Total before tax	1.1	3.4
Tax benefit	(0.3)	(0.9)
Net of tax	$0.8	$2.5

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2019	2018	2019	2018
Carbon Steel Flat	26%	27%	25%	27%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	15	15	16	13
Stainless Steel Flat	15	15	15	17
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	4	4	4
Aluminum Flat	16	14	16	15
Aluminum Plate	2	3	2	3
Aluminum Long	5	5	5	4
Other	2	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	(In millions)
United States	$1,000.8	$1,128.7	$3,216.6	$2,902.7
Foreign countries	103.6	121.3	323.5	345.7
Total	$1,104.4	$1,250.0	$3,540.1	$3,248.4

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Revenue on products with an alternative use	88%	88%	88%	88%
Revenue on products with no alternative use	12	12	12	12
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $510.6 million and $523.5 million as of September 30, 2019 and December 31, 2018, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2019	$16.6	$10.0
Satisfied contract liability from beginning of the period	—	(7.1)
Contract liability incurred during the period	—	5.5
Net change in contract assets and liabilities for products with no alternative use during the period	(1.2)	—
Changes to reserves	(1.7)	0.9
Ending Balance at September 30, 2019	$13.7	$9.3

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 14: INCOME TAXES

For the three months ended September 30, 2019, the Company recorded income tax expense of $6.3 million compared to $2.0 million in the prior year.   For the nine months ended September 30, 2019, the Company recorded income tax expense of $24.8 million compared to $12.3 million in the prior year. The $6.3 million and the $24.8 million tax expense for the three-month and nine-month periods ended September 30, 2019, respectively, primarily represent taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $29.3 million at September 30, 2019 and December 31, 2018.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month and nine-month periods ended September 30, 2019, we have included a $0.9 million tax benefit and a $1.9 million income tax expense, respectively, related to GILTI as part of our tax provision.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2019	2018	2019	2018
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$10.1	$77.5	$56.0	$105.4
Denominator:
Weighted average shares outstanding	37,783,761	37,367,746	37,668,629	37,291,019
Dilutive effect of stock-based awards	182,090	321,428	240,814	343,458
Weighted average shares outstanding adjusted for dilutive securities	37,965,851	37,689,174	37,909,443	37,634,477

Earnings per share
Basic	$0.27	$2.08	$1.49	$2.83
Diluted	$0.27	$2.06	$1.48	$2.80

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The metals service center industry is cyclical and volatile in both pricing and demand, and therefore difficult to predict. In the nine-month period ended September 30, 2019, Ryerson experienced stronger pricing with weaker demand on a same-store basis, which excludes the results of our acquisition of Central Steel & Wire Company (“CS&W”). Ryerson’s same-store average selling prices were 2.0% higher in the nine-month period ended September 30, 2019 compared to the same period last year. Changes in average selling prices are primarily driven by commodity metals prices, which typically impact Ryerson’s selling prices over the subsequent three to six-month period.

According to the Metal Service Center Institute, North American service center volumes declined by 6.9% in the nine-month period ended September 30, 2019 compared to the year-ago period. However, on a North American, same-store basis, Ryerson’s tons sold declined by 0.6%, reflecting Ryerson’s market share gains during the period. With regards to end markets, Ryerson’s tons sold declined in the nine-month period ended September 30, 2019 on a same-store basis in the oil and gas, food and agricultural equipment, consumer durable, and industrial sectors, partially offset by growth in HVAC, ground transportation, metal fabrication and machine shop, and construction sectors.

Trade Matters

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel. Following the proclamation, the U.S. government announced various agreements for exemptions from the Section 232 steel tariffs for certain countries, including Argentina, Australia, Brazil, and South Korea. Some of these countries, such as South Korea and Brazil, have agreed to a quota system that limits their annual imports of steel into the U.S. In addition, although steel products from the European Union, Canada, and Mexico were initially exempted from the tariff, on June 1, 2018, those exemptions expired and the Section 232 tariff was applied to steel imports from these countries as well. On May 17, 2019, the U.S. agreed to lift Section 232 tariffs on Canada and Mexico when they agreed to increased enforcement to ensure low-priced Chinese imports do not come into the U.S. market.

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

2018 Acquisition

On July 2, 2018 (“the acquisition date”) JT Ryerson purchased CS&W. CS&W is a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. CS&W expanded our long, tube, and plate portfolio. Our combined commercial, operational, and processing strengths will provide a broader and deeper array of products to our customers in the Midwest and Northeast United States. The fair value of the consideration totaled $163.5 million on the acquisition date. Included in the three-month and nine-month periods ended September 30, 2019 financial results is revenue of $134.3 million and $460.8 million, and a net loss of $0.8 million and net income of $1.4 million, respectively, from CS&W.

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

Results of Operations — Comparison of Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,104.4	100.0%	$1,250.0	100.0%	$3,540.1	100.0%	$3,248.4	100.0%
Cost of materials sold	900.0	81.5	1,041.8	83.3	2,892.6	81.7	2,690.0	82.8
Gross profit	204.4	18.5	208.2	16.7	647.5	18.3	558.4	17.2
Warehousing, delivery, selling, general, and administrative expenses	165.6	15.0	174.0	13.9	493.9	14.0	443.4	13.6
Gain on insurance settlement	(1.5)	(0.1)	—	—	(1.5)	—	—	—
Restructuring and other charges	0.3	—	2.7	0.3	1.7	—	2.7	0.1
Operating profit	40.0	3.6	31.5	2.5	153.4	4.3	112.3	3.5
Other (expenses) and income	(23.5)	(2.1)	48.2	3.9	(72.3)	(2.0)	5.7	0.1
Income before income taxes	16.5	1.5	79.7	6.4	81.1	2.3	118.0	3.6
Provision for income taxes	6.3	0.6	2.0	0.2	24.8	0.7	12.3	0.4
Net income	10.2	0.9	77.7	6.2	56.3	1.6	105.7	3.2
Less: Net income attributable to noncontrolling interest	0.1	—	0.2	—	0.3	—	0.3	—
Net income attributable to Ryerson Holding Corporation	$10.1	0.9%	$77.5	6.2%	$56.0	1.6%	$105.4	3.2%
Basic earnings per share	$0.27		$2.08		$1.49		$2.83
Diluted earnings per share	$0.27		$2.06		$1.48		$2.80

Net sales

The following table shows our percentage of sales revenue by major product lines for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2019	2018	2019	2018
Carbon Steel Flat	26%	27%	25%	27%
Carbon Steel Plate	11	11	11	11
Carbon Steel Long	15	15	16	13
Stainless Steel Flat	15	15	15	17
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	4	4	4	4
Aluminum Flat	16	14	16	15
Aluminum Plate	2	3	2	3
Aluminum Long	5	5	5	4
Other	2	2	2	2
Total	100%	100%	100%	100%

	September 30,		Dollar	Percentage
	2019	2018	change	change
	($ in millions)
Net sales (three-months ended)	$1,104.4	$1,250.0	$(145.6)	(11.6)%
Net sales (nine-months ended)	$3,540.1	$3,248.4	$291.7	9.0%
Net sales, same-store (nine-months ended)	$3,079.3	$3,070.2	$9.1	0.3%

	September 30,		Tons	Percentage
	2019	2018	change	change
	(in thousands)
Tons sold (three-months ended)	598	622	(24)	(3.9)%
Tons sold (nine-months ended)	1,840	1,691	149	8.8%
Tons sold, same-store (nine-months ended)	1,571	1,597	(26)	(1.6)%

	September 30,		Price	Percentage
	2019	2018	change	change
Average selling price per ton sold (three-months ended)	$1,847	$2,010	$(163)	(8.1)%
Average selling price per ton sold (nine-months ended)	$1,924	$1,921	$3	0.2%
Average selling price per ton sold, same-store (nine-months ended)	$1,960	$1,922	$38	2.0%

Revenue for the three-month period ended September 30, 2019 decreased from the same period a year ago reflecting a slowdown in the metals market while revenue for the nine-month period ending September 30, 2019 increased from the same period a year ago reflecting higher tons sold due to the acquisition of CS&W on July 2, 2018 as well as higher metal commodity prices. Compared to the year ago period, average selling price decreased for all of our product lines in the three-month period ended September 30, 2019 with the largest decreases in our stainless plate, carbon flat, and carbon plate products. Tons sold decreased in the three-month period ended September 30, 2019 for nearly all of our product lines with the largest decreases in our aluminum plate, aluminum long, carbon long, and stainless flat product lines, partially offset by an increase in stainless plate product sold.

In the nine-month period ended September 30, 2019, excluding CS&W (same-store results), average selling price increased slightly  compared to the same period a year ago with the largest increases in our aluminum plate, aluminum flat, and carbon plate products, largely offset by declines in the average selling price of stainless plate and carbon flat products. Same-store tons sold decreased slightly in the nine-month period ended September 30, 2019 compared to the year ago period, with decreases in shipments of our aluminum plate, carbon plate, and stainless flat largely offset by increases in shipments of stainless long, stainless plate, and aluminum flat product lines.

Cost of materials sold

	September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$900.0	81.5%	$1,041.8	83.3%	$(141.8)	(13.6)%
Cost of materials sold (nine-months ended)	$2,892.6	81.7%	$2,690.0	82.8%	$202.6	7.5%

	September 30,		Cost	Percentage
	2019	2018	change	change
Average cost of materials sold per ton sold (three-months ended)	$1,505	$1,675	$(170)	(10.1)%
Average cost of materials sold per ton sold (nine-months ended)	$1,572	$1,591	$(19)	(1.2)%

The decrease in cost of materials sold in the three-month period ended September 30, 2019 compared to the year ago period is primarily due to the decrease in tons sold and a decrease in average cost of materials sold per ton. The average cost of materials sold decreased across almost all product lines with the average cost of materials sold for our stainless plate, carbon plate, and carbon flat product lines decreasing more than our other products during the three-month period ended September 30, 2019.  The increase in cost of materials sold in the nine-month period ended September 30, 2019 compared to the year ago period is primarily due to the increase in tons sold due to the acquisition of CS&W. During the third quarter of 2019, LIFO income was $29.6 million compared to LIFO expense of $32.1 million in the third quarter of 2018. During the  first nine months of 2019, LIFO income was $62.6 million compared to LIFO expense of $89.3 million in the  first nine months of 2018.

Gross profit

	September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$204.4	18.5%	$208.2	16.7%	$(3.8)	(1.8)%
Gross profit (nine-months ended)	$647.5	18.3%	$558.4	17.2%	$89.1	16.0%

Gross profit decreased in the three-month period ended September 30, 2019 compared to the year ago period due to the decrease in tons sold. While our revenue per ton decreased in the three months ended  September 30, 2019 as compared to the three months ended September 30, 2018, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins. Gross profit increased in the first nine months of 2019 compared to the first nine months of 2018 due to the increase in tons sold. Gross margins in the nine-month period ended September 30, 2019 increased compared to the nine-month period ended September 30, 2018 as a slight increase in average selling price per ton was further aided by a slight decrease in the cost of materials sold per ton.

Operating expenses

	September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three-months ended)	$165.6	15.0%	$174.0	13.9%	$(8.4)	(4.8)%
Warehousing, delivery, selling, general, and administrative expenses (nine-months ended)	$493.9	14.0%	$443.4	13.6%	$50.5	11.4%
Warehousing, delivery, selling, general, and administrative expenses, same-store (nine-months ended)	$402.7	13.1%	$409.4	13.3%	$(6.7)	(1.6)%
Gain on insurance settlement (three-months ended)	$(1.5)	(0.1)%	$—	—	$(1.5)	—
Gain on insurance settlement (nine-months ended)	$(1.5)	—	$—	—	$(1.5)	—
Restructuring and other charges (three-months ended)	$0.3	—	$2.7	0.3%	$(2.4)	(88.9)%
Restructuring and other charges (nine-months ended)	$1.7	—	$2.7	0.1%	$(1.0)	(37.0)%

Total operating expenses decreased in the three-month period ended September 30, 2019 compared to the year ago period primarily due to lower incentive compensation of $12.8 million partially offset by higher facility expenses of $2.6 million, primarily caused by higher depreciation expense and rent expense, and higher consultant fees of $2.4 million.

Total operating expenses in the first nine months of 2019 increased compared to the year ago period due to the acquisition of CS&W on July 2, 2018. Excluding restructuring charges, the first nine months of 2019 included $91.2 million of operating expenses at CS&W compared to $34.0 million of operating expenses at CS&W in the nine-month period ended September 30, 2018. Excluding CS&W, operating expenses decreased by $6.7 million in the nine-month period ended September 30, 2019, primarily due to lower incentive compensation expense of $27.7 million. Offsetting the lower incentive compensation was higher facility expenses of $7.7 million, primarily caused by higher depreciation and rent expense, higher consultant fees of $6.2 million, higher employee benefit costs of $1.8 million, higher delivery expenses of $1.4 million, and higher salaries and wages of $1.2 million. The three-month and nine-month periods ended September 30, 2019 included a gain on insurance settlement of $1.5 million. The restructuring charges of $0.3 million in the third quarter of 2019 and $1.7 million in the first nine months of 2019 are related primarily to severance costs for corporate staff reductions.

Operating profit

	September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three-months ended)	$40.0	3.6%	$31.5	2.5%	$8.5	27.0%
Operating profit (nine-months ended)	$153.4	4.3%	$112.3	3.5%	$41.1	36.6%

Our operating profit increased in the first nine months of 2019 compared to the first nine months of 2018, primarily due to higher gross margins and revenue.

Other expenses

	September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(23.2)	(2.1)%	$(26.0)	(2.1)%	$2.8	(10.8)%
Interest and other expense on debt (nine-months ended)	$(71.0)	(2.0)%	$(73.2)	(2.3)%	$2.2	(3.0)%
Other income and (expense), net (three-months ended)	$(0.3)	—	$74.2	6.0%	$(74.5)	(100.4)%
Other income and (expense), net (nine-months ended)	$(1.3)	—	$78.9	2.4%	$(80.2)	(101.6)%

Interest and other expense on debt decreased slightly in the three-month and nine-month periods ended September 30, 2019 compared to the year ago periods due to a $62.1 million decrease in the outstanding amount of our 11.00% Notes due in 2022 (the “2022 Notes”) which were repurchased in the fourth quarter of 2018 and the first quarter of 2019 and from a lower level of credit facility borrowings outstanding compared to the year ago period due to lower working capital requirements resulting from a slowing metals market. Interest and other expense on debt in the nine-month period ended September 30, 2019 was negatively impacted from higher credit facility borrowings resulting from the acquisition of CS&W on July 2, 2018. The other expense in the three-month and nine-month periods ended September 30, 2019 includes $0.4 million and $1.2 million of foreign currency losses, respectively. The other income in the three-month and nine-month periods ended September 30, 2018 includes a $73.2 million gain on the bargain purchase of CS&W, a credit from net periodic benefit cost other than service cost, and foreign currency losses in the third quarter of 2018 and foreign currency gains in the first nine months of 2018.

Provision for income taxes. In the third quarter of 2019, the Company recorded income tax expense of $6.3 million compared to $2.0 million in the third quarter of 2018. In the first nine months of 2019, the Company recorded income tax expense of $24.8 million compared to $12.3 million in the first nine months of 2018. The income tax expense recorded in all periods primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic earnings per share was $0.27 in the third quarter of 2019 and $1.49 in the first nine months of 2019 compared to basic earnings per share of $2.08 in the third quarter of 2018 and $2.83 in the first nine months of 2018. Diluted earnings per share was $0.27 in the third quarter of 2019 and $1.48 in the first nine months of 2019 compared to $2.06 in the third quarter of 2018 and $2.80 in the first nine months of 2018. The changes in earnings per share are due to the results of operations discussed above.

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

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)

Net cash provided by (used in) operating activities	$130.5	$(62.4)
Net cash used in investing activities	(21.9)	(200.5)
Net cash provided by (used in) financing activities	(109.9)	218.1
Effect of exchange rates on cash and cash equivalents	(0.1)	(2.0)
Net decrease in cash and cash equivalents	$(1.4)	$(46.8)

We had cash and cash equivalents of $21.8 million at September 30, 2019, compared to $23.2 million at December 31, 2018. We had $1,039 million and $1,153 million of total debt outstanding at September 30, 2019 and December 31, 2018, respectively, and a debt-to-capitalization ratio of 88% at September 30, 2019 and 94% at December 31, 2018. We had total liquidity (defined as cash and cash equivalents, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $455 million at September 30, 2019 versus $441 million at December 31, 2018. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2019	December 31, 2018
	(In millions)

Cash and cash equivalents	$22	$23
Availability under Ryerson Credit Facility and foreign debt facilities	433	418
Total liquidity	$455	$441

Of the total cash and cash equivalents, as of September 30, 2019, $7.9 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Operating activities. Net cash provided by operating activities of $130.5 million in the first nine months of 2019 was primarily due to net income of $56.3 million in the first nine months of 2019, non-cash depreciation and amortization expense of $44.3 million, an increase in deferred income tax liability of $41.4 million, and a decrease in accounts receivable of $12.4 million. Partially offsetting the cash inflows were pension contributions of $20.9 million. Net cash used in operating activities of $62.4 million in the first nine months of 2018 was primarily due to an increase in accounts receivable of $148.9 million resulting from higher sales levels at the end of the third quarter of 2018 compared to year-end 2017, an increase in inventory of $116.4 million as the value of inventory and the tons in inventory both increased as economic conditions in the metals market improved in the first nine months of 2018, a non-cash gain on the bargain purchase of Central Steel of $73.2 million, and pension contributions of $22.2 million. Partially offsetting the cash outflows was an increase in accounts payable of $117.9 million due to a higher level of material purchases at the end of the third quarter of 2018 compared to year-end 2017, net income in the first nine months of 2018 of $105.7 million, non-cash depreciation and amortization expense of $37.2 million, and an increase in accrued liabilities of $33.1 million.

Investing activities. Capital expenditures during the first nine months of 2019 totaled $32.5 million compared to $29.7 million in the first nine months of 2018. During the first nine months of 2018 we paid $173.5 million, net of cash acquired, to purchase CS&W and Fanello Industries. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $8.8 million and $0.7 million during the first nine months of 2019 and 2018, respectively.

Financing activities. Net cash used in financing activities in the first nine months of 2019 was $109.9 million compared to net cash provided by financing activities of $218.1 million in the first nine months of 2018. Net cash used in financing activities in the first nine months of 2019 was primarily related to a decrease in credit facility borrowings of $107.4 million, primarily resulting from the net cash provided by operating activities, and repurchases of $11.8 million of our 2022 Notes. Net cash provided by financing activities in the first nine months of 2018 was primarily related to an increase in credit facility borrowings of $209.6 million, primarily to finance the acquisitions of CS&W and Fanello Industries and to fund higher working capital requirements, an increase in book overdrafts of $15.6 million, and proceeds of $4.5 million from sale-leaseback transactions, partially offset by $10.5 million of principal payments under capital lease obligations.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

As a result of the net cash provided by operating activities in the first nine months of 2019, total debt in the Condensed Consolidated Balance Sheets in the first nine months of 2019 decreased to $1,038.6 million at September 30, 2019 from $1,153.3 million at December 31, 2018.

 Total debt outstanding as of September 30, 2019 consisted of the following amounts: $440.6 million borrowings under the Ryerson Credit Facility, $587.9 million under the 2022 Notes, $7.5 million of foreign debt, and $9.9 million of other debt, less $7.3 million of unamortized debt issuance costs. Discussion of each of the significant borrowings follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. On June 28, 2018, Ryerson entered into a second amendment with respect to the Old Credit Facility to increase the facility size from $750 million to $1.0 billion (the Old Credit Facility as amended, the “Ryerson Credit Facility”). On September 23, 2019, a third amendment was entered to add a U.S. “first-in, last-out” subfacility of $67.9 million (the “FILO Facility”). The maturity date of the FILO Facility is June 30, 2020. The aggregate facility size of $1.0 billion remains unchanged.

At September 30, 2019, Ryerson had $440.6 million of outstanding borrowings, $12 million of letters of credit issued and $395  million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Amounts outstanding under the FILO Facility bear interest at the same rates as listed above for U.S. borrowings, however the spread over the base rate is between 1.25% and 1.50% and the spread over the LIBOR rate is between 2.25% and 2.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. Both of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.3% and  3.5% at September 30, 2019 and December 31, 2018, respectively.

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

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired. During the first nine months of 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

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

The 2022 Notes are redeemable at the following redemption prices: if redeemed prior to May 15, 2020, 105.50%, and if redeemed during the twelve months beginning May 15, 2020, 102.75%, and May 15, 2021 and thereafter, 100.00%. JT Ryerson may be required to make an offer to purchase the 2022 Notes upon the sale of assets or upon a change of control.

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

 Foreign Debt

At September 30, 2019, Ryerson China’s foreign borrowings were $7.5  million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by inventory and property, plant, and equipment. At December 31,

2018, Ryerson China’s foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $38  million and $26 million at September 30, 2019 and December 31, 2018, respectively. Letters of credit issued by our foreign subsidiaries were $4 million at September 30, 2019 and $3 million at December 31, 2018, respectively.

Pension Funding

At December 31, 2018, pension liabilities exceeded plan assets by $181 million. We anticipate that we will have a total minimum required pension contribution of approximately $26 million in 2019 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the nine months ended September 30, 2019, we have made $21 million in pension contributions and anticipate an additional $5 million of contributions in the remaining three months of 2019. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows. We believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2019.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $16 million as of September 30, 2019. We do not have any other material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at September 30, 2019:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	588	—	588	—	—
Ryerson Credit Facility	441	58	383	—	—
Foreign Debt	8	8	—	—	—
Other Debt	9	1	3	5	—
Interest on 2022 Notes, Foreign Debt, Other Debt and Ryerson Credit Facility (3)	200	80	120	—	—
Purchase Obligations (4)	18	18	—	—	—
Operating Leases (5)	96	21	35	23	17
Pension Withdrawal Liability	1	—	—	—	1
Finance Lease Obligations (5)	37	15	16	6	—
Total	$1,398	$201	$1,145	$34	$18

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.
(5)	Future lease payments are undiscounted.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices for our debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,073.9 million at September 30, 2019 and $1,158.5 million at December 31, 2018 as compared with the carrying value of $1,038.6 million and $1,153.3 million at September 30, 2019 and December 31, 2018, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2019 by approximately $2.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our variability in cash flows when a payment currency is different from our functional currency. Our foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.2 million outstanding at September 30, 2019 and value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2019, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2019 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

As of September 30, 2019, we had 600,000 tons of iron ore swap contracts with a net liability value of $8.4 million, 2,347 tons of nickel swap contracts with a net liability value of $1.8 million, 22,112 tons of aluminum swap contracts with a net liability value of $1.6 million, 26,998 tons of hot roll coil swaps contracts with a net liability value of $0.5 million, and 133,000 barrels of crude oil swap contracts with a net asset value of $0.5 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of September 30, 2019, we offset the fair value of the metal commodity and crude oil derivatives with related cash collateral of $4.3 million. We recognized a loss of $12.2 million in the nine months ended September 30, 2019 related to commodity contracts.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2019 would increase or decrease the fair value of commodity derivative contracts by $1.1 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2019.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The non-guarantor subsidiaries represented, respectively, 9.2% and 5.9% of our net sales and EBITDA for the nine months ended September 30, 2019. In addition, these non-guarantor subsidiaries represented respectively, 10.2 % and 7.6% of our assets and liabilities, as of September 30, 2019.

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

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness.

Certain of our variable rate debt, including the Ryerson Credit Facility, currently uses LIBOR as a benchmark for establishing certain interest rates. LIBOR is the subject of recent proposals for reform and on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies.  These reforms may cause LIBOR to perform differently than in the past or to disappear entirely.  The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate indebtedness. In the future, we may need to renegotiate our outstanding indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Description
10.1

Amendment No. 3, dated as of September 23, 2019 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson  & Son, Inc., Wilcox-Turret Cold Drawn, Inc., Ryerson Procurement Corporation, Southern Tool Steel, LLC, Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Ryerson Holding Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2019).

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Written Statement of Erich S. Schnaufer, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: October 29, 2019