Form 10-K
period 2019-12-31
Ryerson Holding Corp
filed 2020-03-04
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019 as reported by the New York Stock Exchange on such date was approximately $114,673,729. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2020 there were 37,783,761 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	highly cyclical fluctuations resulting from, among others, seasonality, market uncertainty, and costs of goods sold;
•	remaining competitive and maintaining market share in the highly competitive and fragmented metals distribution industry;
•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation;
•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•	the failure to effectively integrate newly acquired operations;
•	the regulatory and other operational risks associated with our operations located outside of the United States (or “U.S.”);
•	the management of inventory and other costs and expenses;
•	the adequacy of our efforts to mitigate cyber security risks and threats;
•	reduced production schedules, layoffs or work stoppages by our own, our suppliers’, or customers’ personnel;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	prolonged disruption of our processing centers;
•	the ability to retain and attract management and key personnel;
•	the ability of management to focus on North American and foreign operations;
•	the ability to comply with the terms of our asset-based credit facility and our indenture;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	the risk of product liability claims;
•	our risk management strategies may result in losses;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;
•	customer, supplier, and competitor consolidation, bankruptcy, or insolvency;
•	the ownership of a majority of our equity securities by a single investor group;
•	changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate.

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

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we also operate in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 4,500 employees across 95 facilities in North America and four facilities in China. Through this network we serve approximately 42,000 customers across a wide range of manufacturing end markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and more than 75% of the products we sell are processed to meet customer requirements.

Our business strategy includes providing a superior level of customer service and responsiveness, technical services, and inventory management solutions while maintaining low operating costs in order to maximize financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions.

To that end, we continue to focus on our interconnected network, systems, and to enhance our value-added services and online presence to provide increased access, functionality, and flexibility to our customers. Our service centers are strategically located near our customers, which permits us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease, or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. Our range of products together with our breadth of services allows us to service a diverse customer base and to create long-term partnerships with our customers and enhances our profitability.

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification.  On July 2, 2018, JT Ryerson acquired Central Steel and Wire Company (“CS&W”), a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. Since our acquisition of CS&W, we have focused on improving their operating performance through efficiencies by integrating them into our operational model.

Industry Overview

Metals service centers serve as key intermediaries between metal producers and end users of metal products. They purchase in scale and sell in smaller quantities.  End-users often look for “one-stop” suppliers that offer lower order volumes, shorter lead times, more reliable delivery, and processing services. Metal producers mainly sell metals in the form of standard-sized coils, sheets, plates, structurals, bars, and tubes in large quantities, with longer lead times, and limited inventory. Metal service centers serve as key intermediaries closing the gap between metal producers’ supply and end-users’ demand.

By aggregating end-users’ demand and purchasing metal in bulk to take advantage of economies of scale, metals service centers may purchase, process, and deliver metal to end‑users in a more efficient and cost‑effective manner than the end‑user may achieve by dealing directly with the primary producer. Further, specialized metals processing equipment is costly and requires high‑volume production to be cost effective. In addition, many customers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations.  Due to this, many customers have reduced their in-house processing capabilities, opting to source processed metal from service centers like us.  This saves our customers time, labor, and expense, reducing their overall manufacturing costs, while permitting us to focus on value-added services and increasing our fabrication mix. This supports our capital expenditures on processing equipment to grow annual gross profit margin. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. The majority of metals services companies have limited product lines and inventories, with customers located in a specific geographic area. In general, competition is based on quality, service, price, and geographic proximity. We primarily compete with other metals service centers and to a lesser extent with metal producers.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we believe we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 95 facilities.

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

Broad Geographic Reach Across Attractive End Markets.

Our operations serve a diverse range of industries including commercial ground transportation, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable equipment, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing, and oil and gas. We believe this broad range of industries in which we sell our products and services reduces our risk related to a downturn in a specific industry. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer, and geographic diversification. Our strategies, include investing in value-added processing capabilities, analytically targeting attractive customers and end markets with our supply chain optimization service model, industry consolidation through targeted M&A, and providing customers faster and easier solutions to their metal needs, which we believe will provide us with growth opportunities.

Given the highly fragmented nature of the metals service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. In addition, due to our large scale and geographic reach, we believe we can improve operating performance through efficiencies by integrating acquired businesses into our operational model, thus providing greater purchasing power, improving expense and working capital management, access to additional end markets, and broadening product mix.

Lean Operating Structure Providing Operating Leverage.

Ryerson has demonstrated the ability to effectively manage expenses through tactical productivity and spending improvements.  In a stronger metals service center environment characterized by increases in demand and/or pricing, we believe that most additional expenses to service higher revenue and margins would come from variable expenses while further leveraging economies of scale on our existing fixed expenses. We effectively managed our costs in 2019 with increased volume, as expenses as a percentage of sales declined from 14.0% in 2018 to 13.7% in 2019.

We also continue to focus on inventory management. While average inventory days excluding LIFO increased from 73 days in 2018 to 76 days in 2019, this increase is due to the acquisition of CS&W in July 2018. On a same-store basis, days of supply decreased from 71 days in 2018 to 70 days in 2019, within management’s target range of 70 to 75 days.

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other metals service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 42,000 customers and typically fulfill more than 1,600,000 orders per year. We provide supply chain solutions, including just-in-time delivery and value-added processing to many original equipment manufacturing customers.

For the year ended December 31, 2019, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 15% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy over the last five years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. Our CEO, Mr. Edward Lehner, who joined the Company in August 2012 as CFO and became CEO in June 2015, has nearly 30 years of experience, predominantly in the metals industry. Our regional presidents, Mr. Mike Burbach and Mr. Kevin Richardson each have over 35 years of experience with the Company.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported growth in January of 2020 with a reading above 50%, indicating expansion in factory activity, after five months of reported softness. However, PMI has overall reported general economic expansion for the last three years as readings have exceeded 50% for 31 of the last 36 months. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Additionally, the overall U.S. economy is projected to maintain growth as evidenced by the Federal Reserve’s midrange forecasted real GDP growth rates of 2.0%, 1.9%, and 1.8% for 2020, 2021, and 2022, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. One of our key end markets is the industrial equipment sector, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production expanded by 0.9% in 2019 and is expected to grow by 0.8% in 2020, and 1.0% in 2021.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund, China’s GDP maintained growth of 6.1% in 2019 and is projected to grow 5.6% in 2020 and 5.9% in 2021.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels, and aluminum, and a limited line of nickel and red metals. These materials are stocked in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals, and tubing.

We also provide a wide variety of processing services to meet our customers’ needs. Most of the products that we carry require expensive specialized equipment for material handling and processing. We believe few of our customers have the capability to process the metal into the desired sizes, forms, or finishes or they are unwilling to incur the significant capital expenditures to acquire the necessary equipment. We are growing and diversifying our product mix mainly as a result of our targeted growth strategy to provide increased levels of value-added processing services. We believe our enhanced processing capabilities will increase our ability to sell higher-margin metals processing services to a larger group of customers. We expect this, together and with our focus on maintaining pricing discipline related to our processing services, will increase our gross profit margin.

We had capital expenditures of $154.6 million in the five-year period ended December 31, 2019. We are increasing our investments in processing equipment due to customers requesting higher levels of value-added processing.  We expect this to increase our profitability. We currently perform processing services on more than 75% of the materials sold by us.

The following table shows our percentage of sales by major product lines for 2019, 2018, and 2017:

Product Line	2019	2018	2017
Carbon Steel Flat	26%	27%	28%
Carbon Steel Plate	11	11	10
Carbon Steel Long	16	14	12
Stainless Steel Flat	15	16	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	4	4
Aluminum Flat	15	15	15
Aluminum Plate	2	3	3
Aluminum Long	5	4	4
Other	2	2	2
Total	100%	100%	100%

We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification.

Customers and Markets

Our customer base is diverse, numbering approximately 42,000 in a variety of industries, including metal fabrication and machine shops, industrial machinery and equipment, commercial ground transportation, consumer durable, food processing and agricultural equipment, construction equipment, and HVAC. Although we sell directly to many large original equipment manufacturers, the majority of our sales are to smaller customers, including small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently.

For the year ended December 31, 2019, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 15% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States.

The following table shows the Company’s percentage of sales by metal consuming industry for 2019, 2018, and 2017:

	Percentage of Sales
Metal Consuming Industry	2019	2018	2017
Metal fabrication and machine shops	23%	22%	20%
Industrial machinery and equipment	18	18	18
Commercial ground transportation	16	16	16
Consumer durable	11	11	11
Food processing and agricultural equipment	10	10	10
Construction equipment	8	8	9
HVAC	6	6	7
Oil & gas	4	5	5
Other	4	4	4
Total	100%	100%	100%

Our customers are primarily located throughout the United States, but we also have international customers. Most customers are located near to one of our facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our in-house and dedicated truck fleet, which further supports the just-in-time delivery requirements of our customers, and via third-party trucking firms.

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by commodity hedges. Customers notify us of specific release dates for processed products. Customers typically notify us of release dates anywhere from on a just-in-time basis to one month before the release date. Consequently, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.

We also have international facilities located in Canada, Mexico and China.  Net sales of our international locations (based on where the shipments originated) accounted for approximately 10.4% of our consolidated 2019 net sales, or $424.8 million. See Note 13 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. We believe that our various and diverse offerings, ways-to-markets, and end markets reduce the volatility of our business in the aggregate, thus somewhat reducing earnings volatility.  A portion of our customers experience seasonal slowdowns. Our sales, as measured in tonnage sold, in the months of July, November, and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Suppliers

 We purchase the majority of our inventories from key domestic metals suppliers. Because of our total volume of purchases and our long‑term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers.

For the year ended December 31, 2019, our top 25 suppliers, including their subcontractors, accounted for approximately 71% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions due to tariffs under Section 232 of the Trade Expansion Act, we believe both our size and our long-term relationships with our suppliers will continue enable us to meet our material requirements.

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 790 employees, include technical personnel. Additionally, we offer our customers the ability to purchase our products through our e-commerce website.

Because our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

We continued to focus on organic growth in 2019 by expanding existing facilities and adding processing equipment.  Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2019, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $52.6 million.

	Additions	Retirements or Sales	Net
	(In millions)
2019	$45.8	$57.5	$(11.7)
2018	38.4	5.5	32.9
2017	25.1	24.9	0.2
2016	23.0	5.0	18.0
2015	22.3	9.1	13.2

The net reduction in 2019 is related to a sale lease-back transaction. See Part II, Item 8, Note 6: Leases for additional information. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $45 million for 2020, much of which is related to organic growth activities comprised of maintenance, or purchases of, equipment. We expect capital expenditures will be funded from cash generated by operations and available borrowings. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation.

Employees

As of December 31, 2019, we employed approximately 4,200 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 2,400 plant employees. Sixteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Renewals of four union contracts covering 89 employees were successfully negotiated in 2019. Nine contracts covering 192 employees are currently scheduled to expire in 2020.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change from its prior stance, at a meeting on December 4, 2018, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. The EPA also indicated that it expected allocation of amounts among the parties to be determined in the same two to three-year time frame. The EPA invited certain PRPs to a May 2, 2019 meeting to discuss starting the remedial design process. The EPA did not include JT Ryerson in those meetings.

On December 9, 2019, a PRP group met with Administrator Wheeler, the head of the EPA, to discuss updating the ROD as recent testing indicates that the levels of contamination have “drastically improved” and, thus, remediation should be much less drastic than that in the current ROD. We have been informed that Administrator Wheeler is requiring regional EPA staff to engage in discussions with the PRP group before moving forward with any enforcement action. The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  It is unclear if any of these areas include the areas where our former facilities were located. As a result of the ongoing negotiations over the ROD, the EPA’s decision not to meet with smaller parties, and the December 9, 2019 meeting with Administrator Wheeler, the discussions with the EPA regarding remedial design appear to be delayed.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA.

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

Corporate Responsibility

Ryerson is committed to operating with a high level of integrity. We are driven by our dedication to support the communities we serve, deliver products that meet our stringent quality and compliance standards, and maintain a high environmental, health, and safety standard to protect our people and the places where we operate. We work to continually improve each of these areas to make Ryerson an even better company for tomorrow.

Below are some highlights of our corporate responsibility programs.

Sustainability

As part of our efforts to operate with a high level of integrity, we continuously monitor and analyze ourselves and our supply-chain relationships.  We strive, and expect our suppliers, to comply with all applicable laws and regulations, and Ryerson's Human Rights Policy, Conflict Minerals Policy, and Code of Ethics and Business Conduct.

We are committed to mitigating the impact our operations and products have on the environment. As an operator of metals service centers, our day-to-day business consists of the sale, distribution, and processing of a broad variety of metal products sourced from numerous primary metal producers. Our operations, by their nature, do not emit significant amounts of carbon dioxide or other greenhouse gases. Further, according to the Steel Recycling Institute, we believe steel, one of our most significant products, is the most recycled material on the planet—more than plastic, paper, and glass combined each year—which provides a strong foundation for our sustainability efforts. The Steel Recycling Institute notes that two out of every three tons of new steel are produced from old steel. As part of our commitment to environmental sustainability, we:

•	purchase significant volumes of metal that has been produced using recycled materials or scrap melted in electric arc furnaces;
•	sell scrap material generated in our operations to recyclers; and
•	source most of our steel from North American metal producers, which have substantially lower greenhouse gas emissions than Chinese producers.

We also use propane fuel to operate forklifts and have installed energy efficient lighting in many of our operations and utilize energy efficient diesel tractors that consume less fuel and reduce emissions for the majority of our trucking fleet to further mitigate our impact on the environment.

Employee Safety

Upholding a safe workplace is one of our core values and a part of the company's culture. Our safety standards, which go beyond the minimum requirements required by applicable law, have helped protect the well-being of our people and prevent workplace injuries that can impact business productivity. We continuously work to maintain a safety performance rating that outperforms the industry average and have implemented an Environmental, Health, and Safety policy that reinforces the goal of a zero-injury workplace. Our low recordable injury rate compared to our peers in the metal services industry, based on U.S. Occupational Safety and Health Administration (“OSHA”) criteria, reflects our effectiveness in protecting our employees. In 2019, forty-three of our facilities operated with zero OSHA recordable injuries for the entire year, and seventy-three of our facilities operated with zero OSHA recordable injuries during the fourth quarter. Our 2019 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 2.66, which was almost two times better than the industry average as reported by the Bureau of Labor Statistics.

Community Relations

We are committed to helping build better communities in the places where we operate. We invest in the community and our people in a variety of ways, from volunteerism to providing educational resources to help our employees and families advance their careers:

•

Service & Giving — We support numerous charitable organizations, including those that promote good health, children's causes, educational advancement, and community programs, through volunteer efforts. We encourage our employees to give back to the communities they call home through the Ryerson Gives Back program. Employees are encouraged to volunteer their time from working in food kitchens to participating in community events and trainings. Through our employees, we are actively involved in building and supporting our local communities. Additionally, as a part of the Ryerson internship program, each group of interns develop and implement a community service project. Past intern projects have focused on waste reduction, raising money to benefit charities, feeding the homeless, and elementary education.

•

College Scholarship Program and Tuition Reimbursement — For nearly 100 years, we have supported the continuing education of our employees’ families through a college scholarship program. As part of this program, we awarded last year approximately $90,000 in academic scholarships to students graduating from high school that are children or dependents of Ryerson employees. We also support the continuing education of our employees through tuition reimbursement programs.

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

Our website address is included in this report for informational purposes only. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

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

We face competition in all markets we serve, from metals producers that sell directly to certain customers or segments of the market, to other metal services companies.  The metals services industry itself is highly fragmented and competitive. There are a few large competitors, but most of the market is served by small local and regional competitors. Competition is based principally on price, service, quality, production capabilities, inventory availability, and timely delivery.

We are experiencing increased pressure from online businesses that compete with price transparency. We expect technological advancements and the increased use of e-commerce solutions within the industry to continue to evolve at a rapid pace. As a result, our ability to effectively compete requires us to respond and adapt to new industry trends and developments, and implement new technology and innovations that may result in unexpected costs or may take longer than expected.

To remain competitive, we must be willing and able to respond to market pressures. These pressures, and the implementation, timing, and results of our strategic pricing and other responses, could have a material effect on our sales and profitability. If we are unable to grow sales or reduce costs, among other actions, to wholly or partially offset the effect on profitability of our pricing actions, our results of operations and financial condition may be adversely affected.

Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income, and net income.

The metals services industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us.  Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1 billion revolving credit facility (the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Consequently, changing metals prices could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

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

Disruptions could occur due to factors beyond our control, including economic downturns, political unrest, port slowdowns, trade issues, including increased export or import duties or trade restrictions, health crises, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products to us. For example, China has suffered health crises related to the outbreak of avian influenza and coronavirus strains. Public health problems may result in quarantines, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of materials, higher costs for available supplies, or cause other disruptions within our operations and supply chain. Public health problems currently cause and may continue to cause increased costs of certain supplies and disruptions and delays within our supply chain, and public health problems may expose us to unanticipated liability or require us to change our business practices.

Any disruption resulting from these events could cause significant delays in shipments of products or difficulties in obtaining products, any of which may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations, and financial condition. For our sources of lower cost products from Asia and other areas of the world, the effect of disruptions is typically increased due to the additional lead time required and distances involved.  Further, the risk of disruption is increased due to the current political climate seeking trade reform. In addition, we have strategic relationships with a number of vendors. In the event we are unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

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

Certain of our operations are located outside of the United States, primarily in Canada, China, and Mexico. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving anything of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties.

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

As of December 31, 2019, we employed approximately 4,200 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 2,400 plant employees. Sixteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Renewals of four union contracts covering 89 employees were successfully negotiated in 2019. Nine union contracts covering 192 employees are currently scheduled to expire in 2020.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2019, our pension plan had an unfunded liability of $140 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to certain eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2019 was $69 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction, or damage to any of the facilities or otherwise, which could adversely affect our operating results.

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

We maintain foreign operations in Canada, China, and Mexico. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. In addition, we may be subject to business disruptions created by health crises and outbreaks of communicable diseases, especially in China, including the recent outbreak of coronavirus. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2019, our top 25 suppliers represented approximately 71% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

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

The U.S. government enacted several trade actions in 2018 and 2019 including tariffs on imported steel and aluminum products under Section 232 of the Trade Expansion Act. It is expected that these trade actions, while in effect, will limit metal imports from nonexempt countries. If these trade actions are relaxed, repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on sales prices and future results of operations. To the extent these tariffs and other trade actions result in a decrease in international demand for steel and aluminum, or products manufactured therefrom and, produced in the United States, or otherwise negatively impact demand for our products, our business may be adversely impacted.

We could incur substantial costs related to environmental, health, and safety laws.

Our operations are subject to increasingly stringent environmental, health, and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of regulated materials, and the investigation and remediation of contaminated soil, surface water, and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs, or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use, and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations, or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health, and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations, or make such operations more costly for us, our suppliers, and our customers.

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. See Item 3 “Legal Proceedings.”

The EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson. We do not currently have sufficient information available to us to determine whether the Record of Decision will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

Our future results could be adversely affected by changes in the effective tax rate or changes in the treatment of deferred tax assets as a result of changes in Ryerson’s overall profitability, changes in the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of the examination of previously filed tax returns, and continuing assessment of the Company’s tax exposures. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. tax rate to 21%, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out, or eliminating deductions or tax credits, changing rules for earnings repatriations, and changing other tax laws in the U.S. or other countries. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and if foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

From time to time, we may use fixed-price and/or fixed-volume supplier contracts to offset contracts with customers. Some of our existing supply agreements have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed our needs. Absent exceptions for force majeure and other circumstances affecting the legal enforceability of the agreements, these minimum purchase requirements may compel us to purchase quantities of raw materials that could significantly exceed our anticipated needs or pay damages to the supplier for shortfalls. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.

Additionally, we may use commodity contracts, foreign exchange contracts, and interest rate swaps to manage our exposure to commodity price risk, foreign currency exchange risk, and interest rate risk. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle our obligations, which could cause us to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of use of such instruments.

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

We currently have a substantial amount of indebtedness. As of December 31, 2019, our total indebtedness was approximately $981.8 million and we had approximately $348 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2019, total credit availability was $348 million. See discussion regarding the Ryerson Credit Facility in the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The non-guarantor subsidiaries represented, respectively, 9.5% and 6.5% of our net sales and EBITDA for the fiscal year ended December 31, 2019. In addition, these non-guarantor subsidiaries represented respectively, 10.9% and 7.6% of our assets and liabilities, as of December 31, 2019.

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

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2019, we had approximately $377.7 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $348 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2019, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $2.6 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors, and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. As a result of Platinum’s ownership of a majority of the Company’s outstanding capital stock as well its board nomination rights pursuant to the Investor Rights Agreement, Platinum may significantly influence or effectively control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, and the payment of dividends. In addition, Platinum has significant control over our decisions to enter into any other corporate transaction.

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

We have not paid cash dividends since our initial public offering in 2014 and any future dividend payments are at the discretion of our Board of Directors.

We have not declared or paid cash dividends on our common stock or any other equity security since our initial public offering in 2014. The amounts that may be available to us to pay cash dividends are restricted under our debt agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see “Dividend Policy.” Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit, but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2019, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 82 operational facilities, including 6 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 50% of these facilities are leased. The lease terms expire at various times through 2032. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Leased
Phoenix, AZ	Leased
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased/Vacated
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Lavonia, GA	Leased
Norcross, GA	Leased/Vacated
Norcross, GA**	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Owned
Chicago, IL	Leased/Vacated
Chicago, IL	Leased/Vacated
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Leased
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Detroit, MI*	Leased
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC**	Owned
Charlotte, NC	Leased
Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased

Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA**	Leased
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Owned
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Owned
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX (2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

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

Operations in China

Ryerson China, an indirect wholly owned subsidiary of Ryerson Holding, has four service and processing centers in China, in Guangzhou, Dongguan, Kunshan, and Tianjin, performing coil processing, sheet metal fabrication, and plate processing. Ryerson

China’s headquarters office building is located in Kunshan. We own all of our China facilities and have purchased the related land use rights. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson Holding, has four facilities in Mexico. We have service centers in Monterrey, Tijuana, Hermosillo, and Queretaro, all of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change from its prior stance, at a meeting on December 4, 2018, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. The EPA also indicated that it expected allocation of amounts among the parties to be determined in the same two to three-year time frame. The EPA invited certain PRPs to a May 2, 2019 meeting to discuss starting the remedial design process. The EPA did not include JT Ryerson in those meetings.

On December 9, 2019, a PRP group met with Administrator Wheeler, the head of the EPA, to discuss updating the ROD as recent testing indicates that the levels of contamination have “drastically improved” and, thus, remediation should be much less drastic than that in the current ROD. We have been informed that Administrator Wheeler is requiring regional EPA staff to engage in discussions with the PRP group before moving forward with any enforcement action. The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  It is unclear if any of these areas include the areas where our former facilities were located. As a result of the ongoing negotiations over the ROD, the EPA’s decision not to meet with smaller parties, and the December 9, 2019 meeting with Administrator Wheeler, the discussions with the EPA regarding remedial design appear to be delayed.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 29, 2020, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have not declared any cash dividends for the past two years. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility and our outstanding notes, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2014 to December 31, 2019.  While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co. and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2019

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (“SEC”) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Ryerson Holding	$100.00	$47.03	$134.44	$104.73	$63.85	$119.13
S&P 500	$100.00	$101.38	$113.07	$136.56	$131.07	$169.06
Peer Group	$100.00	$87.54	$129.53	$142.67	$119.66	$190.73

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2017, 2018, and 2019 and the summary historical balance sheet data as of December 31, 2018 and 2019 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the years ended December 31, 2015 and 2016 and the summary historical balance sheet data as of December 31, 2015, 2016, and 2017 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Holding Corporation and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton and per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales	$4,501.6	$4,408.4	$3,364.7	$2,859.7	$3,167.2
Cost of materials sold	3,673.7	3,650.3	2,782.2	2,289.1	2,599.5
Gross profit	827.9	758.1	582.5	570.6	567.7
Warehousing, delivery, selling, general, and administrative (1)	636.8	614.7	481.4	447.5	451.9
Gain on sale of assets	(20.6)	—	—	—	(1.9)
Gain on insurance settlement	(1.5)	—	—	—	—
Restructuring and other charges	2.4	4.2	—	1.0	2.5
Impairment charges on assets	—	—	—	—	7.7
Operating profit	210.8	139.2	101.1	122.1	107.5
Other income and (expense), net (2)	(2.4)	76.7	6.6	(6.1)	(9.3)
Interest and other expense on debt (3)	(93.2)	(99.2	(91.0)	(89.9)	(96.3)
Income before income taxes	115.2	116.7	16.7	26.1	1.9
Provision (benefit) for income taxes	32.5	10.3	(1.3)	7.2	3.7
Net income (loss)	82.7	106.4	18.0	18.9	(1.8)
Less: Net income (loss) attributable to noncontrolling interest	0.3	0.4	0.9	0.2	(1.3)
Net income (loss) attributable to Ryerson Holding Corporation	$82.4	$106.0	$17.1	$18.7	$(0.5)
Earnings (loss) per share of common stock:
Basic earnings (loss) per share	$2.19	$2.84	$0.46	$0.55	$(0.02)
Diluted earnings (loss) per share	$2.17	$2.81	$0.46	$0.54	$(0.02)
Weighted average shares outstanding — Basic	37.7	37.3	37.2	34.3	32.1
Weighted average shares outstanding — Diluted	38.0	37.7	37.3	34.4	32.1
Balance Sheet Data (at period end):
Cash and cash equivalents	$11.0	$23.2	$77.4	$80.7	$63.2
Restricted cash	48.8	1.1	1.1	1.0	1.2
Working capital	788.1	844.1	701.2	665.4	643.0
Property, plant, and equipment, net	439.7	489.0	422.9	388.2	400.3
Total assets	2,021.5	2,086.3	1,711.9	1,558.7	1,545.2
Long-term debt, including current maturities	981.8	1,153.3	1,045.7	963.5	1,023.5
Total equity (deficit)	178.6	75.9	(7.4)	(49.3)	(140.9)
Other Financial Data:
Cash flows provided by (used in) operations	$193.1	$57.4	$(2.5)	$24.8	$258.9
Cash flows provided by (used in) investing activities	26.4	(200.2)	(70.3)	(19.8)	(18.0)
Cash flows provided by (used in) financing activities	(183.8)	92.9	65.7	11.4	(232.0)
Capital expenditures	45.8	38.4	25.1	23.0	22.3
Depreciation and amortization	58.4	52.9	47.1	42.5	43.7
Volume and Per Ton Data:
Tons shipped (000)	2,381	2,268	2,000	1,903	1,897
Average selling price per ton	$1,891	$1,944	$1,682	$1,503	$1,670
Gross profit per ton	348	334	291	300	299
Operating expenses per ton	259	273	241	236	243
Operating profit per ton	89	61	50	64	56

(1)The year ended December 31, 2019 includes a reduction of $11.0 million of accrued vacation expense resulting from changes to our vacation policy that were adopted at the end of the year which altered the timing of accrual recognition.

(2)The year ended December 31, 2018 includes a $70.0 million gain on bargain purchase related to our Central Steel and Wire Company acquisition. The year ended December 31, 2017 includes an other-than-temporary impairment charge of $0.2 million related to an equity investment. The year ended December 31, 2016 includes an other-than-temporary impairment charge of $4.7 million related to an equity investment and a $8.7 million loss on the retirement of debt related to the purchases and retirement of our 9.0% Senior Notes due 2017 (the “2017 Notes”) and 11.25% Senior Notes due 2018 (the “2018 Notes”). The year ended December 31, 2015 includes an other-than-temporary impairment charge of $12.3 million related to an equity investment and a $0.3 million gain on the retirement of debt related to the purchases of a portion of our 2017 Notes and 2018 Notes.

(3)The year ended December 31, 2019 includes a $0.1 million write off of debt issuance costs related to the repurchase of the 2022 Notes. The year ended December 31, 2018 includes a $0.5 million write off of debt issuance costs related to the repurchase of the 2022 Notes. The year ended December 31, 2015 includes a $2.9 million write off of debt issuance costs associated with our prior credit facility upon entering into a new revolving credit facility on July 24, 2015.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. Discussions of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 56% of our issued and outstanding common stock.

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we also operate in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2019, when excluding Central Steel and Wire Company (“CS&W”) which was acquired on July 2, 2018, we saw recessed demand when viewed against the year ago period. According to the Metal Service Center Institute, U.S. service center volumes decreased by more than seven percent compared to the year-ago period.  In 2019, we experienced year-over-year growth in shipment volumes in several end markets, most notably in the metal fabrication and machine shop and food and agricultural equipment sectors.  We saw year-over-year shipment declines only in the oil & gas and consumer durable sectors.

Overall, commodity prices for carbon and aluminum products trended lower in 2019, while nickel prices increased due to supply constraint induced by the Indonesian export ban. By the end of 2019, CRU hot-rolled carbon steel prices declined 27% and Midwest aluminum prices declined 11%, while the London Metal Exchange Nickel Cash Average increased by 27% compared to the end of 2018.  Decreased commodity prices resulted in a per ton pricing decrease of 2.7% in 2019 compared to 2018, which, after excluding LIFO income or expense, resulted in lower gross margins in 2019.

Industry Developments

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act. Subsequently, the White House announced steel quotas, in lieu of tariffs, with South Korea. On May 1, 2018, the White House further announced agreements-in-principle with Argentina, Australia, and Brazil for permanent exemptions from the tariffs in exchange for export quotas or voluntary export restraints, with the exception of Australia which has not agreed to quotas at the time of this release. In August 2018, steel tariffs were increased to 50% for Turkey intended to offset the weakening Turkish Lira.

Further trade actions announced by the U.S. under Section 301 of the Trade Act of 1974 imposed various levels of tariffs and duties on imported Chinese goods with China reciprocating in kind on American goods.

On January 15, 2020, the United States and China signed a phase one trade agreement in which the U.S. agreed not to proceed with tariffs that had been scheduled to take effect December 15, 2019 and cut Section 301 duties related to tariffs imposed on September 1, 2019 on $120 billion in Chinese goods in half, from 15% to 7.5%, effective February 14, 2020.  In return, China has agreed to increase its purchases of U.S. manufactured goods, agricultural products, energy, and services by a total of $200 billion over 2017 levels in the two years through December 2021. However, negotiations with China are ongoing and the U.S. will maintain 25% tariffs on another $250 billion of Chinese products while China maintains retaliatory tariffs on some U.S. goods.

On January 29, 2020, President Trump signed the U.S.-Mexico-Canada-Agreement (“USMCA”), which is designed to replace the North American Free Trade Agreement. Once approved by the Canadian parliament, the USMCA would be implemented. Ryerson expects that passage of the USMCA will support demand for North American steel through strengthening of rules of origin for steel-intensive goods as well as continue to provide tariff-free trade access in North American markets.

Acquisitions

On April 2, 2018, we acquired Fanello Industries (“Fanello”), a privately-owned metal service company located in Lavonia, Georgia. Fanello is a processor and service provider that supplies blanking, stamping, laser cutting, bending, and machining metal solutions to a diverse group of industries in the Southeastern United States.

On July 2, 2018, JT Ryerson acquired CS&W. CS&W is a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. Our combined commercial, operational, and processing strengths will provide a broader and deeper array of products to our customers in the Midwest and Northeast United States. The fair value of the consideration totaled $163.5 million. Included in the 2019 financial results is $576.3 million of revenue and a net loss of $13.1 million. Included in the 2018 financial results is $347.5 million of revenue and $58.3 million, including a $70.0 million bargain purchase gain, of net income from CS&W since the acquisition date. Please refer to Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 acquisition of CS&W. While the integration progressed in 2019 with approximately $35 million achieved in annualized expense take-outs and $12 million realized in cumulative proceeds from real estate sales for operations that were consolidated into existing facilities, this was masked by hot-rolled coil price deflation, which incurred out-sized inventory holding losses at CS&W compared to the legacy service centers due to CS&W’s eighty-five percent carbon steel product mix, which effectively amplified the persistent and acute gross margin compression.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data:

	Year Ended December 31, 2019	% of Net Sales	Year Ended December 31, 2018	% of Net Sales	Year Ended December 31, 2017	% of Net Sales
Net sales	$4,501.6	100.0%	$4,408.4	100.0%	$3,364.7	100.0%
Cost of materials sold	3,673.7	81.6	3,650.3	82.8	2,782.2	82.7
Gross profit	827.9	18.4	758.1	17.2	582.5	17.3
Warehousing, delivery, selling, general, and administrative expenses	636.8	14.1	614.7	13.9	481.4	14.3
Gain on sale of assets	(20.6)	(0.5)	—	—	—	—
Gain on insurance settlement	(1.5)	—	—	—	—	—
Restructuring and other charges	2.4	0.1	4.2	0.1	—	—
Operating profit	210.8	4.7	139.2	3.2	101.1	3.0
Other expenses	(95.6)	(2.1)	(22.5)	(0.6)	(84.4)	(2.5)
Income before income taxes	115.2	2.6	116.7	2.6	16.7	0.5
Provision (benefit) for income taxes	32.5	0.8	10.3	0.2	(1.3)	—
Net income	82.7	1.8	106.4	2.4	18.0	0.5
Less: Net income attributable to noncontrolling interest	0.3	—	0.4	—	0.9	—
Net income attributable to Ryerson Holding Corporation	$82.4	1.8%	$106.0	2.4%	$17.1	0.5%
Basic earnings per share	$2.19		$2.84		$0.46
Diluted earnings per share	$2.17		$2.81		$0.46

The following table shows the Company’s percentage of sales by major product line:

Product Line	2019	2018	2017
Carbon Steel Flat	26%	27%	28%
Carbon Steel Plate	11	11	10
Carbon Steel Long	16	14	12
Stainless Steel Flat	15	16	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	4	4
Aluminum Flat	15	15	15
Aluminum Plate	2	3	3
Aluminum Long	5	4	4
Other	2	2	2
Total	100%	100%	100%

Comparison of the year ended December 31, 2019 with the year ended December 31, 2018

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2019	2018	change	change
	($ in millions)
Net sales	$4,501.6	$4,408.4	$93.2	2.1%
Net sales, same-store	$3,925.3	$4,060.9	$(135.6)	(3.3)%

	Year Ended December 31,		Tons	Percentage
	2019	2018	change	change
	(in thousands)
Tons sold	2,381	2,268	113	5.0%
Tons sold, same-store	2,042	2,081	(39)	(1.9)%

	Year Ended December 31,		Price	Percentage
	2019	2018	change	change
Average selling price per ton sold	$1,891	$1,944	$(53)	(2.7)%
Average selling price per ton sold, same-store	$1,922	$1,951	$(29)	(1.5)%

Revenue for the year ended December 31, 2019 increased from the same period a year ago due to the acquisition of CS&W on July 2, 2018.  Excluding CS&W (same-store results), tons sold and average selling price per ton decreased in 2019 reflecting weakening economic conditions in the metals market. Same-store tons sold decreased in 2019 for most of our product lines with the largest decreases in our aluminum plate, carbon plate, and stainless flat products. Prices decreased for most of our product lines in 2019 compared to 2018 as metal producers expanded supply in response to market price increases in 2018. Excluding CS&W, the largest decreases in 2019 in average selling price per ton were in our carbon flat and stainless plate product lines, partially offset by increases in the average selling price per ton of our aluminum plate and aluminum flat product lines.  Tons sold per ship day were 9,448 in 2019 as compared to 9,000 in 2018. Excluding CS&W, tons sold per ship day were 8,103 and 8,258 in 2019 and 2018, respectively.

Cost of Materials Sold

	Year Ended December 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$3,673.7	81.6%	$3,650.3	82.8%	$23.4	0.6%

			Year Ended December 31,		Dollar	Percentage
			2019	2018	change	change
Average cost of materials per ton sold			$1,543	$1,610	$(67)	(4.2)%

The increase in cost of materials sold in 2019 compared to 2018 was primarily due to the increase in tons sold resulting from the acquisition of CS&W partially offset by a decrease in the average cost of materials sold per ton. The average cost of materials sold decreased during 2019 for our carbon flat, carbon plate, and stainless plate product lines, offset by increases in the average cost of materials sold for our aluminum flat and aluminum plate products lines.

During 2019, LIFO income was $69 million related to decreases in pricing for all product lines. During 2018, LIFO expense was $90 million related to increases in pricing for all product lines.

Gross Profit

	Year Ended December 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$827.9	18.4%	$758.1	17.2%	$69.8	9.2%

Gross profit dollars increased in 2019 compared to 2018 due to the increase in tons sold due to the acquisition of CS&W. While our revenue per ton decreased during 2019, our cost of materials sold decreased at a faster pace resulting in higher gross margins compared to the prior year.

Operating Expenses

	Year Ended December 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$636.8	14.1%	$614.7	13.9%	$22.1	3.6%
Warehousing, delivery, selling, general, and administrative expenses, same-store	$517.3	13.2%	$548.4	13.5%	$(31.1)	(5.7)%
Gain on sale of assets	$(20.6)	(0.5)%	$—	—	$(20.6)	—
Gain on insurance settlement	$(1.5)	—	$—	—	$(1.5)	—
Restructuring and other charges	$2.4	0.1%	$4.2	0.1%	$(1.8)	(42.9)%

Total operating expenses in 2019 were $1.8 million lower than in 2018. The inclusion of a full year of CS&W expenses after the acquisition of CS&W on July 2, 2018 increased operating expenses $50.7 million. Excluding CS&W, operating expenses decreased $52.5 million in 2019 primarily due to lower incentive compensation expense of $33.0 million, a gain on the sale of assets in 2019 of $20.6 million related to a sale and leaseback transaction for nine of our service center real estate assets, and a reduction of $11.0 million in accrued vacation expense after changes to our vacation policy were adopted in 2019 such that vacation is accrued as it is earned instead of in advance of work performed as under the prior policy. In addition, expenses were impacted by changes in the following categories:

•	higher facility expenses, primarily depreciation and rent expense, of $5.9 million;
•	higher consultant fees of $5.7 million;
•

a restructuring charge of $2.4 million in 2019 compared to a charge of $4.2 million in 2018. Charges in both periods included severance costs for corporate staff reductions while the 2018 charge also included costs for two facility closures; and

•	a gain on an insurance settlement in 2019 of $1.5 million.

On a per ton basis, operating expenses decreased to $259 per ton in 2019 from $273 per ton in 2018.

Operating Profit

	Year Ended December 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$210.8	4.7%	$139.2	3.2%	$71.6	51.4%

Our operating profit increased in 2019 compared to 2018 primarily due to the increase in tons sold and gross margin discussed above.

Other Expenses

	Year Ended December 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(93.2)	(2.1)%	$(99.2)	(2.3)%	$6.0	(6.0)%
Other income and (expense), net	(2.4)	—	76.7	1.7	(79.1)	(103.1)

Interest and other expense on debt decreased in 2019 compared to 2018, primarily due to a $62.1 million decrease in the outstanding amount of our 11.00% Notes due in 2022 (the “2022 Notes”) which were repurchased in the fourth quarter of 2018 and the first quarter of 2019, and from a lower level of credit facility borrowings outstanding in 2019 compared to 2018 due to lower working capital requirements resulting from a slowing metals market. The other expense in 2019 included $1.1 million of foreign currency losses, $1.0 million of expense from net periodic benefit cost other than service cost, and a $0.2 million loss on the redemption of debt. The other income in 2018 includes a $70.0 million gain on the bargain purchase of CS&W, a $6.2 million credit from net periodic benefit cost other than service cost, and $2.5 million of foreign currency gains, partially offset by a $1.7 million loss on the redemption of debt.

Provision for Income Taxes

 The $32.5 million income tax provision in 2019 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2019, the Company recorded benefits of $0.4 million to reduce valuation allowances previously recorded against certain foreign deferred tax assets.

The $10.3 million income tax provision in 2018 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2018, the Company recorded benefits of $1.3 million and $3.6 million to reduce valuation allowances previously recorded against certain foreign deferred tax assets and state net operating losses, respectively. This benefit was offset by additional tax expense of $1.5 million from the revaluation of deferred tax assets and liabilities at our new state tax rates resulting from our acquisition of CS&W.

Noncontrolling Interest

In both 2019 and 2018, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $0.3 million and $0.4 million, respectively.

Earnings Per Share

Basic earnings per share was $2.19 in 2019 and $2.84 in 2018. Diluted earnings per share was $2.17 in 2019 and $2.81 in 2018. The changes in earnings per share are due to the results of operations discussed above.

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

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net cash provided by (used in) operating activities	$193.1	$57.4	$(2.5)
Net cash provided by (used in) investing activities	26.4	(200.2)	(70.3)
Net cash provided by (used in) financing activities	(183.8)	92.9	65.7
Effect of exchange rates on cash	(0.2)	(4.3)	3.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35.5	$(54.2)	$(3.2)

The Company had cash and cash equivalents at December 31, 2019 of $11.0 million, compared to $23.2 million at December 31, 2018, and $77.4 million at December 31, 2017. The Company had $982 million, $1,153 million, and $1,046 million of total debt outstanding, a debt-to-capitalization ratio of 85%, 94%, and 101%, and $348 million, $392 million, and $264 million available under the Ryerson Credit Facility at December 31, 2019, 2018, and 2017, respectively. The Company had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities) of $439 million, $441 million, and $338 million at December 31, 2019, 2018, and 2017, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$11	$23	$77
Less: Qualified cash pledged as collateral	—	—	(28)
Restricted cash from sales of property, plant, and equipment	48	—	—
Availability under Ryerson Credit Facility and foreign debt facilities	380	418	289
Total liquidity	$439	$441	$338

Of the total cash and cash equivalents as of December 31, 2019, $6 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although the Company has historically satisfied needs for more capital in the U.S. through debt or equity issuances, it could elect to repatriate funds held in foreign jurisdictions which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities was $193.1 million in 2019 compared to net cash provided by operating activities of $57.4 million in 2018, and net cash used in operating activities of $2.5 million in 2017. Net income was $82.7 million, $106.4 million, and $18.0 million in 2019, 2018, and 2017, respectively. Cash provided by operating activities of $193.1 million during the year ended December 31, 2019 was primarily due to the net income of $82.7 million, a decrease in accounts receivable of $92.5 million resulting from lower sales levels at year-end 2019 compared to year-end 2018, a decrease in inventory of $65.9 million as we reduced inventory levels as metal pricing weakened during the year, and non-cash depreciation and amortization expense of $58.4 million, partially offset by a decrease in accounts payable of $78.2 million reflecting a lower cost of materials purchased at year-end 2019 compared to year-end 2018, and pension contributions of $25.7 million. Cash provided by operating activities of $57.4 million during the year ended December 31, 2018 was primarily due to an increase in accounts payable of $58.4 million reflecting a higher cost of materials purchased at year-end 2018 compared to year-end 2017, and non-cash depreciation and amortization expense of $52.9 million, partially offset by a non-cash gain on the bargain purchase of CS&W of $70.0 million, an increase in accounts receivable of $64.8 million resulting from higher sales levels at year-end 2018 compared to year-end 2017, and pension contributions of $27.0 million. Cash used in operating activities of $2.5 million during the year ended December 31,  2017 was primarily due to an increase in accounts receivable $44.0 million resulting from higher sales levels at year-end 2017 compared to year-end 2016, an increase in inventory of $42.9 million reflecting higher costs of materials purchased at year-end 2017 compared to year-end 2016, pension contributions of $21.7 million, an increase in deferred income taxes of $9.2 million, and the payment of $7.9 million of retiree medical costs, partially offset by an increase in accounts payable of $58.1 million reflecting a higher cost of materials purchased at year-end 2017 compared to year-end 2016, non-cash depreciation and amortization expense of $47.1 million and net income of $18.0 million.

Net cash provided by investing activities was $26.4 million in 2019, and net cash used in investing activities was $200.2 million and $70.3 million in  2018 and 2017, respectively. In December 2019, we sold and leased back a group of properties for net proceeds of approximately $61.5 million.  During 2018, we paid $169.7 million, net of cash acquired, to purchase CS&W and Fanello Industries. During 2017, the Company paid $49.2 million, net of cash acquired, to acquire all of the issued and outstanding capital stock of The Laserflex Corporation and Guy Metals, Inc. Capital expenditures for the years ended December 31, 2019, 2018, and 2017, were $45.8 million, $38.4 million, and $25.1 million, respectively. The Company sold property, plant, and equipment, including the properties sold and leased back in 2019 noted above, and assets held for sale, generating cash proceeds of $70.4 million, $5.9 million, and $3.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Net cash used in financing activities was $183.8 million for the year ended December 31, 2019. In 2019, net cash used in financing activities was primarily due to a decrease in credit facility borrowings of $164.6 million resulting from working capital reductions, the net income generated in 2019, and the proceeds from assets sales, partially offset by capital expenditures. In addition, cash was used in 2019 to make $13.6 million of principle payments under finance lease obligations, and repurchase $11.8 million of the 2022 Notes, while proceeds of $8.3 million were provided by failed sale-leaseback transactions. Net cash provided by financing activities was $92.9 million for the year ended December 31, 2018. In 2018, net cash provided by financing activities was primarily due to an increase in credit facility borrowings of $149.9 million, largely to finance the acquisitions of CS&W and Fanello Industries, an increase in book overdrafts of $6.3 million, and proceeds of $4.5 million from failed sale-leaseback transactions, partially offset by a $52.2 million repurchase of the 2022 Notes, and $13.7 million of principal payments under finance lease obligations. Net cash provided by financing activities was $65.7 million for the year ended December 31, 2017.  In 2017, net cash provided by financing activities was primarily related to net proceeds of $74.3 million from credit facility borrowings and proceeds of $24.9 million from failed sale leaseback transactions, partially offset by a $18.0 million net decrease in book overdrafts, and $14.4 million of principle payments under finance lease obligations.

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

Total Debt

Total debt at December 31, 2019 decreased $171.5 million to $981.8 million from $1,153.3 million at December 31, 2018 as a result of bond repurchases and net cash provided by operating activities.

Total debt outstanding as of December 31, 2019 consisted of the following amounts: $377.7 million borrowing under the Ryerson Credit Facility, $587.9 million under the 2022 Notes, $13.2 million of foreign debt, and $9.5 million of other debt, less $6.5 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $348 million and $392 million at December 31, 2019 and December 31, 2018, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion. On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “FILO Facility”).  The FILO facility is equal in subordination with the other borrowings under the Ryerson Credit Facility and has a maturity date of June 30, 2020.  The FILO facility supplements our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. The aggregate facility size of $1.0 billion remains unchanged.

At December 31, 2019, Ryerson had $377.7 million of outstanding borrowings, including $34.3 million under the FILO Facility, $11 million of letters of credit issued, and $348 million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into a third interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. All of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.2% and 3.5% at December 31, 2019 and 2018, respectively.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, create liens, or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of cumulative net income since the issuance of the 2022 Notes, once prior losses are offset.

During 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Consolidated Statement of Operations.

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired, resulting in the recognition of a $1.7 million loss within other income and (expense), net on the Consolidated Statement of Operations.

Foreign Debt

At December 31, 2019, Ryerson China’s total foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment. At December 31, 2018, Ryerson China’s total foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $32 million and $26 million at December 31, 2019 and December 31, 2018, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million at December 31, 2019 and 2018.

Pension Funding

The Company made contributions of $25.7 million in 2019, $27.0 million in 2018, and $21.7 million in 2017 to improve the Company’s pension plans funded status. At December 31, 2019, as reflected in Note 11 to the Consolidated Financial Statements, pension liabilities exceeded plan assets by $140 million. The Company anticipates that it will have a minimum required pension contribution of approximately $19.9 million in 2020 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2020.

Income Tax Payments

The Company received income tax refunds of $6.6 million in 2019, and made income tax payments of $2.1 million and $1.7 million in  2018 and 2017, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $14 million as of December 31, 2019. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2019:

	Payments Due by Period
Contractual Obligations (1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2022 Notes	$588	$—	$588	$—	$—
Ryerson Credit Facility	378	34	344	—	—
Foreign Debt	13	13	—	—	—
Other Debt	9	2	3	4	—
Interest on 2022 Notes, Foreign Debt, Other Debt, and Ryerson Credit Facility (3)	176	77	99	—	—
Purchase Obligations (4)	8	8	—	—	—
Operating Leases (5)	154	26	44	33	51
Pension Withdrawal Liability	1	—	—	—	1
Finance Lease Obligations (5)	33	14	14	5	—
Total	$1,360	$174	$1,092	$42	$52

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
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

Capital Expenditures

Capital expenditures during 2019, 2018, and 2017 totaled $45.8 million, $38.4 million, and $25.1 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $45 million in 2020. The spending includes maintenance expenditures and improvements to maintain, upgrade, and add to the Company’s North American processing capabilities.

Restructuring

2019

In 2019, the Company recorded a $2.1 million charge for employee-related costs primarily for severance costs for corporate staff reductions. The Company paid $1.2 million for employee costs related to these actions. In addition, the Company paid $0.3 million related to 2018 staff reductions. The remaining $1.0 million of employee-related costs are expected to be paid in 2020.

During 2019, the Company also recorded a $0.3 million charge to increase the reserve for tenancy-related costs for a facility closed in 2013. The Company paid $0.9 million in 2019 for costs related to facilities closed in prior years. The remaining $0.9 million of tenancy-related costs are expected to be paid through 2025.

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

Deferred Tax Amounts

At December 31, 2019, the Company had a net deferred tax liability of $65 million comprised primarily of a deferred tax asset of $38 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $18 million, $12 million of Alternative Minimum Tax (“AMT”) credit carryforwards, and deferred tax assets of $39 million related to federal, local, and foreign tax loss carryforwards, offset by a valuation allowance of $14 million and deferred tax liabilities of $64 million related to fixed assets and $115 million related to inventory. The Company’s deferred tax assets include $20 million related to U.S. federal net operating loss (“NOL”) carryforwards, $16 million related to state NOL carryforwards, and $3 million related to foreign NOL carryforwards at December 31, 2019.

The U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Under ASC Topic 740, “Income Taxes” the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  As a result of the Act, we recorded a benefit for the revaluation of our deferred tax assets of $10.6 million during the fourth quarter of 2017 within the provision (benefit) for income taxes line in the Consolidated Statement of Operations.

In accordance with ASC 740 the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. In 2018, the Company further reduced its valuation allowance related to state and foreign net operating losses. As of December 31, 2018, the Company had a valuation allowance of $29.3 million. As of December 31, 2019, the Company had a valuation allowance of $13.7 million, a decrease of $15.6 million from the prior year mainly related to expiring NOLs and changes to U.S. foreign tax credits previously recorded.

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

Inventory valuation: Our inventories are stated at the lower of cost or market. The valuation of our inventories at the lower of cost or market could be subject to certain estimates; however, the measurement is primarily based on historical purchasing and sales information rather than forecasted metals pricing. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs, and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

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

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although the Company believes that the positions taken on filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken. For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate.

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

Based on the impairment test performed on October 1, 2019, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 14.0% at October 1, 2019. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. The reporting unit’s fair value exceeded its carrying value by more than 25%. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

Purchase Price Accounting: Business combinations are accounted for using the acquisition method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Any shortfall in the cost of the acquisition compared to the fair value of the net assets acquired is recorded in the Statement of Operations as a bargain gain. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

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

When calculating pension expense for 2019, we assumed the pension plans’ assets would generate a long-term rate of return of 6.35% for the JT Ryerson plan and 4.00% for the CS&W plan, and between 3.50% and 5.25% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the JT Ryerson pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2019 pension expense by approximately $3 million.

Future pension obligations for the U.S. plans were discounted using rates between of 3.15% and 3.53% at December 31, 2019. Future pension obligations for the Canadian plans were discounted using rates between 3.00% and 3.01% at December 31, 2019. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2019 by approximately $43 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase or decrease in assumed health care trend rates would increase or decrease our total service and interest cost for the year ended December 31, 2019 by $0.2 million. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $3 million.

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

Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,014.4 million at December 31, 2019 and $1,158.5 million at December 31, 2018 as compared with the carrying value of $981.8 million and $1,153.3 million at December 31, 2019 and 2018, respectively. We manage interest rate risk in our capital structure by using a combination of variable and fixed-rate debt. At December 31, 2019, 40% of our debt is valued with variable interest rates. The remaining 60% of our debt was at fixed interest rates. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2019 by approximately $2.6 million.

We use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2019, we have three receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, in June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729%, and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. We account for these interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income.  The fair value of the interest rate swaps as of December 31, 2019 was a net liability of $0.2 million.  After considering the effects of our interest rate swaps, 92% of our debt was a fixed interest rates as of December 31, 2019.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.0 million outstanding at December 31, 2019 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2019, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2019 would decrease or increase the fair value of the foreign currency contracts by $0.2 million.
The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the statement of operations until there is a liquidation or sale of those foreign subsidiaries.

Commodity price risk

In general, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, customer contracts, and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption, and foreign currency rates. Derivative financial instruments have been used to manage a limited portion of our exposure to fluctuations in the cost of certain commodities. No derivatives are held for trading purposes.

As of December 31, 2019, we had 420,000 tons of iron ore swap contracts with a net liability value of $5.0 million, 47,155 tons of hot roll coil swap contracts with a net liability value of $0.4 million, 23,949 tons of aluminum swap contracts with a net liability value of $0.7 million, 3,164 tons of nickel swap contracts with a net asset value of $1.7 million, and 38,000 barrels of crude oil swap contracts with a net asset value of $0.1 million. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2019, the Company recognized a loss of $8.4 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2019 would increase or decrease the fair value of the commodity derivative contracts by $0.6 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of Ryerson Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated March 4, 2020 expressed an unqualified opinion thereon.

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

March 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of Ryerson Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ryerson Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 4, 2020 expressed an unqualified opinion thereon.

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

March 4, 2020

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$4,501.6	$4,408.4	$3,364.7
Cost of materials sold	3,673.7	3,650.3	2,782.2
Gross profit	827.9	758.1	582.5
Warehousing, delivery, selling, general, and administrative	636.8	614.7	481.4
Gain on sale of assets	(20.6)	—	—
Gain on insurance settlement	(1.5)	—	—
Restructuring and other charges	2.4	4.2	—
Operating profit	210.8	139.2	101.1
Other expense:
Other income and (expense), net	(2.4)	76.7	6.6
Interest and other expense on debt	(93.2)	(99.2)	(91.0)
Income before income taxes	115.2	116.7	16.7
Provision (benefit) for income taxes	32.5	10.3	(1.3)
Net income	82.7	106.4	18.0
Less: Net income attributable to noncontrolling interest	0.3	0.4	0.9
Net income attributable to Ryerson Holding Corporation	$82.4	$106.0	$17.1
Basic earnings per share	$2.19	$2.84	$0.46
Diluted earnings per share	$2.17	$2.81	$0.46

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$82.7	$106.4	$18.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4.3	(8.2)	5.6
Gain (loss) on intra-entity foreign currency transactions	—	(3.0)	3.2
Unrealized loss on equity securities	—	—	(0.3)
Other-than-temporary impairment on equity securities	—	—	0.2
(Gain) loss on cash flow hedges	(1.8)	0.5	1.0
Changes in defined benefit pension and other post-retirement benefit plans	14.0	(22.3)	18.0
Other comprehensive income (loss), before tax	16.5	(33.0)	27.7
Income tax provision (benefit) related to items of other comprehensive income (loss)	2.6	(4.5)	6.0
Comprehensive income, after tax	96.6	77.9	39.7
Less: Comprehensive income attributable to the noncontrolling interest	0.4	0.4	1.1
Comprehensive income attributable to Ryerson Holding Corporation	$96.2	$77.5	$38.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$82.7	$106.4	$18.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58.4	52.9	47.1
Stock-based compensation	3.1	3.3	2.2
Deferred income taxes	48.0	7.8	(9.2)
Provision for allowances, claims, and doubtful accounts	3.5	3.7	1.5
Restructuring and other charges	2.4	4.2	—
Other-than-temporary impairment charge on equity securities	—	—	0.2
Gain on bargain purchase	—	(70.0)	—
Loss on retirement of debt	0.2	1.7	—
Gain on sale of assets	(20.6)	—	—
Non-cash loss from derivatives	0.6	2.7	3.0
Gain on insurance settlement	(1.5)	—	—
Pension settlement loss	1.6	—	—
Other items	1.2	(0.5)	(0.7)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	92.5	(64.8)	(44.0)
Inventories	65.9	(21.4)	(42.9)
Other assets	4.9	(7.3)	(8.3)
Accounts payable	(78.2)	58.4	58.1
Accrued liabilities	(34.6)	16.8	4.6
Accrued taxes payable/receivable	(7.6)	2.2	6.3
Deferred employee benefit costs	(29.4)	(38.7)	(38.4)
Net adjustments	110.4	(49.0)	(20.5)
Net cash provided by (used in) operating activities	193.1	57.4	(2.5)
Investing activities:
Acquisitions, net of cash acquired	—	(169.7)	(49.2)
Capital expenditures	(45.8)	(38.4)	(25.1)
Proceeds from sale of property, plant, and equipment	70.4	5.9	3.8
Proceeds from insurance settlement	1.8	2.0	—
Other investing activities	—	—	0.2
Net cash provided by (used in) investing activities	26.4	(200.2)	(70.3)
Financing activities:
Repayment of debt	(12.7)	(52.4)	(0.2)
Net proceeds (repayments) of short-term borrowings	(164.6)	149.9	74.3
Purchase of subsidiary shares from noncontrolling interest	—	(0.2)	—
Credit facility issuance costs	—	(0.6)	—
Net increase (decrease) in book overdrafts	0.1	6.3	(18.0)
Principal payments on finance lease obligations	(13.6)	(13.7)	(14.4)
Contingent payment related to acquisitions	(1.3)	(0.9)	(0.9)
Proceeds from sale leaseback transactions	8.3	4.5	24.9
Net cash provided by (used in) financing activities	(183.8)	92.9	65.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	35.7	(49.9)	(7.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(4.3)	3.9
Net change in cash, cash equivalents, and restricted cash	35.5	(54.2)	(3.2)
Cash, cash equivalents, and restricted cash—beginning of period	24.3	78.5	81.7
Cash, cash equivalents, and restricted cash—end of period	$59.8	$24.3	$78.5
Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$88.3	$92.8	$84.9
Income taxes, net	(6.6)	2.1	1.7
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	82.3	—	—
Asset additions under operating leases	64.8	—	—
Asset additions under finance leases and failed sale-leasebacks	2.2	12.9	42.8
Asset additions under financing arrangements	2.2	4.6	3.0
Noncash financing activities:
Short term debt converted to finance lease	7.6	—	—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11.0	$23.2
Restricted cash (Note 3)	48.8	1.1
Receivables less provisions of $3.5 in 2019 and $2.5 in 2018	425.1	521.0
Inventories (Note 4)	742.9	806.3
Prepaid expenses and other current assets	52.2	61.5
Total current assets	1,280.0	1,413.1
Property, plant, and equipment, net of accumulated depreciation (Note 5)	439.7	489.0
Operating lease assets (Note 6)	128.2	—
Other intangible assets (Note 7)	50.6	58.1
Goodwill (Note 8)	120.3	120.3
Deferred charges and other assets	2.7	5.8
Total assets	$2,021.5	$2,086.3
Liabilities
Current liabilities:
Accounts payable	$311.5	$390.2
Accrued liabilities:
Salaries, wages, and commissions	35.3	66.6
Interest on debt	9.4	9.9
Other accrued liabilities	58.6	67.1
Short-term debt (Note 10)	49.2	27.3
Current portion of operating lease liabilities (Note 6)	20.9	—
Current portion of deferred employee benefits (Note 11)	7.0	7.9
Total current liabilities	491.9	569.0
Long-term debt (Note 10)	932.6	1,126.0
Deferred employee benefits (Note 11)	217.5	258.4
Noncurrent operating lease liabilities (Note 6)	112.8	—
Deferred income taxes (Note 17)	65.2	13.3
Other noncurrent liabilities	22.9	43.7
Total liabilities	1,842.9	2,010.4
Commitments and contingencies (Note 12)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2019 and 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,996,261 shares issued at 2019; 100,000,000 shares authorized and 37,656,505 issued at 2018	0.4	0.4
Capital in excess of par value	381.2	381.0
Retained earnings	99.6	14.2
Treasury stock at cost – Common stock of 212,500 shares in 2019 and 2018	(6.6)	(6.6)
Accumulated other comprehensive loss	(302.0)	(315.8)
Total Ryerson Holding Corporation stockholders’ equity	172.6	73.2
Noncontrolling interest	6.0	2.7
Total equity	178.6	75.9
Total liabilities and equity	$2,021.5	$2,086.3

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2017	37,345	$0.4	213	$(6.6)	$375.4	$(112.2)	$(50.2)	$(258.7)	$1.1	$—	$1.5	$(49.3)
Net income	—	—	—	—	—	17.1	—	—	—	—	0.9	18.0
Foreign currency translation	—	—	—	—	—	—	5.4	—	—	—	0.2	5.6
Gain on intra-entity foreign currency transactions	—	—	—	—	—	—	3.2	—	—	—	—	3.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $5.6	—	—	—	—	—	—	—	12.4	—	—	—	12.4
Unrealized loss on equity securities, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Other-than-temporary impairment, net of tax of $0.1	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	76	—	—	—	2.2	—	—	—	—	—	—	2.2
Cash flow hedge - interest rate swap, net of tax of $0.4	—	—	—	—	—	—	—	—	—	0.6	—	0.6
Balance at December 31, 2017	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	106.0	—	—	—	—	0.4	106.4
Foreign currency translation	—	—	—	—	—	—	(8.2)	—	—	—	—	(8.2)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(3.0)	—	—	—	—	(3.0)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.6	—	—	—	—	—	—	—	(17.7)	—	—	—	(17.7)
Adoption of accounting principal ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principal ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	235	—	—	—	3.3	—	—	—	—	—	—	3.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	0.1	—	—	—	—	—	(0.3)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at December 31, 2018	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$—	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	82.4	—	—	—	—	0.3	82.7
Foreign currency translation	—	—	—	—	—	—	4.2	—	—	—	0.1	4.3
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $3.1	—	—	—	—	—	—	—	10.9	—	—	—	10.9
Adoption of accounting principal ASU 2016-02	—	—	—	—	—	3.0	—	—	—	—	—	3.0
Stock-based compensation expense	340	—	—	—	3.1	—	—	—	—	—	—	3.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Balance at December 31, 2019	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$—	$(0.3)	$6.0	$178.6

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs totaled $126.7 million, $112.3 million, and $84.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

Benefits for Retired Employees. The Company recognizes the funded status of its defined benefit pension and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Service cost is included in warehousing, delivery, selling, general, and administrative expenses and all other components of net benefit costs are recognized in other income and (expense), net, in the Consolidated Statement of Operations. The estimated cost of the Company’s defined benefit pension plan and its postretirement medical benefits are determined annually after considering information provided by consulting actuaries. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns, and other factors. The cost of these benefits for retirees is accrued during their term of employment. Pensions are funded primarily in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and the Pension Protection Act of 2006. Costs for retired employee medical benefits are funded when claims are submitted. Certain employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $57.6 million and $57.5 million to accounts payable at December 31, 2019 and 2018, respectively.

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

Leases. For the year ended December 31, 2019 leases are recognized in accordance with FASB ASC 842, “Leases” (“ASC 842”). In the years ended December 31, 2018 and 2017 leases are recognized in accordance with FASB ASC 840, “Leases” (“ASC 840”). The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. See discussion of the adoption of ASC 842 within Recent Accounting Pronouncements below and Note 6: Leases, for further details on accounting treatment.

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

Accrued Vacation Liability. In 2019, the Company changed its vacation policy such that employees earn their vacation for the current year as work is performed throughout the year. Under the previous policy, vacation was earned in advance of work being performed for the subsequent year. As a result of this policy change, the Company recorded a reduction of $11.0 million to accrued vacation expense.  The adjustment is included within warehousing, delivery, general, and administrative expense within the Consolidated Statement of Operations in 2019.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized a $2.4 million exchange loss, a $3.0 million exchange gain, and a $2.8 million exchange loss for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards–Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” codified in ASC 842. The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The amendment also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.

We adopted the standard effective January 1, 2019 using the alternative modified retrospective transition method, which allows for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented.

Adoption of the new standard resulted in the recording of operating lease assets and liabilities of $82.3 million and $87.6 million within our Consolidated Balance Sheet, respectively, as of January 1, 2019.  As part of the adoption, we recorded an adjustment to retained earnings of $3.0 million related to the reassessment of a failed sale-leaseback under ASC 842. The standard had no impact on our Consolidated Statements of Operations or our Consolidated Statements of Cash Flows. See Note 6: Leases for further details.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”). It also requires certain disclosures about stranded tax effects. However, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Act is recognized. Adoption of this standard had no impact on our Consolidated Financial Statements. We have elected not to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings related to the U.S. Tax Act as the balances are not material to our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendment removes certain employee benefit plan disclosures that no longer are considered cost-beneficial, clarifies the specific requirements of certain disclosures, and adds certain disclosure requirements identified as relevant. The update is effective for annual reporting periods beginning after December 15, 2020 and should be applied on a retrospective basis to all periods presented. We adopted this amendment effective September 30, 2019.  There was no impact to our consolidated financial statements or quarterly disclosures. Our annual disclosures are updated for the period ended December 31, 2019.

Impact of Recently Issued Accounting Standards–Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 and subsequently issued amendments requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The guidance also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses rather than a write-down, thus enabling the ability to record reversals of credit losses in current period net income. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of the prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. We will adopt this guidance for our fiscal year beginning January 1, 2020. Adoption of this guidance will not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this standard effective January 1, 2020 on a prospective basis. Adoption of this guidance will not have a material effect on our financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are still assessing the impact of adoption on our consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

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

The fair value of accounts receivables acquired was $80.0 million, with a gross amount of $81.8 million. The Company expected $1.8 million to be uncollectible.

The $16.1 million of acquired intangible assets is related to a trademark acquired with a useful life of 10 years.

The transaction resulted in a bargain purchase gain primarily due to higher inventory and property, plant, and equipment fair values compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by majority stockholders of CS&W to sell their interests as CS&W had been experiencing increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur significant costs on future integration initiatives and to upgrade their infrastructure and computer systems in order to restore CS&W to a profitable basis. With our existing nationwide service center operations, we believe that our infrastructure will allow the necessary operational improvements to be implemented more efficiently than the seller. The gain of $70.0 million was included in Other income and (expense), net in the Consolidated Statements of Operations in 2018. The Company recognized $1.6 million in acquisition-related fees, which was included in Warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations in 2018.

Included in the year ended December 31, 2019 financial results is revenue of $576.3 million and a net loss of $13.1 million from CS&W. Included in the year ended December 31, 2018 financial results is $347.5 million of revenue and $58.3 million (includes the $70.0 million bargain purchase gain) of net income from CS&W since the acquisition date.

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2019 and 2018 as if the acquisition of CS&W on July 2, 2018 had occurred on January 1, 2018:

	Pro Forma
	For the Year Ended December 31,
	2019	2018

Net sales	$4,501.6	$4,767.7
Net income attributable to Ryerson Holding Corporation	82.4	15.2

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

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$11.0	$23.2
Restricted cash	48.8	1.1
Total cash, cash equivalents, and restricted cash	$59.8	$24.3

As part of the indenture for our $650 million senior secured notes due in 2022 (the “2022 Notes”), proceeds from the sale of property, plant, and equipment that is collateral are deposited into a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements, to fund activities such as debt repayment and future capital expenditures. In December 2019, we signed and closed a sale-leaseback transaction for a group of service center properties. See Note 6: Leases for additional detail on this transaction. The balance in the restricted account for property, plant, and equipment sales was $47.6 million at December 31, 2019 compared to zero at December 31, 2018. We also have $1.2 million and $1.1 million of cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims at December 31, 2019 and 2018, respectively.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2019 and 2018 as follows:

	At December 31,
	2019	2018
	(In millions)
In process and finished products	$742.9	$806.3

If current cost had been used to value inventories, such inventories would have been $51 million lower and $18 million higher than reported at December 31, 2019 and 2018, respectively. Approximately 91% of inventories are accounted for under the LIFO method at December 31, 2019 and 2018. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $5.6 million and $9.3 million at December 31, 2019 and 2018, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2019 and 2018:

	At December 31,
	2019	2018
	(In millions)
Land and land improvements	$89.4	$101.2
Buildings and leasehold improvements	199.0	238.1
Machinery, equipment, and other	432.3	406.7
Finance leases	73.2	76.6
Construction in progress	12.6	15.8
Total	806.5	838.4
Less: Accumulated depreciation	(366.8)	(349.4)
Net property, plant, and equipment	$439.7	$489.0

The Company recorded impairment charges related to fixed assets of zero, $0.2 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The impairment charges recorded in all periods related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell, in accordance with FASB ASC 360-10-35-43, “Property, Plant, and Equipment – Other Presentation Matters.” The Company recognized gains on the sale of assets classified as held for sale of $0.4 million, zero, and $0.5 million for the years ended December 31, 2019, 2018, and 2017 respectively. The Company had $1.5 million and $7.8 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balances Sheets as of December 31, 2019 and 2018, respectively. In December 2019, the Company signed and closed a sale-leaseback transaction for a group of service center properties that resulted in the recognition of a gain on sale of assets of $20.6 million, with total net proceeds of $61.5 million. See Note 6: Leases for further details.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2032, and finance leases expiring at various times through 2025.

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

Lease payments include fixed payments, the exercise price of a purchase option that is reasonably certain of exercise, variable payments based on a known index, and the amount probable that the Company will owe under a residual value guarantee. Variable lease payments that are not based on a known index are not included in lease payments and are expensed as incurred.

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

In December 2019, we sold and leased back a group of service center properties located in Arizona, Arkansas, Georgia, New York, Ohio, Texas, Virginia, and Washington for net proceeds of approximately $61.5 million. The total annual rent for the properties is approximately $4.3 million for the first year and is subject to annual rent escalations over the 12-year lease term. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term. The lease includes two renewal options for five years each.

The transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $20.6 million recorded in the Consolidated Statements of Operations. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $47.8 million, respectively, were recorded in the Consolidated Balance Sheets.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheet as of December 31, 2019:

		At December 31,
Leases	Balance Sheet Location	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$128.2
Finance lease assets	Property, plant, and equipment, net(a)	54.2
Total lease assets		$182.4
Liabilities
Current
Operating	Current portion of operating lease liabilities	$20.9
Finance	Other accrued liabilities	12.4
Noncurrent
Operating	Noncurrent operating lease liabilities	112.8
Finance	Other noncurrent liabilities	18.7
Total lease liabilities		$164.8

(a) Finance lease assets are recorded net of accumulated amortization of $19.0 million as of December 31, 2019.

Rental expense under operating leases totaled $26.8 million, $27.9 million, and $28.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2019:

Lease Expense	Location of Lease Expense Recognized in Income	Year Ended December 31, 2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$20.7
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	6.9
Interest on lease liabilities	Interest and other expense on debt	1.6
Variable lease expense	Warehousing, delivery, selling, general, and administrative	3.1
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	3.0
Total lease expense		$35.3

The following table presents maturity analysis of lease liabilities at December 31, 2019:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2020	$25.5	$13.6
2021	23.6	8.7
2022	20.1	5.5
2023	16.9	3.0
2024	15.8	2.5
After 2024	51.3	0.2
Total lease payments	153.2	33.5
Less: Interest(b)	(19.5)	(2.4)
Present value of lease liabilities(c)	$133.7	$31.1

(a) There were no operating leases with options to extend lease terms that are reasonably certain of being exercised and the operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b) Calculated using the discount rate for each lease.

(c) Includes the current portion of $20.9 million for operating leases and $12.4 million for finance leases.

The following table presents the future minimum lease commitments under ASC 840 at December 31, 2018:

Future Minimum Lease Commitments	Operating Leases	Capital Leases
	(In millions)
2019	$21.7	$13.7
2020	19.2	11.2
2021	17.0	5.7
2022	13.3	2.5
2023	10.5	0.6
After 2023	19.9	0.1
Total lease payments	$101.6	$33.8

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2019:

At December 31,
Lease Term and Discount Rate	2019

Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	2.8
Weighted-average discount rate
Operating leases	3.6%
Finance leases	4.8%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2019 is summarized below:

Other Information	Year Ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21.4
Operating cash flows from finance leases	1.6
Financing cash flows from finance leases	13.6
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	82.3
Operating leases	64.8
Finance leases	2.2

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2019 and 2018:

		At December 31, 2019			At December 31, 2018
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	14.2	$58.1	$(37.9)	$20.2	$58.1	$(33.8)	$24.3
Developed technology / product know-how	10.0	4.6	(2.7)	1.9	4.6	(2.5)	2.1
Non-compete agreements	5.0	0.6	(0.4)	0.2	0.9	(0.6)	0.3
Trademarks	13.6	42.3	(14.0)	28.3	42.3	(10.9)	31.4
Licenses	7.0	0.5	(0.5)	—	0.5	(0.5)	—
Total definite-lived intangible assets		$106.1	$(55.5)	$50.6	$106.4	$(48.3)	$58.1

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 was $7.5 million, $6.9 million, and $6.1 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2019, for each of the years in the five year period ending December 31, 2024 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2020	$7.4
For the year ended December 31, 2021	6.4
For the year ended December 31, 2022	6.3
For the year ended December 31, 2023	5.1
For the year ended December 31, 2024	5.1
For the years ended thereafter	20.3

Note 8: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2018	$123.6	$(8.3)	$115.3
Acquisitions	5.0	—	$5.0
Balance at December 31, 2018	$128.6	$(8.3)	$120.3
Acquisitions	—	—	—
Balance at December 31, 2019	$128.6	$(8.3)	$120.3

In 2018, the Company recognized $5.0 million of goodwill within the US Reporting unit related to the Fanello acquisition, which is deductible for income tax purposes.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2019.

Note 9: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2019, 2018, and 2017:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2017	$0.2	$1.3	$1.5
Restructuring charges	—	0.8	0.8
Cash payments	—	(0.5)	(0.5)
Reclassification	—	0.1	0.1
Reduction to reserve	(0.2)	—	(0.2)
Balance at December 31, 2017	$—	$1.7	$1.7
Restructuring charges	3.6	0.6	4.2
Cash payments	(3.2)	(0.8)	(4.0)
Balance at December 31, 2018	$0.4	$1.5	$1.9
Restructuring charges	2.1	0.3	2.4
Cash payments	(1.5)	(0.9)	(2.4)
Balance at December 31, 2019	$1.0	$0.9	$1.9

2019

In 2019, the Company recorded a $2.1 million charge for employee-related costs primarily for severance costs for corporate staff reductions. The Company paid $1.2 million of the employee costs related to these actions. In addition, the Company paid $0.3 million related to 2018 staff reductions. The remaining $1.0 million of employee-related costs are expected to be paid in 2020.

During 2019, the Company also recorded a $0.3 million charge to increase the reserve for tenancy-related costs for a facility closed in 2013. The Company paid $0.9 million in 2019 for costs related to facilities closed in prior years. The remaining $0.9 million of tenancy-related costs are expected to be paid through 2025.

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

Note 10: Debt

Long-term debt consisted of the following at December 31, 2019 and 2018:

	At December 31,
	2019	2018
	(In millions)
Ryerson Credit Facility	$377.7	$535.9
11 % Senior Secured Notes due 2022	587.9	599.5
Foreign debt	13.2	19.5
Other debt	9.5	8.3
Unamortized debt issuance costs and discounts	(6.5)	(9.9)
Total debt	981.8	1,153.3
Less:
Ryerson Credit Facility - "first in, last out" subfacility	34.3	—
Short-term foreign debt	13.2	19.5
Other short-term debt	1.7	7.8
Total long-term debt	$932.6	$1,126.0

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2020	$49.2
For the year ended December 31, 2021	345.1
For the year ended December 31, 2022	589.7
For the year ended December 31, 2023	1.9
For the year ended December 31, 2024	2.4
For the years ended thereafter	—

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion. On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “FILO Facility”). The FILO facility is equal in subordination with the other borrowings under the Ryerson Credit Facility and has a maturity date of June 30, 2020. The FILO facility supplements our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. The aggregate facility size of $1.0 billion remains unchanged.

At December 31, 2019, Ryerson had $377.7 million of outstanding borrowings, including $34.3 million under the FILO Facility, $11 million of letters of credit issued, and $348 million available under the Ryerson Credit Facility compared to $535.9 million of outstanding borrowings, $12 million of letters of credit issued, and $392 million available at December 31, 2018. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into a third interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. All of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 3.2% and 3.5% at December 31, 2019 and 2018, respectively.

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

2022 Notes

On May 24, 2016, JT Ryerson issued the 2022 Notes that bear interest at a rate of 11.00% per annum. The 2022 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

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

The 2022 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, create liens, or use assets as security in other transactions. Subject to certain exceptions, JT Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of cumulative net income since the issuance of the 2022 Notes, once prior losses are offset. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of December 31, 2019. Restricted net assets as of December 31, 2019 were $132.6 million.

During 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Consolidated Statement of Operations.

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired, resulting in the recognition of a $1.7 million loss within other income and (expense), net on the Consolidated Statement of Operations.

Foreign Debt

At December 31, 2019, Ryerson China’s total foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment. At December 31, 2018, Ryerson China’s total foreign borrowings were $19.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $32 million and $26 million at December 31, 2019 and 2018, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million at December 31, 2019 and 2018.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2019, 2018, and 2017, expense recognized for the defined contribution plans was $8.8 million, $8.0 million, and $7.2 million, respectively.

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

CS&W also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $14.3 million in lump sums and annuity purchases during fiscal 2019. Because the payout was more than the fiscal 2019 service cost plus interest cost for fiscal 2019, settlement accounting was reflected at year-end. There was an unrecognized loss as of December 31, 2019, of which $1.6 million was recognized in expense. CSWPP paid $5.8 million in lump sums from July 2, 2018 through December 31, 2018. Because the payout was more than the service cost plus interest cost for the period, settlement accounting was reflected in 2018. There was an unrecognized loss as of December 31, 2018, of which $0.2 million was recognized in other income and (expense), net within the Consolidated Statements of Operations.

In August 2019, the Central Steel and Wire Retirement Plan was closed to new entrants such that employees hired after July 1, 2018 are not entered into the plan. This plan change did not impact the plan obligation as of December 31, 2019.

The Company’s U.S. other postretirement benefit plans include the Ryerson Postretirement Welfare Plans (“Ryerson OPEB”) and Central Steel and Wire Postretirement Medical Plan (“CSW OPEB”).

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $15.3 million and $15.1 million at December 31, 2019 and 2018, respectively.

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

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	Year Ended December 31, 2019 (CSWPP)	Year Ended December 31, 2019 (RPP)	July 2 to December 31, 2018 (CSWPP)	Year Ended December 31, 2018 (RPP)	June 1 to December 31, 2017	January 1 to May 31, 2017
Discount rate for calculating obligations	3.53%	3.15%	4.59%	4.32%	3.64%	3.86%
Discount rate for calculating service cost	4.67	4.53	4.49	3.84	4.20	4.51
Discount rate for calculating interest cost	4.43	3.93	4.22	3.24	3.18	3.44
Expected rate of return on plan assets	4.00	6.35	4.70	6.70	6.95	6.75
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00	2.90	2.70
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	2.90	2.70	2.70

The expected rate of return on plan assets is 5.75% for RPP and 3.20% for CSWPP for 2020.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31, 2019 (CSW OPEB)	Year Ended December 31, 2019 (Ryerson OPEB)	July 2 to December 31, 2018 (CSW OPEB)	Year Ended December 31, 2018 (Ryerson OPEB)	Year Ended December 31, 2017
Discount rate for calculating obligations	3.08%	3.13%	4.23%	4.26%	3.57%
Discount rate for calculating service cost	4.45	4.43	4.35	3.74	4.25
Discount rate for calculating interest cost	3.82	3.82	3.83	3.09	3.19
Rate of compensation increase – benefit obligations	N/A	3.00	N/A	3.00	3.00
Rate of compensation increase – net periodic benefit cost	N/A	3.00	N/A	3.00	2.50

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2019		2018		2017
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	3.00%	3.01%	3.56%	3.58%	3.31%	3.32%
Discount rate for calculating net periodic benefit cost	3.56	3.58	3.31	3.32	3.64	3.71
Expected rate of return on plan assets	5.25	3.50	5.25	4.50	5.50	5.25
Rate of compensation increase	3.00	3.00	3.00	3.00	3.00	3.00

The expected rate of return on Canadian plan assets for 2020 is 4.75% for the Ryerson Salaried Plan (approximately 79% of total Canadian plan assets) and 3.00% for the Ryerson Bargaining Unit Plan (approximately 21% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate for calculating obligations	2.97%	3.53%	3.31%
Discount rate for calculating net periodic benefit cost	3.53	3.31	3.61
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$760	$797	$70	$69
Acquired benefit obligation	—	60	—	15
Service cost	3	2	1	—
Interest cost	29	26	2	2
Actuarial (gain) loss	65	(42)	1	(8)
Effect of changes in exchange rates	2	(3)	1	(1)
Lump sums paid	(24)	(23)	—	—
Benefits paid (net of participant contributions)	(63)	(57)	(6)	(7)
Benefit obligation at end of year	$772	$760	$69	$70
Accumulated benefit obligation at end of year	$760	$750	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$579	$632	$—	$—
Acquired plan assets	—	43	—	—
Actual return on plan assets	112	(40)	—	—
Employer contributions	26	27	6	7
Effect of changes in exchange rates	2	(3)	—	—
Lump sums paid	(24)	(23)	—	—
Benefits paid (net of participant contributions)	(63)	(57)	(6)	(7)
Plan assets at fair value at end of year	$632	$579	$—	$—
Reconciliation of Amount Recognized
Funded status	$(140)	$(181)	$(69)	$(70)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(6)	$(7)
Non-current liabilities	(140)	(181)	(63)	(63)
Net benefit liability at the end of the year	$(140)	$(181)	$(69)	$(70)

Canadian benefit obligations represented $45 million of the Company’s total Pension Benefits obligations at December 31, 2019 and $41 million at December 31, 2018. Canadian plan assets represented $43 million of the Company’s total plan assets at fair value at December 31, 2019 and $38 million at December 31, 2018. In addition, Canadian benefit obligations represented $14 million of the Company’s total Other Benefits obligation at December 31, 2019 and $11 million at December 31, 2018.

The pension benefit obligations recorded as of December 31, 2019 and 2018 were impacted by changes in assumptions. During the year ended December 31, 2019 the pension benefit obligation increased by $87 million due to a decrease in the year over year discount rate, decreased $19 million due to updated mortality tables, and decreased $5 million due to demographic population changes. During the year ended December 31, 2018 the pension benefit obligation decreased by $46 million due to an increase in the year over year discount rate and decreased another $1 million due to updated mortality rates based on updated mortality tables released by the Society of Actuaries in 2018.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$366	$394	$(49)	$(58)
Prior service credit	—	—	(3)	(6)
Net loss (gain)	$366	$394	$(52)	$(64)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2019 and 2018 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$(11)	$38	$1	$(8)
Amortization of net actuarial loss (gain)	(15)	(16)	8	7
Amortization of prior service cost	—	—	3	3
Amortization of settlement	(2)	—	—	—
Net loss (gain)	$(28)	$22	$12	$2

For benefit obligation measurement purposes for U.S. plans at December 31, 2019, the annual rate of increase in the per capita cost of covered health care benefits for all participants was 7.25 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2018, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. At December 31, 2018, the rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans, at December 31, 2019 the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.  For benefit obligation measurement purposes for Canadian plans, at December 31, 2018 the annual rate of increase per capita cost of covered health care benefits was 7.3 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(In millions)
Components of net periodic benefit cost
Service cost	$3	$2	$1	$1	$—	$—
Interest cost	29	26	26	2	2	3
Expected return on assets	(37)	(40)	(42)	—	—	—
Recognized actuarial loss (gain)	15	15	15	(8)	(7)	(8)
Amortization of prior service credit	—	—	—	(3)	(3)	(3)
Settlement expense	2	—	—	—	—	—
Net periodic benefit cost (credit)	$12	$3	$—	$(8)	$(8)	$(8)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capital cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. The rate for participants over 65 was 7.5 percent, grading down to 4.5 percent in 2026, plus a risk adjustment of 0.65 percent grading down to zero percent in 2022, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 3.00% to 5.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2019 and 2018, by asset category are as follows:

	Trust Assets at December 31,
	2019	2018
Equity securities	35%	43%
Debt securities	48	44
Real Estate	10	3
Other	7	10
Total	100%	100%

The investment policies and plan asset target allocations are established by Ryerson’s internal management Pension Committee, as delegated by the Board of Directors, in consultation with investment advisors. The Pension Committee provides on-going oversight of the plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. As plan funded status improves, the asset allocations will move along a predetermined, de-risking glide path that reallocates capital from growth assets to fixed income assets in order to preserve asset gains and reduce funded status volatility. The currently approved asset investment classes are cash, fixed income, domestic equities, international equities, real estate, private equities, and hedge funds of funds.

The approved target ranges and allocations as of the December 31, 2019 measurement date were as follows:

	Range	Target
Equity securities	0-49%	34%
Debt securities	45-100	50
Real estate	0-12	10
Other	0-7	6
Total		100%

The fair value of our pension plan assets at December 31, 2019 by asset category are as follows. See Note 14 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$14	$6	$8	$—
Equity securities:
US large cap	67	4	63	—
US small/mid cap	11	1	10	—
International companies	63	3	60	—
Global companies	82	—	82	—
Fixed income securities:
Investment grade debt	300	11	289	—
Other types of investments:
Commodity funds	2	—	2	—
Investments valued at net asset value	27	—	—	—
Real estate	66	1	65	—
Total	$632	$26	$579	$—

The fair value of our pension plan assets at December 31, 2018 by asset category are as follows:

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$21	$21	$—	$—
Equity securities:
US large cap	71	7	64	—
US small/mid cap	22	1	21	—
Canadian large cap	3	—	3	—
Canadian small cap	1	—	1	—
International companies	92	5	87	—
Global companies	60	—	60	—
Fixed income securities:
Investment grade debt	255	18	237	—
Other types of investments:
Commodity funds	1	—	1	—
Multi-strategy funds	1	—	1	—
Investments valued at net asset value	37	—	—	—
Real estate	15	1	14	—
Total	$579	$53	$489	$—

The pension assets classified as Level 2 investments in 2019 were part of common collective trust investments and bank trust funds.  The pension assets classified as Level 2 in 2018 are part of common collective trust investments.

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

Contributions

The Company contributed $25.7 million, $27.0 million, and $21.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $19.9 million in 2020.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2020	$57	$6
2021	54	6
2022	54	5
2023	54	5
2024	52	5
2025-2029	243	21

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 48 employees at 4 locations. Total contributions to the plans were $0.4 million for each of the years ended December 31, 2019, 2018, and 2017. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2019 and 2018 was $0.5 million. The Company’s participation in these plans is not material to our financial statements.

Note 12: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers in 2020, the Company has entered into certain fixed price noncancellable contractual obligations. These purchase obligations aggregated to $7.8 million at December 31, 2019 with $7.8 million to be paid in 2020.

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

Approximately 9% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2020, which covers 4% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change from its prior stance, at a meeting on December 4, 2018, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. The EPA also indicated that it expected allocation of amounts among the parties to be determined in the same two to three-year time frame. The EPA invited certain PRPs to a May 2, 2019 meeting to discuss starting the remedial design process. The EPA did not include JT Ryerson in those meetings.

On December 9, 2019, a PRP group met with Administrator Wheeler, the head of the EPA, to discuss updating the ROD as recent testing indicates that the levels of contamination have “drastically improved” and, thus, remediation should be much less drastic than that in the current ROD. We have been informed that Administrator Wheeler is requiring regional EPA staff to engage in discussions with the PRP group before moving forward with any enforcement action. The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  It is unclear if any of these areas include the areas where our former facilities were located. As a result of the ongoing negotiations over the ROD, the EPA’s decision not to meet with smaller parties, and the December 9, 2019 meeting with Administrator Wheeler, the discussions with the EPA regarding remedial design appear to be delayed.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2019 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 13: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. See Note 16: Revenue Recognition for the Company’s percentage of sales by major product line.

No customer, including their subcontractors, accounted for more than 6 percent of Company sales for the years ended December 31, 2019, 2018, and 2017. The top ten customers accounted for less than 15 percent of our sales for the years ended December 31, 2019 and 2018, and less than 17 percent of our sales for the year ended December 31, 2017. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico, which in aggregate comprised 9 percent, 10 percent, and 12 percent of the Company’s sales during the years ended December 31, 2019, 2018, and 2017, respectively. Canadian, Chinese, and Mexican long-lived assets were 9 percent, 5 percent, and 7 percent of total Company long-lived assets at December 31, 2019, 2018, and 2017, respectively.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated:

	Year Ended December 31,
Net Sales	2019	2018	2017
	(In millions)
United States	$4,076.8	$3,950.5	$2,962.4
Foreign countries	424.8	457.9	402.3
Total	$4,501.6	$4,408.4	$3,364.7

	At December 31,
Long-Lived Assets	2019	2018	2017
	(In millions)
United States	$519.1	$464.1	$395.3
Foreign countries	48.8	24.9	27.6
Total	$567.9	$489.0	$422.9

Note 14: Derivatives and Fair Value Measurements

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into fixed price natural gas contracts and diesel fuel derivative contracts to manage the price risk of forecasted purchases of natural gas and diesel fuel.

We have three receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility.  In March 2017, we entered into a forward agreement for $150 million of “pay fixed” interest at 1.658%, in June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729%, and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility. The fair value of the interest rate swap as of December 31, 2019 was a net liability of $0.2 million.

The Company currently does not account for its commodity contracts and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The Company made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of December 31, 2019, the Company offset $2.7 million of fair value liabilities with cash held as collateral by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2019 and 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019		December 31, 2018
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$5.0	$1.6	Other accrued liabilities	$9.4	(a)	$5.4
Crude oil contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—		—
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—		—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	1.5	Other noncurrent liabilities	0.2		—
Total derivatives		$5.1	$3.3		$9.6	(a)	$5.4

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brings the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million.

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2019 and 2018:

	Notional Amount
Derivative Instruments	At December 31, 2019	At December 31, 2018	Unit of Measurement
Iron ore swap contracts	420,000	—	Tons
Hot roll coil swap contracts	47,155	36,365	Tons
Crude oil swap contracts	38,000	—	Barrels
Aluminum swap contracts	23,949	42,419	Tons
Nickel swap contracts	3,164	1,541	Tons
Foreign currency exchange contracts	2.0 million	4.5 million	U.S. dollars
Interest rate swaps	310 million	150 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2019	2018	2017
		(In millions)
Metal commodity contracts	Cost of materials sold	$(9.1)	$(3.1)	$3.1
Diesel fuel/Crude oil commodity contracts	Warehousing, delivery, selling, general, and administrative	0.7	—	—
Foreign exchange contracts	Other income and (expense), net	(0.1)	0.2	—
Total		$(8.5)	$(2.9)	$3.1

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017:

		Amount of Gain/(Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,
Derivatives designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2019	2018	2017
		(In millions)
Interest rate swaps	Interest and other expense on debt	$1.1	$0.5	$(0.7)

As of December 31, 2019, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest income is approximately zero.

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019:

	At December 31, 2019
	Level 1	Level 2		Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$5.0		$—
Crude oil contracts	—	0.1		—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	—		—
Total derivatives	$—	$5.1		$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$9.4	(a)	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	0.2		—
Total derivatives	$—	$9.6	(a)	$—

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brings the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2018:

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

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 were as follows:

	At December 31, 2019		At December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$11.0	$11.0	$23.2	$23.2
Restricted cash	48.8	48.8	1.1	1.1
Receivables less provisions	425.1	425.1	521.0	521.0
Accounts payable	311.5	311.5	390.2	390.2
Long-term debt, including current portion	981.8	1,014.4	1,153.3	1,158.5

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

The following table presents assets and liabilities measured and recorded at fair value on the Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2019 and 2018:

	At December 31, 2019
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 5)	$—	$1.5	$—

	At Year Ended December 31, 2018
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets - assets held for sale (Note 5)	$—	$7.8	$—

Note 15: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019 and December 31, 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Equity Securities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2018	$(41.6)	$(246.3)	$1.0	$0.6
Other comprehensive income (loss) before reclassifications	(11.2)	(21.5)	—	0.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.8	(1.0)	(0.3)
Net current-period other comprehensive income (loss)	(11.2)	(17.7)	(1.0)	0.4
Balance at December 31, 2018	$(52.8)	$(264.0)	$—	$1.0
Other comprehensive income (loss) before reclassifications	4.0	6.6	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	4.3	—	(0.8)
Net current-period other comprehensive income (loss)	4.2	10.9	—	(1.3)
Balance at December 31, 2019	$(48.6)	$(253.1)	$—	$(0.3)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019 and December 31, 2018:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations / Consolidated Balance Sheet
	For the Year Ended December 31, 2019
	(In millions)
Foreign Currency Translation
Foreign currency translation gain	$0.2	Other income and (expense), net
Tax provision	—
Net of tax	$0.2
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$7.2	Other income and (expense), net
Pension settlement	1.6	Other income and (expense), net
Prior service cost	(3.0)	Other income and (expense), net
Total before tax	5.8
Tax provision	(1.5)
Net of tax	$4.3
Cash flow hedge - interest rate swap
Realized swap interest	$(1.1)	Interest and other expense on debt
Tax benefit	0.3
Net of tax	$(0.8)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2018
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$8.1	Other income and (expense), net
Prior service cost	(3.0)	Other income and (expense), net
Total before tax	5.1
Tax provision	(1.3)
Net of tax	$3.8
Other-than-temporary impairment
Change in accounting principal (ASU 2016-01)	$(1.0)	Retained earnings (accumulated deficit)
Tax benefit	—
Net of tax	$(1.0)
Cash flow hedge - interest rate swap
Realized swap interest	$(0.5)	Interest and other expense on debt
Tax benefit	0.2
Net of tax	$(0.3)

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

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our Consolidated Balance Sheet.  The adjustment to retained earnings was the result of changing the accounting for revenues associated with custom products with no alternative use for which we have an enforceable right to payment, from point in time recognition to over time recognition. The revenues associated with the products and services that were partially satisfied at January 1, 2018 which were included in the modified transition method adjustment aggregated to $12.3 million. The net impact on retained earnings associated with these revenues was $2.3 million. In accordance with the modified retrospective transition method, the historical information within the 2017 financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, the Company has disclosed the accounting policies in effect prior to January 1, 2018, as well as the policies it applied starting January 1, 2018.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in Warehousing, delivery, selling, general, and administrative expense. The balance recognized related to shipping and handling costs was a net contract liability of $0.1 million at December 31, 2019 and 2018.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

Product Line	2019	2018	2017
Carbon Steel Flat	26%	27%	28%
Carbon Steel Plate	11	11	10
Carbon Steel Long	16	14	12
Stainless Steel Flat	15	16	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	4	4
Aluminum Flat	15	15	15
Aluminum Plate	2	3	3
Aluminum Long	5	4	4
Other	2	2	2
Total	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  See Note 13: Segment Information for the Company’s consolidated financial information of our operations by geographic location based on where sales originated.

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
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

Receivables, which are included in accounts receivables within the Consolidated Balance Sheet, from contracts with customers were $428.6 million and $523.5 million as of December 31, 2019 and December 31, 2018, respectively.

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

	Contract Assets		Contract Liabilities
	2019	2018	2019	2018
	(In millions)
Beginning Balance	$16.6	$14.2	$10.0	$6.9
Contract liability satisfied during the period	—	—	(9.2)	(7.6)
Contract liability incurred during the period	—	—	8.2	8.2
Net change in contract assets and liabilities for products with no alternative use during the period	(1.5)	(1.4)	—	0.2
Contract assets acquired	—	0.5	—	—
Changes to reserves	0.2	1.5	3.3	0.5
Reclass between contract liability and contract asset	(1.8)	1.8	(1.8)	1.8
Ending Balance	$13.5	$16.6	$10.5	$10.0

Note 17: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Income before income tax:
U.S.	$103.4	$100.6	$11.3
Foreign	11.8	16.1	5.4
	$115.2	$116.7	$16.7
Current income taxes:
Federal	$(19.0)	$(1.3)	$5.6
Foreign	2.1	3.7	1.8
State	1.4	0.1	0.5
	(15.5)	2.5	7.9
Deferred income taxes	48.0	7.8	(9.2)
Total income tax provision (benefit)	$32.5	$10.3	$(1.3)

 Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Federal income tax expense computed at statutory tax rate of 21% in 2019 and 2018 and 35% in 2017	$24.2	$24.5	$5.8
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	4.9	1.4	(0.8)
Non-deductible expenses and non-taxable income	1.8	(13.6)	0.2
Foreign income (expense) not includable in federal taxable income	0.7	0.9	(0.2)
Valuation allowance changes, net	(0.4)	(4.3)	(2.9)
Changes in uncertain tax positions	(1.5)	—	(1.0)
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	2.4	0.8	7.2
Effect of U.S. Tax Cuts and Jobs Act - revaluation of deferred taxes	—	—	(10.6)
All other, net	0.4	0.6	1.0
Total income tax provision (benefit)	$32.5	$10.3	$(1.3)

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

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the year ending Dec. 31, 2019, we have included $2.4 million of tax expense related to GILTI.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2019	2018
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$12	$30
Post-retirement benefits other than pensions	18	18
Federal and foreign net operating loss carryforwards	23	51
State net operating loss carryforwards	16	20
Pension liability	38	48
Other deductible temporary differences	32	54
Less: valuation allowances	(14)	(29)
	$125	$192
Deferred tax liabilities:
Fixed asset basis difference	$64	$65
Inventory basis difference	115	127
Other intangibles	11	13
	190	205
Net deferred tax liability	$(65)	$(13)

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

The Company had available at December 31, 2019, federal AMT credit carryforwards of approximately $12 million, which as a result of the Act is refundable to the extent not utilized to offset future federal income tax liabilities of the Company.

The Company’s deferred tax assets also include $20 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 20 years, $16 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $3 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2019.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2019, the Company had approximately $58 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings were deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2017	$6.9
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.4)
Unrecognized tax benefits balance at December 31, 2017	$6.5
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.6)
Unrecognized tax benefits balance at December 31, 2018	$5.9
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.5)
Unrecognized tax benefits balance at December 31, 2019	$4.4

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.8 million and $1.9 million of accrued interest related to uncertain tax positions at December 31, 2019 and 2018, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $2.6 and $4.0 million as of December 31, 2019 and 2018, respectively.

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

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded were zero, zero, and 100,068 for years ended December 31, 2019, 2018, and 2017, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended December 31,
Basic and diluted earnings per share	2019	2018	2017
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$82.4	$106.0	$17.1
Denominator:
Weighted average shares outstanding	37,697,648	37,329,580	37,176,398
Dilutive effect of stock-based awards	263,856	342,732	117,804
Weighted average shares outstanding adjusted for dilutive securities	37,961,504	37,672,312	37,294,202

Earnings per share
Basic	$2.19	$2.84	$0.46
Diluted	$2.17	$2.81	$0.46

Note 19: Subsequent Events

In March 2020, a principal amount of $5.7 million of the 2022 Notes were repurchased for $5.9 million and retired, resulting in the recognition of a $0.2 million loss.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income	Net Income Attributable to Ryerson Holding Corporation	Basic Earnings per Share	Diluted Earnings per Share
2018
First Quarter	$941.3	$164.9	$14.7	$10.6	$10.4	$0.28	$0.28
Second Quarter	1,057.1	185.3	23.6	17.4	17.5	0.47	0.46
Third Quarter (1)	1,250.0	208.2	79.7	77.7	77.5	2.08	2.06
Fourth Quarter (2)	1,160.0	199.7	(1.3)	0.7	0.6	0.01	0.01
Year	$4,408.4	$758.1	$116.7	$106.4	$106.0	$2.84	$2.81
2019
First Quarter	$1,230.8	$231.3	$42.6	$29.6	$29.5	$0.79	$0.78
Second Quarter	1,204.9	211.8	22.0	16.5	16.4	0.43	0.43
Third Quarter	1,104.4	204.4	16.5	10.2	10.1	0.27	0.27
Fourth Quarter (3)	961.5	180.4	34.1	26.4	26.4	0.70	0.69
Year	$4,501.6	$827.9	$115.2	$82.7	$82.4	$2.19	$2.17

(1)	The third quarter 2018 includes a $73.2 million gain on bargain purchase related to our Central Steel and Wire acquisition.
(2)

The fourth quarter 2018 includes a $3.2 million reduction to the gain on bargain purchase related to our Central Steel and Wire acquisition as well as a $1.7 million loss on the repurchase of $50.5 million principal of the 2022 Notes.

(3)

The fourth quarter 2019 includes a $20.6 million gain on sale of assets related to a sale and leaseback transaction and a reduction of $11.0 million of accrued vacation expense resulting from changes to our vacation policy that were adopted at the end of the year which altered the timing of accrual recognition.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2019	2018	2017
Administrative and other expenses	$(1.0)	$(0.9)	$(0.8)
Interest income on intercompany loans	6.5	6.4	6.5
Equity in income of subsidiaries	77.6	110.9	23.6
Income before income taxes	83.1	116.4	29.3
Provision for income taxes	0.7	10.4	12.2
Net income	$82.4	$106.0	$17.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$82.4	$106.0	$17.1
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4.2	(8.2)	5.4
Gain (loss) on intra-entity foreign currency transactions	—	(3.0)	3.2
Unrealized loss on equity investments	—	—	(0.3)
Other-than-temporary impairment on equity investments	—	—	0.2
Gain (loss) on cash flow hedges	(1.8)	0.5	1.0
Changes in defined benefit pension and other post-retirement benefit plans	14.0	(22.3)	18.0
Other comprehensive income (loss), before tax	16.4	(33.0)	27.5
Income tax provision (benefit) related to items of other comprehensive income (loss)	2.6	(4.5)	6.0
Comprehensive income, after tax	$96.2	$77.5	$38.6

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$82.4	$106.0	$17.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(77.6)	(110.9)	(23.6)
Deferred income taxes	(3.3)	10.4	12.2
Increase in receivables/payables from subsidiaries	(1.6)	(5.4)	(5.6)
Increase in other assets	—	(0.1)	—
Increase in accrued liabilities	0.1	—	—
Net adjustments	(82.4)	(106.0)	(17.0)
Net cash provided by operating activities	—	—	0.1
Net increase in cash, cash equivalents, and restricted cash	—	—	0.1
Cash, cash equivalents, and restricted cash—beginning of period	0.1	0.1	—
Cash, cash equivalents, and restricted cash—end of period	$0.1	$0.1	$0.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2019	2018
Assets
Cash and cash equivalents	$0.1	$0.1
Prepaid expenses and other assets	0.1	0.1
Receivable from subsidiaries	11.1	9.5
Total current assets	11.3	9.7
Investment in subsidiaries	63.1	—
Long-term receivable from subsidiaries	71.7	71.7
Deferred income taxes	26.7	23.4
Total assets	$172.8	$104.8
Liabilities
Accrued liabilities	$0.2	$0.1
Total current liabilities	0.2	0.1
Dividends in excess of investment in subsidiaries	—	31.5
Total liabilities	0.2	31.6
Ryerson Holding Corporation Stockholders’ equity
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2019 and 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 37,996,261 shares issued at 2019; 100,000,000 shares authorized and 37,656,505 issued at 2018	0.4	0.4
Capital in excess of par value	381.2	381.0
Retained earnings	99.6	14.2
Treasury stock at cost – Common stock of 212,500 shares in 2019 and 2018	(6.6)	(6.6)
Accumulated other comprehensive loss	(302.0)	(315.8)
Total Ryerson Holding Corporation stockholders’ equity	172.6	73.2
Total liabilities and stockholders’ equity	$172.8	$104.8

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

Note 3: Dividends from subsidiaries

There were no cash dividends paid to Ryerson Holding from its consolidated subsidiaries for the years ended December 31, 2019, 2018, and 2017.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves			Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$2.5	$4.0	$(3.0)	(A)		$3.5
Valuation allowance—deferred tax assets	29.3	(0.4)	(15.2)	(B)		13.7
Year Ended December 31, 2018
Allowance for doubtful accounts	$4.9	$2.4	$(4.8)	(A)	(C)	$2.5
Valuation allowance—deferred tax assets	24.4	7.0	(2.1)	(D)		29.3
Year Ended December 31, 2017
Allowance for doubtful accounts	$4.6	$1.5	$(1.2)	(A)		$4.9
Valuation allowance—deferred tax assets	20.0	4.4	—			24.4

NOTES:

(A)	Bad debts written off during the year of $3.0 million, $1.8 million, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(B)	Reversals of valuation allowances due to the expiration of state net operating losses and changes to the foreign tax credits.
(C)	Reclassed $3.0 million to contract liability as a result of ASC 606 adoption.
(D)	Reversals of valuation allowances due to the expiration of state and foreign net operating losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2019 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2019.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2019.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors, and employees, which contains the ethical principles by which our chief executive officer, interim principal financial officer, and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our Investor Relations website under “Governance Documents” at www.ir.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Holding Corporation, 227 West Monroe Street, 27th Floor, Chicago, Illinois 60606 (telephone number (312) 292-5000). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at www.ir.ryerson.com or by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2019, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of February 29, 2020, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 29, 2020, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2019, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	914,902	$—	33,837
Equity compensation plans not approved by security holders	—	—	—
Total	914,902	$—	33,837

(1)

Includes (i) 634,980 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, and (ii) 280,322 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service.

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted stock units.
(3)

All of the shares of common stock that remained available for future issuance as of December 31, 2019, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2019, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K:

Financial Statements (See Item 8)

Schedule I

Schedule II

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules.

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

		S-1/A-15	333-164484	May 6, 2013

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

10.1	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.	S-4	333-152102	July 3, 2008

10.2	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.3	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.4	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.5	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.6	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.7	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.8	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.9	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.10	Employment Agreement, dated December 10, 2004, between Ryerson Tull, Inc. and Kevin D. Richardson, as amended.	10-Q	001-34735	May 7, 2015

10.11	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.	10-Q	001-34735	May 7, 2015

10.12	Directors Compensation Summary Sheet.	10-K	001-34735	March 9, 2016

10.13	Intercreditor Agreement by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent Dated as of October 10, 2012.	10-K	001-34735	March 9, 2016

10.14

Amendment No. 1, dated as of March 11, 2015, to the Intercreditor Agreement dated as of October 10, 2012, by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.15

Joinder Agreement dated as of July 24, 2015, to Intercreditor Agreement dated as of October 10, 2012 and amended as of March 11, 2015 by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.16

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

10.17

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

10.18

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

		8-K	001-34735	July 29, 2015

10.19	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.20	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.21	Employment Agreement, dated September 8, 2005, between Ryerson Tull, Inc. and Erich Schnaufer, as amended.	10-K	001-34735	March 9, 2016

10.22

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

10.23

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

		8-K	001-34735	September 27, 2019

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Interim Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.2

Written Statement of Molly D. Kannan, Interim Principal Financial Officer, Chief Accounting Officer and Corporate Controller, of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RYERSON HOLDING CORPORATION

By:	/s/ Molly D. Kannan
Molly D. Kannan
Interim Principal Financial Officer, Chief Accounting Officer and Controller (duly authorized signatory of the registrant)

     Date:  March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2020
Edward J. Lehner

/s/ Molly D. Kannan	Interim Principal Financial Officer, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 4, 2020
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	March 4, 2020
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	March 4, 2020
Court D. Carruthers

/s/ Eva M. Kalawski	Director	March 4, 2020
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 4, 2020
Jacob Kotzubei

/s/ Stephen P. Larson	Director	March 4, 2020
Stephen P. Larson

/s/ Philip E. Norment	Director	March 4, 2020
Philip E. Norment

/s/ Mary Ann Sigler	Director	March 4, 2020
Mary Ann Sigler