Form 10-Q
period 2020-03-31
Ryerson Holding Corp
filed 2020-05-06
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 38,117,397 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$1,010.3	$1,230.8
Cost of materials sold	814.5	999.5
Gross profit	195.8	231.3
Warehousing, delivery, selling, general, and administrative	155.7	163.7
Restructuring and other charges	—	0.3
Operating profit	40.1	67.3
Other income and (expense), net	0.9	(0.8)
Interest and other expense on debt	(21.7)	(23.9)
Income before income taxes	19.3	42.6
Provision for income taxes	2.9	13.0
Net income	16.4	29.6
Less: Net income attributable to noncontrolling interest	—	0.1
Net income attributable to Ryerson Holding Corporation	$16.4	$29.5
Comprehensive income	$6.2	$33.1
Less: Comprehensive income attributable to noncontrolling interest	—	0.2
Comprehensive income attributable to Ryerson Holding Corporation	$6.2	$32.9
Basic earnings per share	$0.43	$0.79
Diluted earnings per share	$0.43	$0.78

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$16.4	$29.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13.3	14.2
Stock-based compensation	0.6	0.8
Deferred income taxes	14.6	11.9
Provision for allowances, claims, and doubtful accounts	1.4	1.3
Restructuring and other charges	—	0.3
Pension settlement charge	0.4	0.1
(Gain) loss on retirement of debt	(0.8)	0.2
Non-cash (gain) loss from derivatives	2.7	(2.8)
Other items	(0.1)	0.3
Change in operating assets and liabilities:
Receivables	(69.4)	(69.8)
Inventories	(4.1)	(69.5)
Other assets	5.1	1.0
Accounts payable	98.5	81.0
Accrued liabilities	16.1	(7.3)
Accrued taxes payable/receivable	(14.2)	(2.8)
Deferred employee benefit costs	(7.7)	(7.0)
Net adjustments	56.4	(48.1)
Net cash provided by (used in) operating activities	72.8	(18.5)
Investing activities:
Capital expenditures	(6.9)	(11.3)
Proceeds from sale of property, plant, and equipment	—	8.5
Net cash used in investing activities	(6.9)	(2.8)
Financing activities:
Repayment of debt	(54.2)	(11.8)
Net proceeds of short-term borrowings	168.2	21.4
Net increase (decrease) in book overdrafts	(31.2)	12.5
Principal payments on finance lease obligations	(3.4)	(3.0)
Contingent payment related to acquisition	—	(0.4)
Net cash provided by financing activities	79.4	18.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	145.3	(2.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	1.4
Net change in cash, cash equivalents, and restricted cash	144.9	(1.2)
Cash, cash equivalents, and restricted cash—beginning of period	59.8	24.3
Cash, cash equivalents, and restricted cash—end of period	$204.7	$23.1
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$6.5	$6.3
Income taxes, net	1.9	3.2
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	—	82.3
Asset additions under operating leases	0.4	2.6
Asset additions under finance leases and sale-leasebacks	0.1	0.1
Noncash financing activities:
Short term debt converted to finance lease	—	7.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188.3	$11.0
Restricted cash	16.4	48.8
Receivables less provisions of $3.5 in 2020 and 2019	490.7	425.1
Inventories	742.8	742.9
Prepaid expenses and other current assets	54.2	52.2
Total current assets	1,492.4	1,280.0
Property, plant, and equipment, at cost	808.2	806.5
Less: Accumulated depreciation	374.5	366.8
Property, plant, and equipment, net	433.7	439.7
Operating lease assets	121.5	128.2
Other intangible assets	48.7	50.6
Goodwill	120.3	120.3
Deferred charges and other assets	2.7	2.7
Total assets	$2,219.3	$2,021.5
Liabilities
Current liabilities:
Accounts payable	$377.5	$311.5
Salaries, wages, and commissions	29.9	35.3
Other accrued liabilities	83.7	68.0
Short-term debt	31.3	49.2
Current portion of operating lease liabilities	21.2	20.9
Current portion of deferred employee benefits	6.9	7.0
Total current liabilities	550.5	491.9
Long-term debt	1,064.8	932.6
Deferred employee benefits	206.4	217.5
Noncurrent operating lease liabilities	106.2	112.8
Deferred income taxes	79.5	65.2
Other noncurrent liabilities	26.5	22.9
Total liabilities	2,033.9	1,842.9
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2020 and 2019	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,996,261 shares issued at 2020 and 2019	0.4	0.4
Capital in excess of par value	381.8	381.2
Retained earnings	116.0	99.6
Treasury stock at cost – Common stock of 212,500 shares in 2020 and 2019	(6.6)	(6.6)
Accumulated other comprehensive loss	(312.2)	(302.0)
Total Ryerson Holding Corporation stockholders’ equity	179.4	172.6
Noncontrolling interest	6.0	6.0
Total equity	185.4	178.6
Total liabilities and equity	$2,219.3	$2,021.5

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Condensed Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2020 and for the three-months ended March 31, 2020.

The novel coronavirus (“COVID-19”) continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects of the COVID-19 pandemic are currently unknown.  It is possible that the COVID-19 pandemic could impact future accounting estimates and assumptions which could materially impact our results in future periods. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets, inventory valuation, assessment of the annual effective tax rate, valuation of deferred income taxes and income tax contingencies, and the allowance for doubtful accounts.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” The standard and subsequently issued amendments require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of the prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. We adopted this guidance as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. See Note 13: Provision for Credit Losses for further details.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on a prospective basis as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. As of adoption, license fees and implementation costs that are capitalized for hosting arrangements that are service contracts are classified as prepaid assets on the Company’s Consolidated Balance Sheet and the amortization of these costs are presented in warehousing, delivery, selling, general, and administrative expense on the Consolidated Statement of Comprehensive Income.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” The amendments in this update provide optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted this guidance as of March 12, 2020 and there was no impact to our financial statements as no in-scope contract modifications occurred.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are still assessing the impact of adoption on our consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$188.3	$11.0
Restricted cash	16.4	48.8
Total cash, cash equivalents, and restricted cash	$204.7	$59.8

As part of the indenture for our $650 million senior secured notes due in 2022 (the “2022 Notes”), proceeds from the sale of property, plant, and equipment that is collateral are deposited into a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements, to fund activities such as debt repayment and future capital expenditures. In December 2019, we signed and closed a sale-leaseback transaction for a group of service center properties, resulting in net proceeds of $61.5 million of which $47.6 million was deposited into the restricted cash account. The balance in the restricted account for property, plant, and equipment sales was $15.2 million at March 31, 2020 compared to $47.6 million at December 31, 2019 as funds were released during the first quarter to repurchase a portion of our 2022 Notes (see Note 7) as well as fund capital expenditures. We also have $1.2 million of cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims at March 31, 2020 and December 31, 2019.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2020 and December 31, 2019 as follows:

	March 31,	December 31,
	2020	2019
	(In millions)
In process and finished products	$742.8	$742.9

If current cost had been used to value inventories, such inventories would have been $71 million and $51 million lower than reported at March 31, 2020 and December 31, 2019, respectively. Approximately 92% and 91% of inventories are accounted for under the LIFO method at March 31, 2020 and December 31, 2019, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $5.7 million and $5.6 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2032, and finance leases expiring at various times through 2025.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
Leases	Balance Sheet Location	2020	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$121.5	$128.2
Finance lease assets	Property, plant, and equipment, net(a)	54.1	54.2
Total lease assets		$175.6	$182.4
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21.2	$20.9
Finance	Other accrued liabilities	11.9	12.4
Noncurrent
Operating	Noncurrent operating lease liabilities	106.2	112.8
Finance	Other noncurrent liabilities	17.6	18.7
Total lease liabilities		$156.9	$164.8

(a)	Finance lease assets were recorded net of accumulated amortization of $19.3 million and $19.0 million as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
Lease Expense	Location of Lease Expense Recognized in Income	2020	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$6.0	$5.6
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.6	1.6
Interest on lease liabilities	Interest and other expense on debt	0.3	0.4
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.8	0.7
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.8	0.5
Total lease expense		$9.5	$8.8

The following table presents maturity analysis of lease liabilities at March 31, 2020:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2020	$18.9	$10.2
2021	23.5	9.1
2022	19.8	5.7
2023	16.5	3.3
2024	15.4	2.8
After 2024	51.1	0.5
Total lease payments	145.2	31.6
Less: Interest(b)	(17.8)	(2.1)
Present value of lease liabilities(c)	$127.4	$29.5

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised and the operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $21.2 million for operating leases and $11.9 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Lease Term and Discount Rate	2020	2019

Weighted-average remaining lease term (years)
Operating leases	7.7	7.9
Finance leases	2.9	2.8
Weighted-average discount rate
Operating leases	3.5%	3.6%
Finance leases	4.6%	4.8%

Information reported in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019 is summarized below:

	Three Months Ended March 31,
Other Information	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.2	$5.1
Operating cash flows from finance leases	0.3	0.4
Financing cash flows from finance leases	3.4	3.0
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	—	82.3
Operating leases	0.4	2.6
Finance leases	0.1	0.1

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million at March 31, 2020 and December 31, 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed quantitative impairment test of goodwill was performed as of October 1, 2019, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Due to the COVID-19 pandemic and its effect on our business and the overall economy, we considered the potential impact on our goodwill asset as of March 31, 2020. We determined that it was not more likely than not that the fair value of our reporting unit is below the carrying value based on our evaluation, which took into consideration our stock price during the first quarter, both prior to the outbreak of the pandemic and after, and projected forecasted income. Our analysis of projected forecasted income considered a short-term temporary impact from the COVID-19 pandemic on volumes and prices, since our last quantitative analysis.

Our Critical Accounting Policies and Estimates for goodwill and intangibles assets are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2019. We continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our products and the impact on our business and our overall financial performance. A lack of recovery or further deterioration in market conditions, a trend of weaker than expected financial performance in our business, or a lack of recovery or further decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In millions)
Ryerson Credit Facility	$546.3	$377.7
11.00% Senior Secured Notes due 2022	533.3	587.9
Foreign debt	12.7	13.2
Other debt	9.1	9.5
Unamortized debt issuance costs and discounts	(5.3)	(6.5)
Total debt	1,096.1	981.8
Less: Ryerson Credit Facility - "first in, last out" subfacility	16.9	34.3
Less: Short-term foreign debt	12.7	13.2
Less: Other short-term debt	1.7	1.7
Total long-term debt	$1,064.8	$932.6

In March 2020, the Company borrowed approximately $166 million under its $1 billion credit facility (the “Ryerson Credit Facility”) as a proactive, precautionary measure to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

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

At March 31, 2020, Ryerson had $546.3 million of outstanding borrowings, including $16.9 million under the FILO Facility, $11 million of letters of credit issued, and $159 million available under the Ryerson Credit Facility compared to $377.7 million of outstanding borrowings, including $34.3 million under the FILO Facility, $11 million of letters of credit issued, and $348 million available at December 31, 2019. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658%. This hedge expired in March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into a third interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. All of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 2.4% and 3.2% at March 31, 2020 and December 31, 2019, respectively.

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

During the first three months of 2020, a principal amount of $54.6 million of the 2022 Notes were repurchased for $53.8 million and retired, resulting in the recognition of a $0.8 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income.

Foreign Debt

At March 31, 2020, Ryerson China’s foreign borrowings were $12.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.2% per annum and secured by inventory and property, plant, and equipment. At December 31, 2019, Ryerson China’s foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $34 million and $32 million at March 31, 2020 and December 31, 2019, respectively.  Letters of credit issued by our foreign subsidiaries were $4 million at March 31, 2020 and $3 million at December 31, 2019, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost (credit) for the three months ended March 31, 2020 and 2019 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Components of net periodic benefit (credit) cost
Service cost	$0.9	$0.8	$0.1	$0.1
Interest cost	5.2	7.3	0.4	0.6
Expected return on assets	(8.1)	(9.1)	—	—
Settlement expense	0.4	0.1	—	—
Recognized actuarial (gain) loss	4.3	3.7	(1.7)	(1.9)
Amortization of prior service credit	—	—	(0.5)	(0.7)
Net periodic benefit (credit) cost	$2.7	$2.8	$(1.7)	$(1.9)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $7 million to the pension plan funds through the three months ended March 31, 2020. The Company has elected to defer the remaining expected 2020 U.S. contributions of $13 million until December 31, 2020, as permitted under The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) that was passed in March 2020.

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

On December 9, 2019, a PRP group met with Administrator Wheeler, the head of the EPA, to discuss updating the ROD as recent testing indicates that the levels of contamination have “drastically improved” and, thus, remediation should be much less drastic than that in the current ROD. Administrator Wheeler directed regional EPA staff to again review the ROD before moving forward with any enforcement action. On March 3, 2020, the regional EPA issued a letter to the PRP group, essentially rejecting the request but noting that new data would be used for fine-tuning the implementation of the remedy and to that extent could result in less active remediation.

The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  In late March, the EPA issued a Unilateral Administrative Order for Remedial Design to Schnitzer Steel, ordering it to develop a remedial design plan for the river area which includes the area where our former facilities were. In the meantime, Schnitzer has filed a petition for relief from the remedy required by the ROD.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA. As a result of the ongoing negotiations and filings over the ROD and the EPA’s decision not to meet with smaller parties, we cannot determine how allocations will be made and whether a de minimus settlement can be reached with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of March 31, 2020 was a net liability of $4.9 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The Company has made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of March 31, 2020, and December 31, 2019, the Company offset $0.5 million and $2.7 million, respectively, of fair value liabilities with cash held as collateral by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location		March 31, 2020		December 31, 2019
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$1.0	$5.0	Other accrued liabilities	(a)	$8.2	(b)	$9.4
Crude oil contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities		—		—
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	—	Other accrued liabilities		—		—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities		4.9		0.2
Total derivatives		$1.2	$5.1		(a)	$13.1	(b)	$9.6

(a) The offsetting cash collateral balance of $0.5 million held by the derivative counterparty brings the net metal commodity contract liability to $7.7 million and the net total derivative liability balance to $12.6 million as of March 31, 2020.

(b) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brought the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million as of December 31, 2019.

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2020 and December 31, 2019:

	Notional Amount
Derivative Instruments	At March 31, 2020	At December 31, 2019	Unit of Measurement
Iron ore swap contracts	240,000	420,000	Tons
Hot roll coil swap contracts	30,553	47,155	Tons
Crude oil swap contracts	—	38,000	Barrels
Aluminum swap contracts	14,915	23,949	Tons
Nickel swap contracts	338	3,164	Tons
Foreign currency exchange contracts	2.8 million	2.0 million	U.S. dollars
Interest rate swaps	160 million	310 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2020	2019
Metal commodity contracts	Cost of materials sold	$(2.0)	$1.6
Crude oil commodity contracts	Warehousing, delivery, selling, general, and administrative	—	0.9
Foreign exchange contracts	Other income and (expense), net	0.2	(0.1)
Total		$(1.8)	$2.4

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2020	2019
		(In millions)
Interest rate swaps	Interest and other expense on debt	$(0.1)	$0.3

As of March 31, 2020, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $1.8 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2020:

	At March 31, 2020
	Level 1	Level 2		Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$1.0		$—
Foreign exchange contracts	—	0.2		—
Total derivatives	$—	$1.2		$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$8.2	(a)	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	4.9		—
Total derivatives	$—	$13.1	(a)	$—

(a) The offsetting cash collateral balance of $0.5 million held by the derivative counterparty brings the net metal commodity contract liability to $7.7 million and the net total derivative liability balance to $12.6 million.

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019:

	At December 31, 2019
	Level 1	Level 2		Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$5.0		$—
Foreign exchange contracts	—	0.1		—
Total derivatives	$—	$5.1		$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$9.4	(b)	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	0.2		—
Total derivatives	$—	$9.6	(b)	$—

(b) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brought the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million.

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, crude oil, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, crude oil, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and crude oil), the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in length, but in general, contracts are between 1 to 12 months.  The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The carrying and estimated fair values of our financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	At March 31, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$188.3	$188.3	$11.0	$11.0
Restricted cash	16.4	16.4	48.8	48.8
Receivables less provisions	490.7	490.7	425.1	425.1
Accounts payable	377.5	377.5	311.5	311.5
Long-term debt, including current portion	1,096.1	1,058.8	981.8	1,014.4

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

The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based upon appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms (Level 2 inputs).

The following tables present assets and liabilities measured and recorded at the lower of its carry value or fair value less cost to sell on the Condensed Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	At March 31, 2020
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$1.5	$—

	At December 31, 2019
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$1.5	$—

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for the first quarter ended March 31, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	$0.4	213	$(6.6)	$381.8	$116.0	$(57.1)	$(251.3)	$(3.8)	$6.0	$185.4

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for the first quarter ended March 31, 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2019	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	29.5	—	—	—	0.1	29.6
Foreign currency translation	—	—	—	—	—	—	2.9	—	—	0.1	3.0
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.9	—	—	0.9
Adoption of accounting principal ASC 842, net of tax of $1.1	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	10	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2019	37,666	$0.4	213	$(6.6)	$381.8	$46.7	$(49.9)	$(263.1)	$0.6	$2.9	$112.8

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2020	$(48.6)	$(253.1)	$(0.3)
Other comprehensive income (loss) before reclassifications	(8.5)	—	(3.6)
Amounts reclassified from accumulated other comprehensive income into net income	—	1.8	0.1
Net current-period other comprehensive income (loss)	(8.5)	1.8	(3.5)
Balance at March 31, 2020	$(57.1)	$(251.3)	$(3.8)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and March 31, 2019:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Consolidated
Details about Accumulated Other	March 31, 2020	March 31, 2019	Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$1.8	Other income and (expense), net
Pension settlement	0.4	0.1	Other income and (expense), net
Prior service credits	(0.5)	(0.7)	Other income and (expense), net
Total before tax	2.4	1.2
Tax provision	(0.6)	(0.3)
Net of tax	$1.8	$0.9
Cash flow hedge - interest rate swap
Realized swap interest	$0.1	$(0.3)	Interest and other expense on debt
Tax benefit	—	0.1
Net of tax	$0.1	$(0.2)

NOTE 12: REVENUE RECOGNITION

We are a leading value-added processor and distributor of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than 75% of the metals products sold are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

Disaggregated Revenue

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2020	2019
Carbon Steel Flat	25%	25%
Carbon Steel Plate	10	12
Carbon Steel Long	16	16
Stainless Steel Flat	16	15
Stainless Steel Plate	5	4
Stainless Steel Long	5	4
Aluminum Flat	14	15
Aluminum Plate	3	2
Aluminum Long	5	5
Other	1	2
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2020	2019
Net Sales	(In millions)
United States	913.5	$1,120.4
Foreign countries	96.8	110.4
Total	$1,010.3	$1,230.8

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2020	2019
Revenue on products with an alternative use	88%	87%
Revenue on products with no alternative use	12	13
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $494.2 million and $428.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2020	$13.5	$10.5
Contract liability satisfied during the period	—	(4.1)
Contract liability incurred during the period	—	3.3
Net change in contract assets and liabilities for products with no alternative use during the period	(0.5)	—
Changes to reserves	0.5	(0.6)
Ending Balance at March 31, 2020	$13.5	$9.1

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 13: PROVISION FOR CREDIT LOSSES

The Company adopted ASU 2016-13 as of January 1, 2020. Results for all reporting periods follow the guidance under ASC 326 “Financial Instruments – Credit Losses” with periods beginning after January 1, 2020 conforming to ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Total adjustments as a result of adopting the new guidance were immaterial to the financial statements.

Provisions for allowances and claims on accounts receivables and contract assets are based upon historical rates, expected trends, and estimates of potential returns, allowances, customer discounts, and incentives. The Company considers all available information when assessing the adequacy of the provision for allowances, claims, and doubtful accounts.

The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. The Company’s credit loss reserve consists of two parts: a) a provision for estimated credit losses based on historical experience and b) a reserve for specific customer collection issues that the Company has identified. Estimation of credit losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We have reviewed recent events and circumstances due to the COVID-19 pandemic in relation to our provision for credit losses and have not made any material adjustments as of March 31, 2020.

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of March 31, 2020:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2020	$3.5
Current period provision	0.6
Write-offs charged against allowance	(0.5)
Effect of foreign exchange rates	(0.1)
Balance at March 31, 2020	$3.5

NOTE 14: INCOME TAXES

For the three months ended March 31, 2020, the Company recorded income tax expense of $2.9 million compared to $13.0 million in the prior year. The $2.9 million and the $13.0 million tax expense for the three months ended March 31, 2020, and 2019, respectively, primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The lower effective tax rate in the first quarter of 2020 is primarily a result of a mix in earnings by jurisdiction in our first quarter pre-tax income compared to projected pre-tax income for the full year.

In accordance with ASC 740, “Income Taxes,” the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year, applies it to the results of each interim period and then adjusts that amount by certain discrete items. Due to volatility in macro-economic conditions associated with the COVID-19 pandemic, we may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted. As such, the Company's effective tax rate could be subject to unusual volatility as forecasted earnings before income taxes change.

On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The Company currently plans to defer the timing of estimated federal tax payments and payroll taxes as permitted by the CARES Act.  Additionally, the Company intends to take advantage of accelerated Alternative Minimum Tax refunds as provided for in the CARES Act.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $13.7 million at March 31, 2020 and December 31, 2019.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month periods ended March 31, 2020, and 2019, we have included tax expense of $1.2 million and $3.1 million, respectively, related to GILTI as part of our tax provision.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2020	2019
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$16.4	$29.5
Denominator:
Weighted average shares outstanding	37,783,761	37,449,450
Dilutive effect of stock-based awards	441,568	391,013
Weighted average shares outstanding adjusted for dilutive securities	38,225,329	37,840,463

Earnings per share
Basic	$0.43	$0.79
Diluted	$0.43	$0.78

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 4, 2020 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form    10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2019 in our Annual Report on Form 10-K filed on March 4, 2020.

Industry and Operating Trends

We are a metals service center with over 175 years of experience providing value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and more than 75% of the products we sell are processed to meet customer requirements. See Note 12: Revenue Recognition in Part I, Item I - Notes to the Consolidated Financial Statements.

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers, mill lead times, and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. At the request of our customers, we have entered into swaps in order to mitigate our customers’ risk of volatility in the price of metals and we have entered into metals hedges to mitigate our own risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we sell existing metals inventory. Conversely, when metals prices increase, competitive conditions will influence how much of the price increase we may pass on to our customers.

The metals service center industry is cyclical and volatile in both pricing and demand, and therefore difficult to predict. In the three-month period ended March 31, 2020, Ryerson experienced both weaker pricing and demand compared to the three-month period ended March 31, 2019, with average selling prices 10.2% lower and shipments 8.6% lower, affected by end-market weakness in the U.S. and impacts of the novel coronavirus (“COVID-19”) in China and North America. Changes in average selling prices are primarily driven by commodity metals prices, which typically impact Ryerson’s selling prices over the subsequent three to six-month period.

According to the Metal Service Center Institute, North American service center volumes declined by 1.6% in the three-month period ended March 31, 2020 compared to the year-ago period. On a North American basis, Ryerson’s tons sold contraction outpaced the industry, declining by 8.1% during the period. Demand softness was experienced across all of Ryerson’s end markets in the first quarter, most significantly in construction, oil and gas, commercial ground transportation, and consumer durable sectors on a year over year basis. When customer demand falls, our operations typically generate increased cash flow as our working capital needs decrease.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets.

In response to the COVID-19 pandemic, Ryerson has implemented several policies and procedures to protect the health and welfare of our employees first and foremost while operating as an essential business, and maintaining our liquidity.

We have communicated and enforced social distancing practices by implementing work from home arrangements, alternating employee shifts, eliminating congregation, and suspending non-essential travel. We have also mobilized a task force and engaged our communications team to establish open lines of communications for our employees to ensure that all members of the Ryerson team are informed and supported throughout the pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government and state and local government officials to prevent disease spread, all of which are uncertain and cannot be predicted. All of our facilities, except for two in Mexico which are temporarily closed, have continued to operate during stay-at-home mandates due to Ryerson being deemed an essential business by state and local government authorities. However, facility closures, work slowdowns, or temporary stoppages could occur, and we are seeing negative impacts on demand from closures among our customers. At this time, a number of Ryerson’s customers have either temporarily closed operations or reduced activity in response to the COVID-19 pandemic and government-mandated stay-at-home orders or decreasing demand for their products.  Ryerson’s second quarter demand to date has been negatively impacted by the pandemic and we expect the third quarter to be impacted given continued economic pressure, although the ultimate impact of COVID-19 remains uncertain.  Further, we anticipate that the weakened economic environment will negatively impact metals pricing, which may result in gross margin contraction, despite partially offsetting support from decreased mill capacity given the announced temporary closure or idling of several facilities.

In our Annual Report on Form 10-K filed on March 4, 2020, we noted that China continues to be a key driver in the growth of global metals demand and cited the International Monetary Fund’s projected Chinese GDP growth of over 6 percent for 2020. However, on April 14, 2020, the International Monetary Fund predicted that, as a result of COVID-19, the global economy will contract by 3%, the U.S. will contract by 5.9%, and China will grow by only 1.2% in 2020. These projections represent decreases of 6.3%, 7.9%, and 4.8%, respectively, compared to the World Economic Outlook Report published in January, and we anticipate that the global metals demand environment will be affected accordingly.

As the COVID-19 pandemic’s effects on the manufacturing economy develop, Ryerson is carefully monitoring the current and potential future impacts to its supply chain. In response to decreased demand, several mills have announced temporary closures and/or idled facilities, effectively reducing overall capacity. However, Ryerson has not experienced a disruption to its supply chain and has been able to meet customer demand as there exists an abundance of material available with short lead times. With Ryerson’s national scale and interconnected network, including 95 facilities in North America, we are able to move inventory intelligently throughout the network to meet customer’s needs. As the second quarter progresses, we remain diligently responsive to the depressed demand environment, limiting our material purchases, and effectively managing inventory levels while continuing to monitor market prices and lead times through the pervasive market uncertainty.

Furthermore, although Ryerson is always mindful of our liquidity position, in response to the COVID-19 pandemic, we have deployed a dedicated team to closely monitor all critical areas daily including cash positioning and credit line availability and projections, while being ever mindful of our covenant requirements and working capital needs. We are actively managing relationships with our customers and vendors to ensure that we are in balance with regards to our receivables and payables. Examples of specific actions taken in response to COVID-19 include increased focus on working capital management with targeted inventory reductions, receivables risk assessment, limiting discretionary spending, temporarily furloughing employees or reducing work hours, reducing executive and salaried employee pay, delaying salary increases, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures, payroll tax and pension contribution deferrals, and accelerating Alternative Minimum Tax credit refunds as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”). The CARES Act, among other newly issued legislation, contains numerous other provisions which may benefit the Company. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the three months ended March 31, 2020. The Company intends to continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued and intends to take advantage of all opportunities to further support our balance sheet. With respect to liquidity for the quarter, we took the actions listed above to bolster our financial condition and have contingency plans in place to reduce costs while supporting business operations. We borrowed $166 million under the Company’s $1.0 billion revolving credit facility (the “Ryerson Credit Facility”) to ensure access to cash.

Trade Matters

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act. Subsequently, the White House announced steel quotas, in lieu of tariffs, with South Korea. On May 1, 2018, the White House further announced agreements-in-principle with Argentina, Australia, and Brazil for permanent exemptions from the tariffs in exchange for export quotas or voluntary export restraints, with the exception of Australia which has not agreed to quotas at the time of this report. In May 2019, steel tariffs put in place on Turkey in August of 2018 with the intention of offsetting the weakening Turkish Lira were revised down to 25% from 50%.

Further trade actions announced by the U.S. under Section 301 of the Trade Act of 1974 imposed various levels of tariffs and duties on imported Chinese goods with China reciprocating in kind on American goods. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations.  If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on our potential earnings and future results of operations.

On January 15, 2020, the United States and China signed a phase one trade agreement in which the U.S. agreed not to proceed with tariffs that had been scheduled to take effect December 15 and cut Section 301 duties related to the September 1 tariffs on $120 billion in Chinese goods in half, from 15% to 7.5%, effective February 14, 2020. In return, China agreed to increase its purchases of U.S. manufactured goods, agricultural products, energy, and services by a total of $200 billion over 2017 levels in the two years through December 2021. However, negotiations with China are ongoing and the U.S. will maintain 25% tariffs on another $250 billion of Chinese products while China maintains retaliatory tariffs on some U.S. goods. Further, in response to the COVID-19 outbreak, members of the Senate Finance Committee have urged President Trump to ease tariff restrictions on health and safety products and pause Buy American requirements for medical goods and equipment, but this movement was met with opposition from steel industry groups and the administration, leaving potential amendment uncertain.

As of March 13, 2020, the U.S.-Mexico-Canada-Agreement (“USMCA”), which is designed to replace the North American Free Trade Agreement (“NAFTA”), was ratified by all three countries. Though its implementation date is yet to be determined, there has recently been a call for delay due to potential time and resource constraints driven by the COVID-19 outbreak. However, once implemented, Ryerson expects that passage of the USMCA will support demand for North American steel through strengthening of rules of origin for steel-intensive goods and will continue to provide tariff-free trade access in North American markets.

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

Results of Operations — Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,010.3	100.0%	$1,230.8	100.0%
Cost of materials sold	814.5	80.6	999.5	81.2
Gross profit	195.8	19.4	231.3	18.8
Warehousing, delivery, selling, general, and administrative expenses	155.7	15.4	163.7	13.3
Restructuring and other charges	—	—	0.3	—
Operating profit	40.1	4.0	67.3	5.5
Other (expenses) and income	(20.8)	(2.1)	(24.7)	(2.0)
Income before income taxes	19.3	1.9	42.6	3.5
Provision for income taxes	2.9	0.3	13.0	1.1
Net income	16.4	1.6	29.6	2.4
Less: Net income attributable to noncontrolling interest	—	—	0.1	—
Net income attributable to Ryerson Holding Corporation	$16.4	1.6%	$29.5	2.4%
Basic earnings per share	$0.43		$0.79
Diluted earnings per share	$0.43		$0.78

Net sales

The following table shows our percentage of sales revenue by major product lines for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Product Line	2020	2019
Carbon Steel Flat	25%	25%
Carbon Steel Plate	10	12
Carbon Steel Long	16	16
Stainless Steel Flat	16	15
Stainless Steel Plate	5	4
Stainless Steel Long	5	4
Aluminum Flat	14	15
Aluminum Plate	3	2
Aluminum Long	5	5
Other	1	2
Total	100%	100%

	March 31,		Dollar	Percentage
	2020	2019	change	change
	($ in millions)
Net sales	$1,010.3	$1,230.8	$(220.5)	(17.9)%

	March 31,		Tons	Percentage
	2020	2019	change	change
	(in thousands)

Tons sold	566	619	(53)	(8.6)%

	March 31,		Price	Percentage
	2020	2019	change	change
Average selling price per ton sold	$1,785	$1,988	$(203)	(10.2)%

Revenue for the three-month period ended March 31, 2020 decreased from the same period a year ago reflecting a slowdown in the metals market that was a continuation from the decline in the industry in 2019, and was further negatively impacted by the global outbreak of COVID-19 during the first quarter of 2020. Compared to the year ago period, average selling price decreased for all of our product lines in the three-month period ended March 31, 2020 with the largest decreases in our carbon plate, carbon flat, and aluminum plate products. Tons sold decreased in the three-month period ended March 31, 2020 for nearly all of our product lines with the largest decreases in our aluminum flat, carbon long, and carbon plate product lines, partially offset by increases in stainless plate and aluminum plate product sold.

Cost of materials sold

March 31,
2020			2019
$		% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
($ in millions)
Cost of materials sold	$814.5	80.6%	$999.5	81.2%	$(185.0)	(18.5)%

	March 31,				Cost	Percentage
	2020		2019		change	change
Average cost of materials sold per ton sold		$1,439		$1,614	$(175)	(10.8)%

The decrease in cost of materials sold in the three-month period ended March 31, 2020 compared to the year ago period is primarily due to a decrease in average cost of materials sold per ton and the decrease in tons sold. The average cost of materials sold decreased across almost all product lines with the average cost of materials sold for our carbon plate, carbon flat, and carbon long product lines decreasing more than our other product lines during the three-month period ended March 31, 2020.  During the first quarter of 2020, LIFO income was $20.2 million compared to LIFO income of $20.1 million in the first quarter of 2019.

Gross profit

	March 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$195.8	19.4%	$231.3	18.8%	$(35.5)	(15.3)%

Gross profit decreased in the three-month period ended March 31, 2020 compared to the year ago period due to the decrease in tons sold. While our revenue per ton decreased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses

	March 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$155.7	15.4%	$163.7	13.3%	$(8.0)	(4.9)%
Restructuring and other charges	$—	—	$0.3	—	$(0.3)	(100.0)%

Total operating expenses decreased in the three-month period ended March 31, 2020 compared to the year ago period primarily due to lower incentive compensation of $3.0 million, lower salaries and wages of $2.2 million, lower operating supplies of $1.1 million, lower depreciation expense of $1.0 million, and lower delivery expenses of $0.9 million due to lower shipments, partially offset by higher rent expense of $1.2 million due to a sale-leaseback transaction on nine of our real estate properties that was executed in the fourth quarter of 2019.

Operating profit

	March 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$40.1	4.0%	$67.3	5.5%	$(27.2)	(40.4)%

Our operating profit decreased in the first three months of 2020 compared to the first three months of 2019, primarily due to decreases in average selling prices and tons sold, slightly offset by lower operating expenses.

Other expenses

	March 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(21.7)	(2.1)%	$(23.9)	(1.9)%	$2.2	(9.2)%
Other income and (expense), net	$0.9	—	$(0.8)	(0.1)%	$1.7	(212.5)%

Interest and other expense on debt decreased in the three-month period ended March 31, 2020 compared to the year ago period due to a lower level of credit facility borrowings outstanding compared to the year ago period related to lower working capital requirements resulting from a slowing metals market, lower interest rates on credit facility borrowings, and to a $54.6 million decrease in the outstanding amount of our 11.00% Notes due in 2022 (the “2022 Notes”) which were repurchased in the first quarter of 2020. Credit facility borrowings were at a lower level in the first three months of 2020 compared to the first three months of 2019 despite having borrowed approximately $166 million of funds at March 31, 2020 to maintain access to cash during the COVID-19 pandemic. Interest expense in the first quarter of 2020 included a $0.3 million charge to recognize unamortized bond issuance costs related to the

$54.6 million of 2022 Notes repurchased during the period, The other income in the first quarter of 2020 includes a $0.8 million gain on the repurchase of the 2022 Notes. The other expense in the first quarter of 2019 includes $0.6 million of foreign currency losses.

Provision for income taxes. In the first quarter of 2020, the Company recorded income tax expense of $2.9 million compared to $13.0 million in the first quarter of 2019.   The income tax expense recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic earnings per share was $0.43 in the first quarter of 2020 compared to basic earnings per share of $0.79 in the first quarter of 2019. Diluted earnings per share was $0.43 in the first quarter of 2020 compared to $0.78 in the first quarter of 2019. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Cash Flows

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. Accordingly, we had cash and cash equivalents of $188.3 million at March 31, 2020, compared to $11.0 million at December 31, 2019. The extra borrowing increased our total debt outstanding at March 31, 2020 to $1,096 million compared to $982 million of total debt outstanding at December 31, 2019. We had a debt-to-capitalization ratio of 86% and 85% at March 31, 2020 and at December 31, 2019, respectively. We had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities, less qualified cash pledged as collateral) of $396 million at March 31, 2020 versus $439 million at December 31, 2019. Our net debt (defined as total debt less cash and cash equivalents, restricted cash from sales of property, plant, and equipment, and marketable securities) was $893 million and $923 million at March 31, 2020 and December 31, 2019, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2020	December 31, 2019
	(In millions)

Cash and cash equivalents	$188	$11
Restricted cash from sales of property, plant, and equipment	15	48
Availability under Ryerson Credit Facility and foreign debt facilities	193	380
Total liquidity	$396	$439

Below is a reconciliation of total debt to net debt:

	March 31, 2020	December 31, 2019
	(In millions)

Total debt	$1,096	$982
Less: cash and cash equivalents	(188)	(11)
Less: restricted cash from sales of property, plant, and equipment	(15)	(48)
Net debt	$893	$923

Of the total cash and cash equivalents, as of March 31, 2020, $12.5 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S.

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

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2020	2019
	(In millions)

Net income	$16.4	$29.6
Depreciation and amortization	13.3	14.2
Change in operating assets and liabilities:
Receivables	(69.4)	(69.8)
Inventories	(4.1)	(69.5)
Accounts payable	98.5	81.0
Other operating asset and liability balances	(0.7)	(16.1)
All other operating cash flows	18.8	12.1
Net cash provided by (used in) operating activities	72.8	(18.5)
Capital expenditures	(6.9)	(11.3)
Proceeds from sale of property, plant, and equipment	—	8.5
Net cash used in investing activities	(6.9)	(2.8)
Repayment of debt	(54.2)	(11.8)
Net proceeds (repayments) of short-term borrowings	168.2	21.4
Net increase (decrease) in book overdrafts	(31.2)	12.5
All other financing cash flows	(3.4)	(3.4)
Net cash provided by financing activities	79.4	18.7
Effect of exchange rates on cash and cash equivalents	(0.4)	1.4
Net increase (decrease) in cash and cash equivalents	$144.9	$(1.2)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. The increase in accounts receivable in both first quarter periods is the result of higher sales levels during the second half of the first quarter compared to the second half of the fourth quarter of the prior year. Inventory levels did not increase significantly in the first quarter of 2020 as compared to the prior year period in response to weaker market conditions in the first quarter of 2020. The increase in inventory in the first quarter of 2019 is due to higher inventory levels to support higher sales in the second quarter of 2019 compared to year-end 2018. The increase in accounts payable at the end of the first quarter in both periods is related to increased purchases and operating activities in the first quarter associated with increased sales compared to the fourth quarter of the prior year.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have decreased year-over-year as the Company reduced the annual capital expenditures budget from $45 million to $25 million due to COVID-19. At this time we are limiting capital spending to critical sustaining projects.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on its credit facility. While the Company anticipates its current cash balances, cash flows from operations, and available sources of liquidity will be sufficient to meet its cash requirements, in the first quarter of 2020 approximately $166 million of funds were borrowed at March 31, 2020 to maintain access to cash during the COVID-19 pandemic.  In addition, we repurchased $54.2 million and $11.8 million of our 2022 Notes in the first quarter of 2020 and 2019, respectively. Book overdrafts fluctuate based on the timing of payments.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $1,096.1 million at March 31, 2020 from $981.8 million at December 31, 2019, mainly due to additional borrowings under the Ryerson Credit Facility during March 2020 to maintain access to cash during the uncertainty of the COVID-19 pandemic, partially offset by the net cash provided by operating activities in the first three months of 2020.

Total debt outstanding as of March 31, 2020 consisted of the following amounts: $546.3 million borrowings under the Ryerson Credit Facility, $533.3 million under the 2022 Notes, $12.7 million of foreign debt, and $9.1 million of other debt, less $5.3 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to the Consolidated Financial Statements.

Pension Funding

At December 31, 2019, pension liabilities exceeded plan assets by $140 million. Through the three months ended March 31, 2020, we have made $7 million in pension contributions. The Company has elected to defer the remaining expected 2020 U.S. contributions of $13 million until December 31, 2020, as permitted under The CARES Act that was passed in March 2020. We anticipate that we will have zero minimum required pension contributions in 2020 under the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

COVID-19 has negatively affected the financial markets and our returns on pension assets. Changes in returns on plan assets may affect our plan funding, cash flows, and financial condition. Differences between actual plan asset return and the expected long-term rate of return on plan assets (5.75% for the Ryerson Pension Plans, 3.20% for CS&W Pension Plan, and between 3.00% and 4.75% for the Canadian Plans as of December 31, 2019) impact the measurement of the following year’s pension expense and pension funding requirements. However, we believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2020.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of March 31, 2020. We do not have any other material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at March 31, 2020:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	533	—	533	—	—
Ryerson Credit Facility	546	17	529	—	—
Foreign Debt	13	13	—	—	—
Other Debt	9	1	4	4	—
Interest on 2022 Notes, Foreign Debt, Other Debt, and Ryerson Credit Facility (3)	147	72	75	—	—
Purchase Obligations (4)	16	16	—	—	—
Operating Leases (5)	145	25	42	31	47
Pension Withdrawal Liability	1	—	—	—	1
Finance Lease Obligations (5)	32	13	13	6	—
Total	$1,442	$157	$1,196	$41	$48

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.
(5)	Future lease payments are undiscounted.

Income Taxes

In accordance with ASC 740, “Income Taxes,” the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year, applies it to the results of each interim period and then adjusts that amount by certain discrete items. Due to volatile macro-economic conditions associated with the COVID-19 pandemic, we may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted. As such, the Company's effective tax rate could be subject to unusual volatility as forecasted earnings before income taxes change.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,058.8 million at March 31, 2020 and $1,014.4 million at December 31, 2019 as compared with the carrying value of $1,096.1 million and $981.8 million at March 31, 2020 and December 31, 2019, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt. At March 31, 2020, 51% of our debt was valued with variable interest rates and the remaining 49% was at fixed interest rates.

We use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2020, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. We account for these interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The fair value of the interest rate swaps as of March 31, 2020 was a net liability of $4.9 million. After considering the effects of our interest rate swaps, 64% of our debt was at fixed interest rates as of March 31, 2020. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2020 by approximately $0.7 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.8 million outstanding at March 31, 2020 and net asset value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2020, the Company recognized a gain of $0.2 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2020 would increase or decrease the fair value of the foreign currency contracts by $0.2 million and $0.3 million, respectively.

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

As of March 31, 2020, we had 240,000 tons of iron ore swap contracts with a net liability value of $2.6 million, 30,553 tons of hot roll coil swaps contracts with a net liability value of $0.1 million, 14,915 tons of aluminum swap contracts with a net liability value of $3.7 million, and 338 tons of nickel swap contracts with a net liability value of $0.8 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2020, the Company recognized a loss of $2.0 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2020 would increase or decrease the fair value of commodity derivative contracts by $2.7 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2020.

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

On December 9, 2019, a PRP group met with Administrator Wheeler, the head of the EPA, to discuss updating the ROD as recent testing indicates that the levels of contamination have “drastically improved” and, thus, remediation should be much less drastic than that in the current ROD. Administrator Wheeler directed regional EPA staff to again review the ROD before moving forward with any enforcement action. On March 3, 2020, the regional EPA issued a letter to the PRP group, essentially rejecting the request but noting that new data would be used for fine-tuning the implementation of the remedy and to that extent could result in less active remediation.

The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  In late March, the EPA issued a Unilateral Administrative Order for Remedial Design to Schnitzer Steel, ordering it to develop a remedial design plan for the river area which includes the area where our former facilities were. In the meantime, Schnitzer has filed a petition for relief from the remedy required by the ROD.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA. As a result of the ongoing negotiations and filings over the ROD and the EPA’s decision not to meet with smaller parties, we cannot determine how allocations will be made and whether a de minimus settlement can be reached with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.	Risk Factors

Except for the risk factors below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The effects of the COVID-19 pandemic have had, and are expected to continue to have, an adverse impact on our business, operating results, and financial condition.

The global outbreak of a novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruptions in the financial markets. We are monitoring the impact of the COVID-19 pandemic across our business.  The global spread of COVID-19, and the various governmental, industry, and consumer actions related thereto, have had and could continue to have negative impacts on our business and operations, including softening demand for our products, disruptions in our supply chain and operations, and related restrictions on our employees, including quarantines, stay-at-home orders, and restrictions on travel.

In response to the COVID-19 pandemic, we have implemented several policies and procedures to protect the health and welfare of our employees first and foremost, while operating as an essential business, and maintaining our liquidity. We have communicated and enforced social distancing practices by implementing work from home arrangements, alternating employee shifts, eliminating congregation, and suspending non-essential travel. COVID-19 has disrupted our internal operations, including by heightening the risk that our employees will suffer illness or otherwise not be permitted to work and exposing us to cybersecurity and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of COVID-19, and we cannot predict whether these will continue or if our facilities will experience more significant or frequent disruptions in the future. Furthermore, we have and may need to further reduce our workforce as a result of declines in our business caused by COVID-19, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.

On the whole, because manufacturing demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response has led and could continue to lead to lower demand for our products. Although our end-markets are diverse, concerns regarding and measures implemented in response to the COVID-19 pandemic have and could further negatively influence overall demand, particularly for the consumer durable sector, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. Due to COVID-19, we are also expecting continued and exacerbated weakness in the oil & gas sector resulting from extremely low energy prices driven by over-supply, and in the commercial ground transportation sector, from the expected reduction of class 8 truck orders.

COVID-19 has also led to disruption and volatility in the capital markets, which depending on future developments could adversely impact our capital resources and liquidity in the future. The COVID-19 pandemic has also negatively affected financial markets and our returns on our pension assets which could adversely impact our plan funding, cash flows, and pension expense.

We are also monitoring the impacts of the COVID-19 pandemic on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings, and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.

We are continuing to monitor the impact across our business of the COVID-19 pandemic and will take appropriate actions in an effort to mitigate adverse consequences. The full extent to which the COVID-19 pandemic and measures taken in response thereto  adversely impacts our business, financial condition, and results of operations will depend on numerous evolving factors and future developments, which are highly uncertain, rapidly changing, and cannot be predicted, including: the duration and scope of the outbreak; governmental, business, and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home and stay-at-home orders; the impact of the outbreak on the financial markets and economic activity generally; the effect of the outbreak on our customers, suppliers, and other business partners; our ability to access usual sources of liquidity on reasonable terms; and our ability to comply with the financial covenants in our Credit Agreement if a material economic downturn results in increased indebtedness or substantially lower EBITDA.  All of the foregoing will likely impact our business, financial condition, results of operations, and forward-looking expectations. In addition, the impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The non-guarantor subsidiaries represented, respectively, 9.6% and 9.2% of our net sales and EBITDA for the three months ended March 31, 2020. In addition, these non-guarantor subsidiaries represented respectively, 9.9% and 7.1% of our assets and liabilities, as of March 31, 2020.

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

32.2*

Written Statement of Molly D. Kannan, Interim Principal Financial Officer, Chief Accounting Officer and Controller of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2020