Form 10-Q
period 2020-06-30
Ryerson Holding Corp
filed 2020-07-29
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 24, 2020, there were 38,117,397 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$771.8	$1,204.9	$1,782.1	$2,435.7
Cost of materials sold	656.3	993.1	1,470.8	1,992.6
Gross profit	115.5	211.8	311.3	443.1
Warehousing, delivery, selling, general, and administrative	124.1	164.6	279.8	328.3
Restructuring and other charges	2.0	1.1	2.0	1.4
Operating profit (loss)	(10.6)	46.1	29.5	113.4
Other income and (expense), net	(0.1)	(0.2)	0.8	(1.0)
Interest and other expense on debt	(19.3)	(23.9)	(41.0)	(47.8)
Income (loss) before income taxes	(30.0)	22.0	(10.7)	64.6
Provision (benefit) for income taxes	(4.5)	5.5	(1.6)	18.5
Net income (loss)	(25.5)	16.5	(9.1)	46.1
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.2
Net income (loss) attributable to Ryerson Holding Corporation	$(25.6)	$16.4	$(9.2)	$45.9
Comprehensive income (loss)	$(21.9)	$17.5	$(15.7)	$50.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	0.1	—	0.3
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(21.9)	$17.4	$(15.7)	$50.3
Basic earnings (loss) per share	$(0.67)	$0.43	$(0.24)	$1.22
Diluted earnings (loss) per share	$(0.67)	$0.43	$(0.24)	$1.21

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income (loss)	$(9.1)	$46.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.9	28.7
Stock-based compensation	1.0	1.6
Deferred income taxes	11.5	17.0
Provision for allowances, claims, and doubtful accounts	(0.6)	1.6
Restructuring and other charges	2.0	1.4
Pension settlement charge	1.1	0.2
(Gain) loss on retirement of debt	(0.9)	0.2
Non-cash (gain) loss from derivatives	(1.7)	5.7
Other items	—	0.4
Change in operating assets and liabilities:
Receivables	50.5	(31.8)
Inventories	141.4	(15.2)
Other assets	15.8	1.1
Accounts payable	(26.7)	30.8
Accrued liabilities	(11.9)	(24.7)
Accrued taxes payable/receivable	(14.6)	(1.6)
Deferred employee benefit costs	(8.6)	(13.5)
Net adjustments	185.2	1.9
Net cash provided by operating activities	176.1	48.0
Investing activities:
Capital expenditures	(11.8)	(23.4)
Proceeds from sale of property, plant, and equipment	0.1	8.6
Net cash used in investing activities	(11.7)	(14.8)
Financing activities:
Repayment of debt	(57.5)	(12.0)
Net repayments of short-term borrowings	(21.5)	(29.8)
Net increase (decrease) in book overdrafts	(24.4)	7.1
Principal payments on finance lease obligations	(6.7)	(6.3)
Contingent payment related to acquisition	—	(0.9)
Proceeds from sale-leaseback transactions	—	8.3
Dividends paid to non-controlling interest	(0.2)	—
Net cash used in financing activities	(110.3)	(33.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	54.1	(0.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.0)	—
Net change in cash, cash equivalents, and restricted cash	52.1	(0.4)
Cash, cash equivalents, and restricted cash—beginning of period	59.8	24.3
Cash, cash equivalents, and restricted cash—end of period	$111.9	$23.9
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$39.8	$46.4
Income taxes, net	2.2	4.2
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	—	82.3
Asset additions under operating leases	0.7	10.8
Asset additions under finance leases and sale-leasebacks	1.4	0.6
Asset additions under financing arrangements	—	2.2
Noncash financing activities:
Short term debt converted to finance lease	—	7.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99.9	$11.0
Restricted cash	12.0	48.8
Receivables less provisions of $2.7 in 2020 and $3.5 2019	373.1	425.1
Inventories	599.3	742.9
Prepaid expenses and other current assets	48.3	52.2
Total current assets	1,132.6	1,280.0
Property, plant, and equipment, at cost	812.1	806.5
Less: Accumulated depreciation	383.0	366.8
Property, plant, and equipment, net	429.1	439.7
Operating lease assets	117.2	128.2
Other intangible assets	46.8	50.6
Goodwill	120.3	120.3
Deferred charges and other assets	2.6	2.7
Total assets	$1,848.6	$2,021.5
Liabilities
Current liabilities:
Accounts payable	$260.1	$311.5
Salaries, wages, and commissions	28.6	35.3
Other accrued liabilities	58.0	68.0
Short-term debt	13.2	49.2
Current portion of operating lease liabilities	21.2	20.9
Current portion of deferred employee benefits	7.0	7.0
Total current liabilities	388.1	491.9
Long-term debt	890.6	932.6
Deferred employee benefits	204.1	217.5
Noncurrent operating lease liabilities	101.7	112.8
Deferred income taxes	77.0	65.2
Other noncurrent liabilities	23.4	22.9
Total liabilities	1,684.9	1,842.9
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2020 and 2019	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,329,897 and 37,996,261 shares issued at 2020 and 2019, respectively	0.4	0.4
Capital in excess of par value	382.2	381.2
Retained earnings	90.4	99.6
Treasury stock at cost – Common stock of 212,500 shares in 2020 and 2019	(6.6)	(6.6)
Accumulated other comprehensive loss	(308.5)	(302.0)
Total Ryerson Holding Corporation stockholders’ equity	157.9	172.6
Noncontrolling interest	5.8	6.0
Total equity	163.7	178.6
Total liabilities and equity	$1,848.6	$2,021.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 55% of our issued and outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of June 30, 2020 and for the three-month and six-month periods ended June 30, 2020 and 2019 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Condensed Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2020 and for the three and six month periods ended June 30, 2020.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on a prospective basis as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. As of adoption, license fees and implementation costs that are capitalized for hosting arrangements that are service contracts are classified as prepaid assets on the Company’s Consolidated Balance Sheet and the amortization of these costs are presented in warehousing, delivery, selling, general, and administrative expense on the Condensed Consolidated Statement of Comprehensive Income.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$99.9	$11.0
Restricted cash	12.0	48.8
Total cash, cash equivalents, and restricted cash	$111.9	$59.8

As part of the indenture for our $650 million senior secured notes due in 2022 (the “2022 Notes”), proceeds from the sale of property, plant, and equipment that is collateral are deposited into a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements, to fund activities such as debt repayment and future capital expenditures. In December 2019, we signed and closed a sale-leaseback transaction for a group of service center properties, resulting in net proceeds of $61.5 million of which $47.6 million was deposited into the restricted cash account. The balance in the restricted account for property, plant, and equipment sales was $10.9 million at June 30, 2020 compared to $47.6 million at December 31, 2019 as funds were released during the first six months to repurchase a portion of our 2022 Notes (see Note 7) as well as fund capital expenditures. We also had $1.1 million and $1.2 million of cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims at June 30, 2020 and December 31, 2019, respectively.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2020 and December 31, 2019 as follows:

	June 30,	December 31,
	2020	2019
	(In millions)
In process and finished products	$599.3	$742.9

If current cost had been used to value inventories, such inventories would have been $57 million and $51 million lower than reported at June 30, 2020 and December 31, 2019, respectively. Approximately 91% of inventories are accounted for under the LIFO method at June 30, 2020 and December 31, 2019. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $4.9 million and $5.6 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2032, and finance leases expiring at various times through 2027.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
Leases	Balance Sheet Location	2020	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$117.2	$128.2
Finance lease assets	Property, plant, and equipment, net(a)	53.5	54.2
Total lease assets		$170.7	$182.4
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21.2	$20.9
Finance	Other accrued liabilities	11.1	12.4
Noncurrent
Operating	Noncurrent operating lease liabilities	101.7	112.8
Finance	Other noncurrent liabilities	16.4	18.7
Total lease liabilities		$150.4	$164.8

(a)	Finance lease assets were recorded net of accumulated amortization of $20.8 million and $19.0 million as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	Location of Lease Expense Recognized in Income	2020	2019	2020	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$5.9	$5.5	$11.9	$11.1
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.8	1.8	3.4	3.4
Interest on lease liabilities	Interest and other expense on debt	0.4	0.5	0.7	0.9
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.8	0.7	1.6	1.4
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.5	0.6	1.3	1.1
Total lease expense		$9.4	$9.1	$18.9	$17.9

The following table presents maturity analysis of lease liabilities at June 30, 2020:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2020	$12.7	$6.9
2021	23.7	9.5
2022	19.9	6.0
2023	16.6	3.6
2024	15.5	2.9
After 2024	51.1	0.5
Total lease payments	139.5	29.4
Less: Interest(b)	(16.6)	(1.9)
Present value of lease liabilities(c)	$122.9	$27.5

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised and the operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $21.2 million for operating leases and $11.1 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Lease Term and Discount Rate	2020	2019

Weighted-average remaining lease term (years)
Operating leases	7.6	7.9
Finance leases	2.8	2.8
Weighted-average discount rate
Operating leases	3.4%	3.6%
Finance leases	4.6%	4.8%

Information reported in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019 is summarized below:

	Six Months Ended June 30,
Other Information	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12.4	$10.1
Operating cash flows from finance leases	0.7	0.9
Financing cash flows from finance leases	6.7	6.3
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	—	82.3
Operating leases	0.7	10.8
Finance leases	1.4	0.6

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million at June 30, 2020 and December 31, 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts.

Due to the COVID-19 pandemic and its effect on our demand levels and stock price, as well as the overall economy, we performed a quantitative impairment test of goodwill as of May 31, 2020. It was determined that no impairment existed.

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

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In millions)
Ryerson Credit Facility	$357.9	$377.7
11.00% Senior Secured Notes due 2022	530.3	587.9
Foreign debt	11.5	13.2
Other debt	8.7	9.5
Unamortized debt issuance costs and discounts	(4.6)	(6.5)
Total debt	903.8	981.8
Less: Ryerson Credit Facility - "first in, last out" subfacility	—	34.3
Less: Short-term foreign debt	11.5	13.2
Less: Other short-term debt	1.7	1.7
Total long-term debt	$890.6	$932.6

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion (the “Ryerson Credit Facility”). On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “FILO Facility”). The FILO facility is equal in subordination with the other borrowings under the Ryerson Credit Facility and has matured as of June 30, 2020. The FILO facility supplemented our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. The aggregate facility size of $1.0 billion remains unchanged.

At June 30, 2020, Ryerson had $357.9 million of outstanding borrowings, $11 million of letters of credit issued, and $204 million available under the Ryerson Credit Facility compared to $377.7 million of outstanding borrowings, including $34.3 million under the FILO Facility, $11 million of letters of credit issued, and $348 million available at December 31, 2019. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

The Ryerson Credit Facility has an allocation of $940 million to the Company’s subsidiaries in the United States and an allocation of $60 million to Ryerson Holding’s Canadian subsidiary that is a borrower. Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%) or (B) a LIBOR rate or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate plus 1.00%), or (C) the bankers’ acceptance rate. The spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Amounts outstanding under the FILO Facility bore interest at the same rates as listed above for U.S. borrowings, however the spread over the base rate was between 1.25% and 1.50% and the spread over the LIBOR rate was between 2.25% and 2.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.23%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. Both of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 2.1% and 3.2% at June 30, 2020 and December 31, 2019, respectively.

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

Net repayments of short-term borrowings that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

The 2022 Notes are redeemable at 102.75% if redeemed before May 15, 2021 and 100.00% if redeemed on and thereafter. JT Ryerson may be required to make an offer to purchase the 2022 Notes upon the sale of assets or upon a change of control.

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

During the first six months of 2020, a principal amount of $57.6 million of the 2022 Notes were repurchased for $56.7 million and retired, resulting in the recognition of a $0.9 million gain within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. See Note 16: Subsequent Events for further repurchase details.

Foreign Debt

At June 30, 2020, Ryerson China’s foreign borrowings were $11.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.1% per annum and secured by inventory and property, plant, and equipment. At December 31, 2019, Ryerson China’s foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $35 million and $32 million at June 30, 2020 and December 31, 2019, respectively.  Letters of credit issued by our foreign subsidiaries were $4 million and $3 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the three and six month periods ended June 30, 2020 and 2019 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.8	$0.9	$0.2	$0.2
Interest cost	5.2	7.3	0.5	0.6
Expected return on assets	(8.1)	(9.1)	—	—
Settlement expense	0.7	0.1	—	—
Recognized actuarial (gain) loss	4.2	3.7	(1.8)	(1.9)
Amortization of prior service cost (credit)	0.1	—	(0.6)	(0.8)
Net periodic benefit cost (credit)	$2.9	$2.9	$(1.7)	$(1.9)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.7	$1.7	$0.3	$0.3
Interest cost	10.4	14.6	0.9	1.2
Expected return on assets	(16.2)	(18.2)	—	—
Settlement expense	1.1	0.2	—	—
Recognized actuarial (gain) loss	8.5	7.4	(3.5)	(3.8)
Amortization of prior service cost (credit)	0.1	—	(1.1)	(1.5)
Net periodic benefit cost (credit)	$5.6	$5.7	$(3.4)	$(3.8)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $7 million to the pension plan funds through the six months ended June 30, 2020. The Company has elected to defer the remaining expected 2020 U.S. contributions of $13 million until January 1, 2021, as permitted under The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) that was passed in March 2020.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of June 30, 2020 was a net liability of $5.0 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The Company has made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of

June 30, 2020 and December 31, 2019, the Company offset zero and $2.7 million, respectively, of fair value liabilities with cash held as collateral by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$0.7	$5.0	Other accrued liabilities	$3.3	$9.4	(a)
Crude oil contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	5.0	0.2
Total derivatives		$0.7	$5.1		$8.3	$9.6	(a)

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brought the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million as of December 31, 2019.

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2020 and December 31, 2019:

	Notional Amount
Derivative Instruments	At June 30, 2020	At December 31, 2019	Unit of Measurement
Iron ore swap contracts	60,000	420,000	Tons
Hot roll coil swap contracts	27,348	47,155	Tons
Crude oil swap contracts	—	38,000	Barrels
Aluminum swap contracts	12,497	23,949	Tons
Nickel swap contracts	180	3,164	Tons
Foreign currency exchange contracts	1.7 million	2.0 million	U.S. dollars
Interest rate swaps	160 million	310 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2020	2019	2020	2019
Metal commodity contracts	Cost of materials sold	$1.3	$(9.6)	$(0.7)	$(8.0)
Crude oil commodity contracts	Warehousing, delivery, selling, general, and administrative	—	(0.2)	—	0.7
Foreign exchange contracts	Other income and (expense), net	(0.1)	—	0.1	(0.1)
Total		$1.2	$(9.8)	$(0.6)	$(7.4)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2020	2019	2020	2019
		(In millions)
Interest rate swaps	Interest and other expense on debt	$(0.5)	$0.3	$(0.6)	$0.6

As of June 30, 2020, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.1 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2020:

	At June 30, 2020
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$0.7	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$3.3	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	5.0	—
Total derivatives	$—	$8.3	$—

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

The carrying and estimated fair values of our financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	At June 30, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$99.9	$99.9	$11.0	$11.0
Restricted cash	12.0	12.0	48.8	48.8
Receivables less provisions	373.1	373.1	425.1	425.1
Accounts payable	260.1	260.1	311.5	311.5
Long-term debt, including current portion	903.8	916.4	981.8	1,014.4

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

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for the three and six month periods ended June 30, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	0.4	213	(6.6)	381.8	116.0	(57.1)	(251.3)	(3.8)	6.0	185.4
Net income (loss)	—	—	—	—	—	(25.6)	—	—	—	0.1	(25.5)
Foreign currency translation	—	—	—	—	—	—	1.7	—	—	(0.1)	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	334	—	—	—	0.4	—	—	—	—	—	0.4
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	38,330	0.4	213	(6.6)	382.2	90.4	(55.4)	(249.3)	(3.8)	5.8	163.7

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for the three and six month periods ended June 30, 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2019	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	29.5	—	—	—	0.1	29.6
Foreign currency translation	—	—	—	—	—	—	2.9	—	—	0.1	3.0
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.9	—	—	0.9
Adoption of accounting principal ASC 842, net of tax of $1.1	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	10	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2019	37,666	0.4	213	(6.6)	381.8	46.7	(49.9)	(263.1)	0.6	2.9	112.8
Net income	—	—	—	—	—	16.4	—	—	—	0.1	16.5
Foreign currency translation	—	—	—	—	—	—	0.8	—	—	—	0.8
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation expense	330	—	—	—	0.8	—	—	—	—	—	0.8
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.3	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 30, 2019	37,996	0.4	213	(6.6)	379.7	63.1	(49.1)	(262.3)	—	5.9	131.1

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2020	$(48.6)	$(253.1)	$(0.3)
Other comprehensive income (loss) before reclassifications	(6.8)	—	(3.9)
Amounts reclassified from accumulated other comprehensive income into net income	—	3.8	0.4
Net current-period other comprehensive income (loss)	(6.8)	3.8	(3.5)
Balance at June 30, 2020	$(55.4)	$(249.3)	$(3.8)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2020:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Consolidated
Details about Accumulated Other	June 30, 2020		Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$5.0	Other income and (expense), net
Pension settlement	0.7	1.1	Other income and (expense), net
Prior service credits	(0.5)	(1.0)	Other income and (expense), net
Total before tax	2.7	5.1
Tax benefit	(0.7)	(1.3)
Net of tax	$2.0	$3.8
Cash flow hedge - interest rate swap
Realized swap interest	$0.5	$0.6	Interest and other expense on debt
Tax benefit	(0.2)	(0.2)
Net of tax	$0.3	$0.4

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2019:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Consolidated
Details about Accumulated Other	June 30, 2019		Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Foreign Currency Translation
Foreign currency translation gain	$0.2	$0.2	Other income and (expense), net
Tax provision	—	—
Net of tax	$0.2	$0.2
Cash flow hedge - interest rate swap
Realized swap interest	$(0.3)	$(0.6)	Interest and other expense on debt
Tax provision	—	0.1
Net of tax	$(0.3)	$(0.5)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.8	$3.6	Other income and (expense), net
Pension settlement	0.1	0.2	Other income and (expense), net
Prior service credits	(0.8)	(1.5)	Other income and (expense), net
Total before tax	1.1	2.3
Tax benefit	(0.3)	(0.6)
Net of tax	$0.8	$1.7

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2020	2019	2020	2019
Carbon Steel Flat	28%	25%	26%	25%
Carbon Steel Plate	9	11	10	12
Carbon Steel Long	15	16	15	16
Stainless Steel Flat	15	15	16	15
Stainless Steel Plate	5	4	5	4
Stainless Steel Long	5	4	5	4
Aluminum Flat	13	16	13	15
Aluminum Plate	3	2	3	2
Aluminum Long	5	5	5	5
Other	2	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	(In millions)
United States	686.3	$1,095.4	$1,599.8	$2,215.8
Foreign countries	85.5	109.5	182.3	219.9
Total	$771.8	$1,204.9	$1,782.1	$2,435.7

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2020	2019	2020	2019
Revenue on products with an alternative use	88%	88%	88%	88%
Revenue on products with no alternative use	12	12	12	12
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $375.8 million and $428.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2020	$13.5	$10.5
Contract liability satisfied during the period	—	(6.5)
Contract liability incurred during the period	—	6.0
Net change in contract assets and liabilities for products with no alternative use during the period	(2.0)	(0.1)
Changes to reserves	(0.4)	(2.0)
Ending Balance at June 30, 2020	$11.1	$7.9

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

The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. The Company’s credit loss reserve consists of two parts: a) a provision for estimated credit losses based on historical experience and b) a reserve for specific customer collection issues that the Company has identified. Estimation of credit losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We have reviewed recent events and circumstances due to the COVID-19 pandemic in relation to our provision for credit losses and have not made any material adjustments as of June 30, 2020.

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of June 30, 2020:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2020	$3.5
Current period provision	0.2
Write-offs charged against allowance	(1.0)
Recoveries against allowance	0.1
Effect of foreign exchange rates	(0.1)
Balance at June 30, 2020	$2.7

NOTE 14: INCOME TAXES

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $4.5 million compared to income tax expense of $5.5 million in the prior year. The $4.5 million tax benefit and the $5.5 million tax expense for the three months ended June 30, 2020, and 2019, respectively, primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $1.6 million compared to income tax expense of $18.5 million in the prior year. The $1.6 million tax benefit for the six months ended June 30, 2020 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The lower effective tax rate in the first six months of 2020 is primarily a result of a mix in earnings by jurisdiction during the period compared to projected pre-tax income for the full year.

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

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $13.7 million at June 30, 2020 and December 31, 2019.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month and six-month periods ended June 30, 2020, we have included tax expense of $0.3 million and $1.5 million, respectively, related to GILTI as part of our tax provision. For the three-month and six-month periods ended June 30, 2019, we have included a $0.3 million tax benefit and a $2.8 million income tax expense, respectively, related to GILTI as part of our tax provision.

The Company accounts for uncertain income tax positions in accordance with ASC 740.  We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions. In the second quarter of 2020 we released $1.9 million of reserves bringing the unrecognized tax benefits balance from $4.4 million at December 31, 2019 to $2.5 million at June 30, 2020.  We do not believe future release amounts will be material.

NOTE 15: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 85,807 and 263,688 for the three and six-month periods ended June 30, 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings (loss) per share	2020	2019	2020	2019
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(25.6)	$16.4	$(9.2)	$45.9
Denominator:
Weighted average shares outstanding	38,079,905	37,769,001	37,931,833	37,610,108
Dilutive effect of stock-based awards	—	149,338	—	270,176
Weighted average shares outstanding adjusted for dilutive securities	38,079,905	37,918,339	37,931,833	37,880,284

Earnings (loss) per share
Basic	$(0.67)	$0.43	$(0.24)	$1.22
Diluted	$(0.67)	$0.43	$(0.24)	$1.21

NOTE 16: SUBSEQUENT EVENTS

On July 22, 2020, Ryerson and its wholly-owned subsidiary, JT Ryerson, issued $500 million in aggregate principal amount of its 8.50% Senior Secured Notes due 2028 (the “2028 Notes”). JT Ryerson’s obligations under the 2028 Notes are guaranteed by the Company as well as certain subsidiaries of the Company. The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, money, deposit accounts and related general intangibles, certain other assets, and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2028 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the Ryerson Credit Facility.

The net proceeds from the issuance of the 2028 Notes, along with available cash, was used to (i) redeem in full the $530.3 million balance of the 2022 Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date, and (ii) pay related fees, expenses, and premiums. See Note 7: Long-Term Debt for further discussion of the 2022 Notes.

The Company will complete the accounting for this transaction during the third quarter of 2020. Due to the limited amount of time between the closure of the 2028 Notes offering and the date of this filing, the accounting for the transaction is not complete and the impacts of the transaction are not yet known.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and therefore difficult to predict. In the first half of 2020, Ryerson experienced both weaker pricing and demand compared to the six-month period ended June 30, 2019, with shipments 17.2% lower and average selling prices 11.6% lower, affected by economic impacts of the novel coronavirus (“COVID-19”) in North America and China and end-market weakness in the U.S. prior to the start of the pandemic. Changes in average selling prices are primarily driven by commodity metals prices, which typically impact Ryerson’s selling prices over the subsequent three to six-month period.

Recently, indicators in the key steel industry end markets have reported weakness as demand conditions have been impacted by temporary customer closures in-line with stay-at-home orders and virus driven demand shocks as a result of the COVID-19 pandemic.  This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported softness in March, April, and May with readings below 50%, indicating contraction in factory activity. However, PMI reported sharp recovery in June, with a strong reading of 52.6%, indicating general economic expansion.

According to the Metal Service Center Institute, North American service center volumes declined by 26% in the second quarter of 2020 compared to the first quarter of 2020. On a North American basis, Ryerson performed better than the industry with volumes declining by 21% over the same period. Demand softness was experienced across all of Ryerson’s end markets in the first six months of 2020, most significantly in construction, oil and gas, commercial ground transportation, and consumer durable sectors on a year-over-year basis. When customer demand falls, our operations typically generate countercyclical cash flow as our working capital needs decrease.

Recent Developments

On July 22, 2020, Ryerson and its wholly-owned subsidiary, JT Ryerson, issued $500 million in aggregate principal amount of its 8.50% Senior Secured Notes due 2028 (the “2028 Notes”). JT Ryerson’s obligations under the 2028 Notes are guaranteed by the Company as well as certain subsidiaries of the Company. The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, money, deposit accounts and related general intangibles, certain other assets, and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2028 Notes and the related guarantees are also secured on a second-priority basis by a lien on the assets that secure JT Ryerson’s and the Company’s obligations under the $1.0 billion revolving credit facility (the “Ryerson Credit Facility”).

The net proceeds from the issuance of the 2028 Notes, along with available cash, was used to (i) redeem in full the $530.3 million balance of JT Ryerson’s 11.00% Senior Secured Notes due 2022 (the “2022 Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, and (ii) pay related fees, expenses, and premiums.

The Company will complete the accounting for this transaction during the third quarter of 2020. Due to the limited amount of time between the closure of the 2028 Notes offering and the date of this filing, the accounting for the transaction is not complete and the impacts of the transaction are not yet known.

The Company anticipates approximately $16 million of annual interest savings as a result of this transaction.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government and state and local government officials to prevent disease spread, all of which are uncertain and cannot be predicted. Certain of our facilities have experienced temporary work disruptions as a result of COVID-19, but we have generally continued to operate during stay-at-home mandates due to Ryerson being deemed an essential business by state and local government authorities. However, facility closures, work slowdowns, or temporary stoppages could occur, and we are seeing negative impacts on demand from closures among our customers. Throughout the first and second quarters of 2020, a number of Ryerson’s customers either temporarily closed operations or reduced activity in response to the COVID-19 pandemic and government-mandated stay-at-home orders or decreasing demand for their products.  Ryerson’s second quarter demand has been negatively impacted by the pandemic and we expect the third quarter to be impacted given continued economic pressure, although the ultimate impact of COVID-19 remains uncertain.  Further, we anticipate that the weakened economic environment and the recent announcements of increased mill capacity coming back online will negatively impact metals pricing, which may result in gross margin contraction.

As the COVID-19 pandemic’s effects on the manufacturing economy continue to develop, Ryerson is carefully monitoring the current and potential future impacts to its supply chain. In response to decreased demand upon the spread of the virus in North America, several mills announced temporary closures and/or idled facilities, effectively reducing overall capacity. In late June, with the reopening of several original equipment manufacturers and automotive manufacturers, a number of mills restarted production, an early sign of demand improvement. During the pandemic, Ryerson has not experienced a disruption to its supply chain and has been able to meet customer demand as there exists an abundance of material available with short lead times. With Ryerson’s national scale and interconnected network, including 94 facilities in North America, we are able to move inventory intelligently throughout the network to meet customer’s needs. We remain diligently responsive to the depressed demand environment, limiting our material purchases, and effectively managing inventory levels while continuing to monitor market prices and lead times through the pervasive market uncertainty.

Furthermore, although Ryerson is always mindful of our liquidity position, in response to the COVID-19 pandemic, we  deployed a dedicated team to closely monitor all critical areas daily including cash positioning and credit line availability and projections, while being ever mindful of our covenant requirements and working capital needs. We are actively managing relationships with our customers and vendors to ensure that we balance our receivables and payables cycles. Examples of specific actions taken in response to COVID-19 include increased focus on working capital management with targeted inventory reductions, receivables risk assessment, limiting discretionary spending, temporarily furloughing employees or reducing work hours, reducing executive and salaried employee pay, delaying salary increases, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures, payroll tax and pension contribution deferrals, and accelerating Alternative Minimum Tax credit refunds as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”). The CARES Act, among other newly issued legislation, contains numerous other provisions which may benefit the Company. The Company intends to continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued and intends to take advantage of all opportunities to further support our balance sheet. With respect to liquidity, we took the actions listed above to bolster our financial condition and have contingency plans in place to reduce costs while supporting business operations. As of June 30, 2020, Ryerson had liquidity of $350 million, composed of $239 million of availability under the Ryerson Credit Facility and foreign debt facilities, $100 million of cash and cash equivalents, and $11 million of restricted cash from sales of property, plant, and equipment. As of June 30, 2020, we had excess borrowings of $80 million under the Ryerson Credit Facility to ensure access to cash during the COVID-19 pandemic.

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

On January 15, 2020, the United States and China signed a phase one trade agreement in which the U.S. agreed not to proceed with tariffs that had been scheduled to take effect December 15, 2019 and cut Section 301 duties related to the September 1, 2019 tariffs on $120 billion in Chinese goods in half, from 15% to 7.5%, effective February 14, 2020. In return, China agreed to increase its purchases of U.S. manufactured goods, agricultural products, energy, and services by a total of $200 billion over 2017 levels in the two years through December 2021. However, negotiations with China are ongoing and as of the agreement the U.S. will maintain 25% tariffs on another $250 billion of Chinese products while China maintains retaliatory tariffs on some U.S. goods. Since the agreement, China has unveiled new tariff exemptions and the countries reaffirmed their phase one trade deal in early May.

The U.S.-Mexico-Canada-Agreement (“USMCA”), which is designed to replace the North American Free Trade Agreement (“NAFTA”), was ratified by all three countries as of March 13, 2020, and became effective on July 1, 2020.  Ryerson expects that implementation of the USMCA will support demand for North American steel through strengthening of rules of origin for steel-intensive goods and will continue to provide tariff-free trade access in North American markets.

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

Results of Operations — Comparison of Three and Six Months Ended June 30, 2020 to Three and Six Months Ended June 30, 2019

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$771.8	100.0%	$1,204.9	100.0%	$1,782.1	100.0%	$2,435.7	100.0%
Cost of materials sold	656.3	85.0	993.1	82.4	1,470.8	82.5	$1,992.6	81.8
Gross profit	115.5	15.0	211.8	17.6	311.3	17.5	443.1	18.2
Warehousing, delivery, selling, general, and administrative expenses	124.1	16.1	164.6	13.7	279.8	15.7	328.3	13.5
Restructuring and other charges	2.0	0.3	1.1	0.1	2.0	0.1	1.4	—
Operating profit (loss)	(10.6)	(1.4)	46.1	3.8	29.5	1.7	113.4	4.7
Other (expenses) and income	(19.4)	(2.5)	(24.1)	(2.0)	(40.2)	(2.3)	(48.8)	(2.0)
Income (loss) before income taxes	(30.0)	(3.9)	22.0	1.8	(10.7)	(0.6)	64.6	2.7
Provision (benefit) for income taxes	(4.5)	(0.6)	5.5	0.4	(1.6)	(0.1)	18.5	0.8
Net income (loss)	(25.5)	(3.3)	16.5	1.4	(9.1)	(0.5)	46.1	1.9
Less: Net income attributable to noncontrolling interest	0.1	—	0.1	—	0.1	—	0.2	—
Net income (loss) attributable to Ryerson Holding Corporation	$(25.6)	(3.3)%	$16.4	1.4%	$(9.2)	(0.5)%	$45.9	1.9%
Basic earnings (loss) per share	$(0.67)		$0.43		$(0.24)		$1.22
Diluted earnings (loss) per share	$(0.67)		$0.43		$(0.24)		$1.21

Net sales

The following table shows our percentage of sales revenue by major product lines for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2020	2019	2020	2019
Carbon Steel Flat	28%	25%	26%	25%
Carbon Steel Plate	9	11	10	12
Carbon Steel Long	15	16	15	16
Stainless Steel Flat	15	15	16	15
Stainless Steel Plate	5	4	5	4
Stainless Steel Long	5	4	5	4
Aluminum Flat	13	16	13	15
Aluminum Plate	3	2	3	2
Aluminum Long	5	5	5	5
Other	2	2	2	2
Total	100%	100%	100%	100%

	June 30,		Dollar	Percentage
	2020	2019	change	change
	($ in millions)
Net sales (three-months ended)	$771.8	$1,204.9	$(433.1)	(35.9)%
Net sales (six-months ended)	$1,782.1	$2,435.7	$(653.6)	(26.8)%

	June 30,		Tons	Percentage
	2020	2019	change	change
	(in thousands)
Tons sold (three-months ended)	462	623	(161)	(25.8)%
Tons sold (six-months ended)	1,028	1,242	(214)	(17.2)%

	June 30,		Price	Percentage
	2020	2019	change	change
Average selling price per ton sold (three-months ended)	$1,671	$1,934	$(263)	(13.6)%
Average selling price per ton sold (six-months ended)	$1,734	$1,961	$(227)	(11.6)%

Revenue for the three-month and six-month periods ended June 30, 2020 decreased from the same periods a year ago reflecting the impact of the global outbreak of COVID-19 and a slowdown in the metals market that was a continuation from the decline in the industry in 2019. Compared to the year ago period, average selling price decreased for all of our product lines in the three-month and six-month periods ended June 30, 2020 with the largest decreases in our carbon plate, aluminum plate, carbon flat, and aluminum flat products. Tons sold decreased in the three-month and six-month periods ended March 31, 2020 for all of our product lines with the largest decreases in our aluminum flat, carbon long, and carbon plate product lines.

Cost of materials sold

	June 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$656.3	85.0%	$993.1	82.4%	$(336.8)	(33.9)%
Cost of materials sold (six-months ended)	$1,470.8	82.5%	$1,992.6	81.8%	$(521.8)	(26.2)%

	June 30,		Cost	Percentage
	2020	2019	change	change
Average cost of materials sold per ton sold (three-months ended)	$1,421	$1,594	$(173)	(10.9)%
Average cost of materials sold per ton sold (six-months ended)	$1,431	$1,604	$(173)	(10.8)%

The decrease in cost of materials sold in the three-month and six-month periods ended June 30, 2020 compared to the year ago period is primarily due to the decrease in tons sold and to a decrease in average cost of materials sold per ton. The average cost of materials sold decreased across almost all product lines with the average cost of materials sold for our carbon plate, carbon flat, and carbon long product lines decreasing more than our other product lines during the three-month and six-month periods ended June 30, 2020.  During the second quarter of 2020, LIFO expense was $14.1 million compared to LIFO income of $12.9 million in the second quarter of 2019. During the first six months of 2020, LIFO income was $6.1 million compared to LIFO income of $33.0 million in the first six months of 2019.

Gross profit

	June 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$115.5	15.0%	$211.8	17.6%	$(96.3)	(45.5)%
Gross profit (six-months ended)	$311.3	17.5%	$443.1	18.2%	$(131.8)	(29.7)%

Gross profit decreased in the three-month and six-month periods ended June 30, 2020 compared to the year ago periods due to the decrease in tons sold. While our revenue per ton decreased in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, cost of materials sold per ton decreased at a slower pace resulting in lower gross margins.

Operating expenses

	June 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three-months ended)	$124.1	16.1%	$164.6	13.7%	$(40.5)	(24.6)%
Warehousing, delivery, selling, general, and administrative expenses (six-months ended)	$279.8	15.7%	$328.3	13.5%	$(48.5)	(14.8)%
Restructuring and other charges (three-months ended)	$2.0	0.3%	$1.1	0.1%	$0.9	81.8%
Restructuring and other charges (six-months ended)	$2.0	0.1%	$1.4	—	$0.6	42.9%

Total operating expenses decreased in the three-month and six-month periods ended June 30, 2020 compared to the year ago periods primarily due to lower salaries and wages due to workforce and compensation reductions ($13.5 million lower in the second quarter of 2020 and $15.2 million in the first six months of 2020) in response to the outbreak of COVID-19. The lower headcount also reduced employee benefit expenses by $4.7 million in the second quarter of 2020 and $5.2 million in the first six months of 2020. In addition, selling, general, and administrative expenses were $10.0 million lower in the second quarter of 2020 and $11.0 million lower in the first six months of 2020 primarily due to lower use of outside technical services and reduced travel and entertainment expenses, delivery expenses were $6.0 million lower in the second quarter of 2020 and $6.9 million lower in the first six months of 2020 due to lower shipments, operating supplies were $3.8 million lower in the second quarter of 2020 and $4.9 million lower in the first six months of 2020, incentive compensation decreased $1.9 million in the second quarter of 2020 and $4.9 million in the first six months of 2020, and depreciation expense was $0.8 million lower in the second quarter of 2020 and $1.8 million lower in the first six months of 2020. Partially offsetting the decreases was higher rent expense of $0.6 million in the second quarter of 2020 and $1.8 million in the first six months of 2020 due to a sale-leaseback transaction on nine of our real estate properties that was executed in the fourth quarter of 2019.

Operating profit

	June 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss) (three-months ended)	$(10.6)	(1.4)%	$46.1	3.8%	$(56.7)	(123.0)%
Operating profit (six-months ended)	$29.5	1.7%	$113.4	4.7%	$(83.9)	(74.0)%

Our operating profit decreased in the three-month and six-month periods ended June 30, 2020 compared to the three-month and six-month periods ended June 30, 2019, primarily due to decreases in tons sold and average selling prices, slightly offset by lower operating expenses.

Other expenses

	June 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(19.3)	(2.5)%	$(23.9)	(2.0)%	$4.6	(19.2)%
Interest and other expense on debt (six-months ended)	$(41.0)	(2.3)%	$(47.8)	(2.0)%	$6.8	(14.2)%
Other income and (expense), net (three-months ended)	$(0.1)	—	$(0.2)	—	$0.1	(50.0)%
Other income and (expense), net (six-months ended)	$0.8	—	$(1.0)	—	$1.8	(180.0)%

Interest and other expense on debt decreased in the three-month and six-month periods ended June 30, 2020 compared to the year ago periods due to a lower level of credit facility borrowings outstanding compared to the year ago period related to lower working capital requirements resulting from a slowing metals market, lower interest rates on credit facility borrowings, and to a $57.6 million decrease in the outstanding amount of our 2022 Notes which were repurchased in the first six months of 2020. Credit facility borrowings were at a lower level in the first six months of 2020 compared to the first six months of 2019 despite having borrowed between $80 million and $166 million of excess funds during the first six months of 2020 to maintain access to cash during the COVID-19 pandemic. Interest expense in the first six months of 2020 included a $0.4 million charge to writeoff unamortized bond issuance costs related to the $57.6 million of 2022 Notes repurchased during the period.  The other income and (expense), net in the second quarter and first six months of 2020 includes a $0.1 million gain and a $0.9 million gain on the repurchase of the 2022 Notes, respectively. The other expense in the three-month and six-month periods ended June 30, 2019 includes $0.2 million and $0.8 million of foreign currency losses, respectively.

Provision for income taxes. In the second quarter of 2020, the Company recorded an income tax benefit of $4.5 million compared to income tax expense of $5.5 million in the second quarter of 2019. In the first six months of 2020, the Company recorded an income tax benefit of $1.6 million compared to income tax expense of $18.5 million in the first six months of 2019. The income tax expense recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings (loss) per share. Basic loss per share was $0.67 in the second quarter of 2020 and $0.24 in the first six months of 2020 compared to basic earnings per share of $0.43 in the second quarter of 2019 and $1.22 in the first six months of 2019. Diluted loss per share was $0.67 in the second quarter of 2020 and $0.24 in the first six months of 2020 compared to diluted earnings per share of $0.43 in the second quarter of 2019 and $1.21 in the first six months of 2019. The changes in earnings per share are due to the results of operations discussed above.

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

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $80 million as of June 30, 2020. Accordingly, we had cash and cash equivalents of $99.9 million at June 30, 2020, compared to $11.0 million at December 31, 2019. Despite the extra borrowing, our total debt outstanding at June 30, 2020 decreased to $904 million compared to $982 million of total debt outstanding at December 31, 2019 due to decreased working capital requirements. We had a debt-to-capitalization ratio of 85% at June 30, 2020 and at December 31, 2019. We had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, marketable securities, and availability under the Ryerson Credit Facility and foreign debt facilities of $350 million at June 30, 2020 versus $439 million at December 31, 2019. Our net debt (defined as total debt less cash and cash equivalents, and restricted cash from sales of property, plant, and equipment) was $793 million and $923 million at June 30, 2020 and December 31, 2019, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2020	December 31, 2019
	(In millions)

Cash and cash equivalents	$100	$11
Restricted cash from sales of property, plant, and equipment	11	48
Availability under Ryerson Credit Facility and foreign debt facilities	239	380
Total liquidity	$350	$439

Below is a reconciliation of total debt to net debt:

	June 30, 2020	December 31, 2019
	(In millions)

Total debt	$904	$982
Less: cash and cash equivalents	(100)	(11)
Less: restricted cash from sales of property, plant, and equipment	(11)	(48)
Net debt	$793	$923

Of the total cash and cash equivalents, as of June 30, 2020, $11.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net income (loss)	$(9.1)	$46.1
Depreciation and amortization	26.9	28.7
Change in operating assets and liabilities:
Receivables	50.5	(31.8)
Inventories	141.4	(15.2)
Accounts payable	(26.7)	30.8
Accrued liabilities	(11.9)	(24.7)
Other operating asset and liability balances	(7.4)	(14.0)
All other operating cash flows	12.4	28.1
Net cash provided by operating activities	176.1	48.0
Capital expenditures	(11.8)	(23.4)
Proceeds from sale of property, plant, and equipment	0.1	8.6
Net cash used in investing activities	(11.7)	(14.8)
Repayment of debt	(57.5)	(12.0)
Net repayments of short-term borrowings	(21.5)	(29.8)
Net increase (decrease) in book overdrafts	(24.4)	7.1
All other financing cash flows	(6.9)	1.1
Net cash used in financing activities	(110.3)	(33.6)
Effect of exchange rates on cash and cash equivalents	(2.0)	—
Net increase (decrease) in cash and cash equivalents	$52.1	$(0.4)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. The decrease in accounts receivable in the first six months of 2020 is the result of lower sales levels due to the weak market conditions resulting from the COVID-19 outbreak in 2020. Inventory levels also decreased significantly in the first six months of 2020 as the Company brought inventory levels in line with the weak market conditions. In comparison, accounts receivable increased in the first six months of 2019 as sales levels increased compared to the second half of the fourth quarter of 2018 and inventory increased in the first six months of 2019 to support the higher sales. The decrease in accounts payable for the first six months of 2020 is related to decreased purchases and operating activities compared to the fourth quarter of the prior year and in comparison to an increase in accounts payable in the first six months of 2019 as purchases and operating activity increased compared to the fourth quarter of 2018. Accrued liabilities decreased $11.9 million and $24.7 million in the first six months of 2020 and 2019, respectively, resulting mainly from lower accrued incentive compensation compared to the prior year end.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have decreased year-over-year as the Company reduced the annual capital expenditures budget from $45 million to $25 million due to the COVID-19 pandemic. At this time, we are limiting capital spending to critical sustaining projects.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on its credit facility. While the Company anticipates its current cash balances, cash flows from operations, and available sources of liquidity will be sufficient to meet its cash requirements, approximately $80 million of excess funds were borrowed at June 30, 2020 to maintain access to cash during the COVID-19 pandemic. This borrowing was offset by credit facility repayments from the operating cash flow that was generated in the first six months of 2020. In addition, we repurchased a principal amount of $57.6 million and $11.6 million of our 2022 Notes in the first six months of 2020 and 2019, respectively. Book overdrafts fluctuate based on the timing of payments.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $903.8 million at June 30, 2020 from $981.8 million at December 31, 2019, mainly due to $57.6 million of the 2022 Notes repurchased in addition to the net cash provided by operating activities in the first six months of 2020.

Total debt outstanding as of June 30, 2020 consisted of the following amounts: $357.9 million borrowings under the Ryerson Credit Facility, $530.3 million under the 2022 Notes, $11.5 million of foreign debt, and $8.7 million of other debt, less $4.6 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to the Consolidated Financial Statements.

Pension Funding

At December 31, 2019, pension liabilities exceeded plan assets by $140 million. Through the six months ended June 30, 2020, we have made $7 million in pension contributions. The Company has elected to defer the remaining expected 2020 U.S. contributions of $13 million until January 1, 2021, as permitted under The CARES Act that was passed in March 2020. We anticipate that we will have zero minimum required pension contributions in 2020 under the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

COVID-19 has negatively affected the financial markets and our returns on pension assets. Changes in returns on plan assets may affect our plan funding, cash flows, and financial condition. Differences between actual plan asset returns and the expected long-term rate of return on plan assets (5.75% for the Ryerson Pension Plans, 3.20% for CS&W Pension Plan, and between 3.00% and 4.75% for the Canadian Plans as of December 31, 2019) impact the measurement of the following year’s pension expense and pension funding requirements. However, we believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2021.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of June 30, 2020. We do not have any other material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at June 30, 2020:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2022 Notes	530	—	530	—	—
Ryerson Credit Facility	358	—	358	—	—
Foreign Debt	11	11	—	—	—
Other Debt	9	2	4	3	—
Interest on 2022 Notes, Foreign Debt, Other Debt, and Ryerson Credit Facility (3)	122	67	55	—	—
Purchase Obligations (4)	11	11	—	—	—
Operating Leases (5)	140	25	40	30	45
Finance Lease Obligations (5)	29	12	12	5	—
Pension Withdrawal Liability	1	—	—	—	1
Total	$1,211	$128	$999	$38	$46

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.
(5)	Future lease payments are undiscounted.

Income Taxes

In accordance with ASC 740, “Income Taxes,” the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year, applies it to the results of each interim period, and then adjusts that amount by certain discrete items. Due to volatile macro-economic conditions associated with the COVID-19 pandemic, we may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted. As such, the Company's effective tax rate could be subject to unusual volatility as forecasted earnings before income taxes change.

We maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, and consistent with its past determinations, we determine that these deferred tax assets are more likely than not realizable.

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions. Although we released $1.9 million of reserves in the second quarter of 2020, we do not believe future amounts will be material.

Critical Accounting Estimates

Goodwill: We assess the recoverability of goodwill annually in the fourth quarter of every year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit where the goodwill resides to its carrying value. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

The fair value of the reporting unit is estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The market approach estimates fair value using market multiples of various financial measures of comparable public companies.

Due to the COVID-19 pandemic and its effect on our business and the overall economy, we performed a quantitative impairment test of goodwill as of May 31, 2020. The entire balance of goodwill for the Company as of the date of our quantitative assessment and June 30, 2020 of $120.3 million, resides at the U.S. reporting unit. Based upon the quantitative assessment performed for the U.S. reporting unit, the fair value of the U.S. reporting unit exceeded its carrying value by 9% and as such it was determined that no impairment existed.

The determination of the fair value of the reporting units requires the Company to make significant estimates including business and financial performance of the Company’s reporting units, taking into consideration how such performance may be impacted by COVID-19. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation, amortization, and capital expenditures.

In evaluating the U.S. reporting unit significant weight is placed on forecasted EBITDA and the weighted average cost of capital (“WACC”) used in the discounted cash flow model, as we determined these items have the most significant impact on the fair value of the reporting unit.

•

EBITDA is expected to recover provided that pricing and volumes stabilize, and we expect to gain operating leverage through some of the cost savings initiatives undertaken in response to the COVID-19 pandemic that are expected to continue post-pandemic.

•

We used a WACC of 15.5% based upon market participants assumptions.  We performed a sensitivity analysis on our estimated fair value noting that a 100 basis points increase in the discount rate results in a decrease of 4% of the excess fair value over the carrying value of the reporting unit.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to inherent uncertainty in making such estimates. A lack of recovery or further deterioration in market conditions, a trend of weaker than expected financial performance in our business, or a lack of recovery or further decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $916.4 million at June 30, 2020 and $1,014.4 million at December 31, 2019 as compared with the carrying value of $903.8 million and $981.8 million at June 30, 2020 and December 31, 2019, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt. At June 30, 2020, 41% of our debt was valued with variable interest rates and the remaining 59% was at fixed interest rates.

We use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2020, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539%. We account for these interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The fair value of the interest rate swaps as of June 30, 2020 was a net liability of $5.0 million. After considering the effects of our interest rate swaps, 77% of our debt was at fixed interest rates as of June 30, 2020. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2020 by approximately $1.6 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.7 million outstanding at June 30, 2020 and value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2020, the Company recognized a gain of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2020 would increase or decrease the fair value of the foreign currency contracts by $0.2 million.

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

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption, and foreign currency rates. Derivative financial instruments are used to manage a limited portion of our exposure to fluctuations in the cost of certain commodities. No derivatives are held for trading purposes.

As of June 30, 2020, we had 60,000 tons of iron ore swap contracts with a net liability value of $0.7 million, 27,348 tons of hot roll coil swaps contracts with a net liability value of $0.6 million, 12,497 tons of aluminum swap contracts with a net liability value of $1.1 million, and 180 tons of nickel swap contracts with a net liability value of $0.2 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2020, the Company recognized a loss of $0.7 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2020 would increase or decrease the fair value of commodity derivative contracts by $3.3 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2020.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

On the whole, because manufacturing demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response has led and could continue to lead to lower demand for our products. Although our end-markets are diverse, concerns regarding and measures implemented in response to the COVID-19 pandemic have and could further negatively influence overall demand, particularly for the consumer durable sector, resulting in cancellations or deferrals of orders and/or decreases in new deliveries. We are also expecting the COVID-19 pandemic to further weaken the depressed oil & gas sector resulting from extremely low energy prices driven by over-supply, and the commercial ground transportation sector, from the expected reduction of truck orders.

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

We are continuing to monitor the impact of the COVID-19 pandemic across our business and will take appropriate actions in an effort to mitigate adverse consequences. The full extent to which the COVID-19 pandemic and measures taken in response thereto  adversely impacts our business, financial condition, and results of operations will depend on numerous evolving factors and future developments, which are highly uncertain, rapidly changing, and cannot be predicted, including: the duration and scope of the outbreak; governmental, business, and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home and stay-at-home orders; the impact of the outbreak on the financial markets and economic activity generally; the effect of the outbreak on our customers, suppliers, and other business partners; our ability to access usual sources of liquidity on reasonable terms; and our ability to comply with the financial covenants in our Ryerson Credit Facility if a material economic downturn results in increased indebtedness or substantially lower EBITDA.  All of the foregoing will likely impact our business, financial condition, results of operations, and forward-looking expectations. In addition, the impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Poor investment performance or other factors could require us to make significant unplanned contributions to our pension plan.

We provide defined benefit pension plans for certain eligible employees and retirees. The performance of the debt and equity markets affect the value of plan assets. A decline in the market value may increase the funding requirements for these plans. The cost of providing pension benefits is also affected by other factors, including interest rates used to measure the required minimum funding levels, the rate of return on plan assets, discount rates used in determining future benefit obligations, future government regulation, and prior contributions to the plans. Significant unanticipated changes in any of these factors may have an adverse effect on our financial condition, results of operations, liquidity, and cash flows. The COVID-19 pandemic has negatively affected financial markets and our returns on our pension assets which could adversely impact our plan funding, cash flows, and pension expense.

The right to receive payment on the 2028 Notes and the guarantees will be subordinated to the liabilities of non-guarantor subsidiaries.

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of the 2028 Senior Secured Notes (the “2028 Notes”). While the indenture governing the 2028 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2028 Notes notwithstanding any such pledge or encumbrance in favor of the 2028 Notes.

The non-guarantor subsidiaries represented, respectively, 10.3% and 16.5% of our net sales and EBITDA for the six months ended June 30, 2020. In addition, these non-guarantor subsidiaries represented respectively, 11.1% and 7.4% of our assets and liabilities, as of June 30, 2020.

Accordingly, in the event that any of the non-guarantor subsidiaries or joint venture entities become insolvent, liquidates, or otherwise reorganizes:

•	the creditors of the guarantors (including the holders of the 2028 Notes) will have no right to proceed against such subsidiary’s assets; and
•

the creditors of such non-guarantor subsidiary, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such subsidiary, as direct or indirect shareholder, and will be entitled to receive any distributions from such subsidiary.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

4.1	Indenture, dated as of July 22, 2020, by and among Joseph T. Ryerson & Son, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	001-34735	July 22, 2020

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Interim Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Date: July 29, 2020