Form 10-Q
period 2020-09-30
Ryerson Holding Corp
filed 2020-10-28
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 23, 2020, there were 38,117,397 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$831.5	$1,104.4	$2,613.6	$3,540.1
Cost of materials sold	675.6	900.0	2,146.4	2,892.6
Gross profit	155.9	204.4	467.2	647.5
Warehousing, delivery, selling, general, and administrative	125.4	165.6	405.2	493.9
Gain on insurance settlement	—	(1.5)	—	(1.5)
Restructuring and other charges	0.2	0.3	2.2	1.7
Operating profit	30.3	40.0	59.8	153.4
Other income and (expense), net	0.5	(0.3)	1.3	(1.3)
Pension settlement charge due to annuitization	(52.5)	—	(52.5)	—
Loss on debt extinguishment	(17.1)	—	(17.1)	—
Interest and other expense on debt	(20.2)	(23.2)	(61.2)	(71.0)
Income (loss) before income taxes	(59.0)	16.5	(69.7)	81.1
Provision (benefit) for income taxes	(19.3)	6.3	(20.9)	24.8
Net income (loss)	(39.7)	10.2	(48.8)	56.3
Less: Net income attributable to noncontrolling interest	0.2	0.1	0.3	0.3
Net income (loss) attributable to Ryerson Holding Corporation	$(39.9)	$10.1	$(49.1)	$56.0
Comprehensive income (loss)	$(32.4)	$9.2	$(48.1)	$59.8
Less: Comprehensive income attributable to noncontrolling interest	0.2	—	0.2	0.3
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(32.6)	$9.2	$(48.3)	$59.5
Basic earnings (loss) per share	$(1.05)	$0.27	$(1.29)	$1.49
Diluted earnings (loss) per share	$(1.05)	$0.27	$(1.29)	$1.48

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income (loss)	$(48.8)	$56.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.5	44.3
Stock-based compensation	1.4	2.4
Deferred income taxes	(10.9)	41.4
Provision for allowances, claims, and doubtful accounts	(1.1)	2.5
Restructuring and other charges	2.2	1.7
Gain on insurance settlement	—	(1.5)
Pension settlement charge	54.3	0.2
Loss on retirement of debt	16.2	0.2
Non-cash (gain) loss from derivatives	(5.0)	8.2
Other items	—	0.8
Change in operating assets and liabilities:
Receivables	28.4	12.4
Inventories	169.0	(5.1)
Other assets	13.5	4.3
Accounts payable	55.8	(1.6)
Accrued liabilities	(8.5)	(3.8)
Accrued taxes payable/receivable	(1.6)	(8.3)
Deferred employee benefit costs	(8.7)	(23.9)
Net adjustments	345.5	74.2
Net cash provided by operating activities	296.7	130.5
Investing activities:
Capital expenditures	(17.9)	(32.5)
Proceeds from sale of property, plant, and equipment	0.1	8.8
Proceeds from insurance settlement	—	1.8
Net cash used in investing activities	(17.8)	(21.9)
Financing activities:
Long term debt issued	500.0	—
Repayment of debt	(602.8)	(12.3)
Net repayments of short-term borrowings	(73.5)	(107.4)
Bond issuance costs	(10.6)	—
Net increase (decrease) in book overdrafts	(16.2)	12.6
Principal payments on finance lease obligations	(9.9)	(9.8)
Contingent payment related to acquisition	—	(1.3)
Proceeds from sale-leaseback transactions	—	8.3
Dividends paid to non-controlling interest	(0.2)	—
Net cash used in financing activities	(213.2)	(109.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	65.7	(1.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.6)	(0.1)
Net change in cash, cash equivalents, and restricted cash	63.1	(1.4)
Cash, cash equivalents, and restricted cash—beginning of period	59.8	24.3
Cash, cash equivalents, and restricted cash—end of period	$122.9	$22.9
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$57.8	$51.1
Income taxes, net	(7.1)	(7.2)
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	—	82.3
Asset additions under operating leases	0.9	12.5
Asset additions under finance leases and sale-leasebacks	1.4	1.2
Asset additions under financing arrangements	—	2.2
Noncash financing activities:
Short term debt converted to finance lease	—	7.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121.8	$11.0
Restricted cash	1.1	48.8
Receivables less provisions of $1.9 in 2020 and $3.5 2019	396.5	425.1
Inventories	572.6	742.9
Prepaid expenses and other current assets	46.3	52.2
Total current assets	1,138.3	1,280.0
Property, plant, and equipment, at cost	814.6	806.5
Less: Accumulated depreciation	392.9	366.8
Property, plant, and equipment, net	421.7	439.7
Operating lease assets	112.3	128.2
Other intangible assets	44.9	50.6
Goodwill	120.3	120.3
Deferred charges and other assets	2.6	2.7
Total assets	$1,840.1	$2,021.5
Liabilities
Current liabilities:
Accounts payable	$351.1	$311.5
Salaries, wages, and commissions	36.0	35.3
Other accrued liabilities	54.7	68.0
Short-term debt	9.1	49.2
Current portion of operating lease liabilities	20.9	20.9
Current portion of deferred employee benefits	7.0	7.0
Total current liabilities	478.8	491.9
Long-term debt	804.9	932.6
Deferred employee benefits	249.7	217.5
Noncurrent operating lease liabilities	97.1	112.8
Deferred income taxes	56.6	65.2
Other noncurrent liabilities	21.3	22.9
Total liabilities	1,708.4	1,842.9
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2020 and 2019	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,329,897 and 37,996,261 shares issued at 2020 and 2019, respectively	0.4	0.4
Capital in excess of par value	382.6	381.2
Retained earnings	50.5	99.6
Treasury stock at cost – Common stock of 212,500 shares in 2020 and 2019	(6.6)	(6.6)
Accumulated other comprehensive loss	(301.2)	(302.0)
Total Ryerson Holding Corporation stockholders’ equity	125.7	172.6
Noncontrolling interest	6.0	6.0
Total equity	131.7	178.6
Total liabilities and equity	$1,840.1	$2,021.5

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

We are a leading value-added processor and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of September 30, 2020 and for the three-month and nine-month periods ended September 30, 2020 and 2019 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

The Condensed Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2020 and for the three and nine month periods ended September 30, 2020.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on a prospective basis as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. As of adoption, license fees and implementation costs that are capitalized for hosting arrangements that are service contracts are classified as prepaid assets on the Company’s Condensed Consolidated Balance Sheet and the amortization of these costs are presented in warehousing, delivery, selling, general, and administrative expense on the Condensed Consolidated Statement of Comprehensive Income.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$121.8	$11.0
Restricted cash	1.1	48.8
Total cash, cash equivalents, and restricted cash	$122.9	$59.8

As part of the indenture for our $650 million senior secured notes due in 2022 (the “2022 Notes”), which was satisfied and discharged on July 22, 2020, proceeds from the sale of property, plant, and equipment that was collateral under such indenture were deposited into a restricted cash account. The cash could have been withdrawn from this restricted account upon meeting certain requirements, to fund activities such as debt repayment and future capital expenditures. In December 2019, we signed and closed a sale-leaseback transaction for a group of service center properties, resulting in net proceeds of $61.5 million of which $47.6 million was deposited into the restricted cash account. The balance in the restricted account for property, plant, and equipment sales was zero at September 30, 2020 compared to $47.6 million at December 31, 2019 as funds were released during the first nine months of 2020 to repurchase and redeem our 2022 Notes (see Note 7) as well as fund capital expenditures. We also had $1.1 million and $1.2 million of cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims at September 30, 2020 and December 31, 2019, respectively.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2020 and December 31, 2019 as follows:

	September 30,	December 31,
	2020	2019
	(In millions)
In process and finished products	$572.6	$742.9

If current cost had been used to value inventories, such inventories would have been $74 million and $51 million lower than reported at September 30, 2020 and December 31, 2019, respectively. Approximately 91% of inventories are accounted for under the LIFO method at September 30, 2020 and December 31, 2019. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $4.7 million and $5.6 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2032 and finance leases expiring at various times through 2027.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
Leases	Balance Sheet Location	2020	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$112.3	$128.2
Finance lease assets	Property, plant, and equipment, net(a)	50.0	54.2
Total lease assets		$162.3	$182.4
Liabilities
Current
Operating	Current portion of operating lease liabilities	$20.9	$20.9
Finance	Other accrued liabilities	9.6	12.4
Noncurrent
Operating	Noncurrent operating lease liabilities	97.1	112.8
Finance	Other noncurrent liabilities	14.7	18.7
Total lease liabilities		$142.3	$164.8

(a)	Finance lease assets were recorded net of accumulated amortization of $23.5 million and $19.0 million as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	Location of Lease Expense Recognized in Income	2020	2019	2020	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$6.1	$5.5	$18.0	$16.6
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	2.2	1.7	5.6	5.1
Interest on lease liabilities	Interest and other expense on debt	0.3	0.4	1.0	1.3
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.7	0.8	2.3	2.2
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.5	0.2	1.8	1.3
Total lease expense		$9.8	$8.6	$28.7	$26.5

The following table presents maturity analysis of lease liabilities at September 30, 2020:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2020	$6.4	$3.4
2021	23.8	9.5
2022	20.1	6.0
2023	16.7	3.6
2024	15.5	2.9
After 2024	51.1	0.5
Total lease payments	133.6	25.9
Less: Interest(b)	(15.6)	(1.6)
Present value of lease liabilities(c)	$118.0	$24.3

(a)	There were no operating leases with options to extend lease terms that are reasonably certain of being exercised or operating leases signed but not yet commenced.
(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $20.9 million for operating leases and $9.6 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
Lease Term and Discount Rate	2020	2019

Weighted-average remaining lease term (years)
Operating leases	7.5	7.9
Finance leases	2.7	2.8
Weighted-average discount rate
Operating leases	3.4%	3.6%
Finance leases	4.6%	4.8%

Information reported in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
Other Information	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18.9	$15.3
Operating cash flows from finance leases	1.0	1.3
Financing cash flows from finance leases	9.9	9.8
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	—	82.3
Operating leases	0.9	12.5
Finance leases	1.4	1.2

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $120.3 million at September 30, 2020 and December 31, 2019. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts.

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

Our Critical Accounting Policies and Estimates for goodwill and intangibles assets are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our products and the impact on our business and our overall financial performance. A lack of further recovery or a deterioration in current market conditions, a trend of weaker than expected financial performance in our business, or a lack of further recovery or a decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In millions)
Ryerson Credit Facility	$310.0	$377.7
8.50% Senior Secured Notes due 2028	500.0	—
11.00% Senior Secured Notes due 2022	—	587.9
Foreign debt	7.4	13.2
Other debt	8.2	9.5
Unamortized debt issuance costs and discounts	(11.6)	(6.5)
Total debt	814.0	981.8
Less: Ryerson Credit Facility - "first in, last out" subfacility	—	34.3
Less: Short-term foreign debt	7.4	13.2
Less: Other short-term debt	1.7	1.7
Total long-term debt	$804.9	$932.6

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion (the “Ryerson Credit Facility”). On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “FILO Facility”). The FILO facility is equal in subordination with the other borrowings under the Ryerson Credit Facility and matured as of June 30, 2020. The FILO facility supplemented our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. The aggregate facility size of $1.0 billion remains unchanged.

At September 30, 2020, Ryerson had $310.0 million of outstanding borrowings, $11 million of letters of credit issued, and $237 million available under the Ryerson Credit Facility compared to $377.7 million of outstanding borrowings, including $34.3 million under the FILO Facility, $11 million of letters of credit issued, and $348 million available at December 31, 2019. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower (and in the case of Canadian accounts, the Canadian borrower) in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower (and in the case of Canadian accounts, the Canadian borrower). Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. Both of the swaps have reset dates and critical terms that match our existing debt and the anticipated critical terms of future debt. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 2.2% and 3.2% at September 30, 2020 and December 31, 2019, respectively.

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

2022 and 2028 Notes

On May 24, 2016, JT Ryerson issued the 2022 Notes that bore interest at a rate of 11.00% per annum. The 2022 Notes were fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The 2022 Notes and the related guarantees were secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, cash deposit accounts and certain other assets and proceeds thereof, which were secured pursuant to a second-priority security interest), subject to certain exceptions and customary permitted liens.

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

On July 22, 2020, JT Ryerson distributed an irrevocable notice of redemption to the holders of its 2022 Notes. The redemption of the remaining $530.3 million of JT Ryerson’s outstanding 2022 Notes occurred on August 21, 2020. On July 22, 2020, JT Ryerson satisfied and discharged the indenture governing the 2022 Notes.

On July 22, 2020, JT Ryerson issued $500 million in aggregate principle amount of its 8.50% senior secured notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 2022 Notes and (ii) pay related transaction fees, expenses, and premiums.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2028 Notes and redemption of the 2022 Notes. It was determined that while the issuance was private, the terms of the issuance were similar to a public debt issuance due to the facts that (i) no single investor or small group of investors held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with the underwriter in setting the terms of the debt issuance, and (iii) and the old investors had the opportunity to participate in the new issuance in the same manner as new investors.  As the issuance was similar to a public debt issuance, extinguishment accounting was applied. The Company recorded a $17.1 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income during the third quarter of 2020, which consists of the redemption fees paid to the creditors and unamortized debt issuance costs written off related to the 2022 Notes. Additionally, the costs incurred with third parties for arrangement fees, legal, and other services related to the 2028 Notes were capitalized and are being amortized over the life of the new debt using the effective interest method.

The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the United States (other than receivables, inventory, cash deposit accounts and certain other assets, and proceeds thereof, which are secured pursuant to a second-priority security interest), subject to certain exceptions and customary permitted liens.

The 2028 Notes will be redeemable, in whole or in part, at any time on or after August 1, 2023 at certain redemption prices. The redemption price for the 2028 Notes if redeemed during the twelve months beginning (i) August 1, 2023 is 104.250%, (ii) August 1, 2024 is 102.125%, and (iii) August 1, 2025 and thereafter is 100.000%.  All redemption amounts also include accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem some or all of the 2028 Notes before August 1, 2023 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium. In addition, JT Ryerson may redeem up to 40% of the outstanding 2028 Notes before August 1, 2023 with the net cash proceeds from certain equity offerings at a price equal to 108.500% of the principal amount of the Notes, plus accrued but unpaid interest, if any, to, but not including, the redemption date. Furthermore, JT Ryerson may redeem the 2028 Notes at any time and from time to time prior to August 1, 2023 in an aggregate principal amount equal to up to 10% of the original aggregate principal amount of the 2028 Notes during each twelve month period commencing on July 22, 2020 at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem the 2028 Notes at any time prior to August 1, 2022 in an aggregate principal amount equal to $100.0 million on a one-time basis from the net cash proceeds received from the sale of real property, at a redemption price of 104.000% plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, JT Ryerson may be required to make an offer to purchase the 2028 Notes upon the sale of certain assets or upon a change of control.

The 2028 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, or create liens or use assets as security in other transactions.

On September 30, 2020, JT Ryerson delivered to the holders of its 2028 Notes a notice of partial redemption of $50 million aggregate principal amount of the 2028 Notes. The partial redemption is scheduled to occur on October 30, 2020 at a redemption price in cash of 103.000% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  JT Ryerson expects to fund the redemption using available cash on hand. Upon completion of the partial redemption, $450 million of the aggregate principal amount of the 2028 Notes will remain outstanding.

Foreign Debt

At September 30, 2020, Ryerson China’s foreign borrowings were $7.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.9% per annum and secured by inventory and property, plant, and equipment. At December 31, 2019, Ryerson China’s foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $39 million and $32 million at September 30, 2020 and December 31, 2019, respectively.  Letters of credit issued by our foreign subsidiaries were $4 million and $3 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the three and nine month periods ended September 30, 2020 and 2019 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.8	$0.8	$0.1	$0.1
Interest cost	5.3	7.3	0.4	0.7
Expected return on assets	(8.2)	(9.2)	—	—
Settlement expense	53.2	—	—	—
Recognized actuarial (gain) loss	4.2	3.8	(1.7)	(2.0)
Amortization of prior service cost (credit)	—	0.1	(0.5)	(0.8)
Net periodic benefit cost (credit)	$55.3	$2.8	$(1.7)	$(2.0)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$2.5	$2.5	$0.4	$0.4
Interest cost	15.7	21.9	1.3	1.9
Expected return on assets	(24.4)	(27.4)	—	—
Settlement expense	54.3	0.2	—	—
Recognized actuarial (gain) loss	12.7	11.2	(5.2)	(5.8)
Amortization of prior service cost (credit)	0.1	0.1	(1.6)	(2.3)
Net periodic benefit cost (credit)	$60.9	$8.5	$(5.1)	$(5.8)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Effective September 28, 2020, the Ryerson Pension Plan purchased $95.2 million of annuities on behalf of a portion of plan participants which, due to the size of the transaction, resulted in settlement accounting. The pension plan was remeasured as of September 30, 2020. The remeasurement resulted in a settlement loss of $52.5 million which was recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of September 30, 2020. As a result of the remeasurement, the discount rate decreased from 3.15% to 2.59% and the expected long-term rate of return on pension assets decreased from 5.75% to 5.25%.

The Company contributed $7 million to the pension plan funds through the nine months ended September 30, 2020. The Company has elected to defer the remaining expected 2020 U.S. contributions of $12 million until January 1, 2021, as permitted under The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) that was passed in March 2020.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. The interest rate reset dates and critical terms match the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility.  The fair value of the interest rate swaps as of September 30, 2020 was a net liability of $4.6 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company accounts for its interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The Company has made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of September 30, 2020 and December 31, 2019, the Company offset zero and $2.7 million, respectively, of fair value liabilities with cash held as collateral by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$1.5	$5.0	Other accrued liabilities	$0.8	$9.4	(a)
Crude oil contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	4.6	0.2
Total derivatives		$1.5	$5.1		$5.4	$9.6	(a)

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brought the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million as of December 31, 2019.

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2020 and December 31, 2019:

	Notional Amount
Derivative Instruments	At September 30, 2020	At December 31, 2019	Unit of Measurement
Hot roll coil swap contracts	28,502	47,155	Tons
Aluminum swap contracts	14,478	23,949	Tons
Nickel swap contracts	67	3,164	Tons
Iron ore swap contracts	—	420,000	Tons
Crude oil swap contracts	—	38,000	Barrels
Foreign currency exchange contracts	1.6 million	2.0 million	U.S. dollars
Interest rate swaps	160 million	310 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2020	2019	2020	2019
Metal commodity contracts	Cost of materials sold	$2.0	$(4.9)	$1.3	$(12.9)
Crude oil commodity contracts	Warehousing, delivery, selling, general, and administrative	—	—	—	0.7
Foreign exchange contracts	Other income and (expense), net	(0.1)	—	—	(0.1)
Total		$1.9	$(4.9)	$1.3	$(12.3)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2020	2019	2020	2019
		(In millions)
Interest rate swaps	Interest and other expense on debt	$(0.5)	$0.3	$(1.1)	$0.9

As of September 30, 2020, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.3 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2020:

	At September 30, 2020
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$1.5	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$0.8	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	4.6	—
Total derivatives	$—	$5.4	$—

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

The carrying and estimated fair values of our financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	At September 30, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$121.8	$121.8	$11.0	$11.0
Restricted cash	1.1	1.1	48.8	48.8
Receivables less provisions	396.5	396.5	425.1	425.1
Accounts payable	351.1	351.1	311.5	311.5
Long-term debt, including current portion	814.0	840.8	981.8	1,014.4

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

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for each quarterly period of the nine months ended September 30, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	0.4	213	(6.6)	381.8	116.0	(57.1)	(251.3)	(3.8)	6.0	185.4
Net income (loss)	—	—	—	—	—	(25.6)	—	—	—	0.1	(25.5)
Foreign currency translation	—	—	—	—	—	—	1.7	—	—	(0.1)	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	334	—	—	—	0.4	—	—	—	—	—	0.4
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	38,330	0.4	213	(6.6)	382.2	90.4	(55.4)	(249.3)	(3.8)	5.8	163.7
Net income (loss)	—	—	—	—	—	(39.9)	—	—	—	0.2	(39.7)
Foreign currency translation	—	—	—	—	—	—	1.2	—	—	—	1.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $2.0	—	—	—	—	—	—	—	5.8	—	—	5.8
Stock-based compensation expense	—	—	—	—	0.4	—	—	—	—	—	0.4
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.3	—	0.3
Balance at September 30, 2020	38,330	$0.4	213	$(6.6)	$382.6	$50.5	$(54.2)	$(243.5)	$(3.5)	$6.0	$131.7

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity (Deficit) accounts for each quarterly period of the nine months ended September 30, 2019:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2019	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	29.5	—	—	—	0.1	29.6
Foreign currency translation	—	—	—	—	—	—	2.9	—	—	0.1	3.0
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.9	—	—	0.9
Adoption of accounting principal ASC 842, net of tax of $1.1	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	10	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at March 31, 2019	37,666	0.4	213	(6.6)	381.8	46.7	(49.9)	(263.1)	0.6	2.9	112.8
Net income	—	—	—	—	—	16.4	—	—	—	0.1	16.5
Foreign currency translation	—	—	—	—	—	—	0.8	—	—	—	0.8
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation expense	330	—	—	—	0.8	—	—	—	—	—	0.8
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.3	—	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 30, 2019	37,996	0.4	213	(6.6)	379.7	63.1	(49.1)	(262.3)	—	5.9	131.1
Net income	—	—	—	—	—	10.1	—	—	—	0.1	10.2
Foreign currency translation	—	—	—	—	—	—	(1.3)	—	—	(0.1)	(1.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	—	—	0.8	—	—	—	—	—	0.8
Cash flow hedge - interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Balance at September 30, 2019	37,996	$0.4	213	$(6.6)	$380.5	$73.2	$(50.4)	$(261.5)	$(0.4)	$5.9	$141.1

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2020	$(48.6)	$(253.1)	$(0.3)
Other comprehensive income (loss) before reclassifications	(5.6)	(35.1)	(4.0)
Amounts reclassified from accumulated other comprehensive income into net income	—	44.7	0.8
Net current-period other comprehensive income (loss)	(5.6)	9.6	(3.2)
Balance at September 30, 2020	$(54.2)	$(243.5)	$(3.5)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2020:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Consolidated
Details about Accumulated Other	September 30, 2020		Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$7.5	Other income and (expense), net
Pension settlement	53.2	54.3	Other income and (expense), net
Prior service credits	(0.5)	(1.5)	Other income and (expense), net
Total before tax	55.2	60.3
Tax benefit	(14.3)	(15.6)
Net of tax	$40.9	$44.7
Cash flow hedge - interest rate swap
Realized swap interest	$0.5	$1.1	Interest and other expense on debt
Tax benefit	(0.1)	(0.3)
Net of tax	$0.4	$0.8

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2019:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Consolidated
Details about Accumulated Other	September 30, 2019		Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Foreign Currency Translation
Foreign currency translation gain	$—	$0.2	Other income and (expense), net
Tax provision	—	—
Net of tax	$—	$0.2
Cash flow hedge - interest rate swap
Realized swap interest	$(0.4)	$(1.0)	Interest and other expense on debt
Tax provision	0.2	0.3
Net of tax	$(0.2)	$(0.7)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$1.8	$5.4	Other income and (expense), net
Pension settlement	—	0.2	Other income and (expense), net
Prior service credits	(0.7)	(2.2)	Other income and (expense), net
Total before tax	1.1	3.4
Tax benefit	(0.3)	(0.9)
Net of tax	$0.8	$2.5

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2020	2019	2020	2019
Carbon Steel Flat	28%	26%	26%	25%
Carbon Steel Plate	8	11	9	11
Carbon Steel Long	13	15	15	16
Stainless Steel Flat	16	15	16	15
Stainless Steel Plate	4	4	5	4
Stainless Steel Long	5	4	5	4
Aluminum Flat	16	16	14	16
Aluminum Plate	3	2	3	2
Aluminum Long	5	5	5	5
Other	2	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	(In millions)
United States	737.9	$1,000.8	$2,337.7	$3,216.6
Foreign countries	93.6	103.6	275.9	323.5
Total	$831.5	$1,104.4	$2,613.6	$3,540.1

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2020	2019	2020	2019
Revenue on products with an alternative use	89%	88%	88%	88%
Revenue on products with no alternative use	11	12	12	12
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $398.4 million and $428.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2020	$13.5	$10.5
Contract liability satisfied during the period	—	(9.8)
Contract liability incurred during the period	—	8.3
Net change in contract assets and liabilities for products with no alternative use during the period	(1.4)	—
Changes to reserves	(0.5)	(2.1)
Ending Balance at September 30, 2020	$11.6	$6.9

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

The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. The Company’s credit loss reserve consists of two parts: a) a provision for estimated credit losses based on historical experience and b) a reserve for specific customer collection issues that the Company has identified. Estimation of credit losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We have reviewed recent events and circumstances due to the COVID-19 pandemic in relation to our provision for credit losses and have not made any material adjustments as of September 30, 2020.

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of September 30, 2020:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2020	$3.5
Current period provision	(0.3)
Write-offs charged against allowance	(1.4)
Recoveries against allowance	0.2
Effect of foreign exchange rates	(0.1)
Balance at September 30, 2020	$1.9

NOTE 14: INCOME TAXES

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $19.3 million compared to income tax expense of $6.3 million in the prior year. The $19.3 million tax benefit and the $6.3 million tax expense for the three months ended September 30, 2020, and 2019, respectively, primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $20.9 million compared to income tax expense of $24.8 million in the prior year. The $20.9 million tax benefit and the $24.8 million tax expense for the nine months ended September 30, 2020, and 2019, respectively, primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The higher effective tax rate in the first nine months of 2020 is primarily a result of the mix of pretax income or loss by jurisdiction during the period compared to projected pre-tax results for the full year in addition to discrete benefits recorded during the year.

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

On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The Company currently plans to defer the timing of estimated federal tax payments and payroll taxes as permitted by the CARES Act.  Additionally, the Company did take advantage of accelerated Alternative Minimum Tax refunds as provided for in the CARES Act and received a refund of $12 million in the third quarter of 2020.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $13.7 million at September 30, 2020 and December 31, 2019.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month and nine-month periods ended September 30, 2020, we have included a tax benefit of $2.0 million and $0.5 million, respectively, related to GILTI as part of our tax provision. For the three-month and nine-month periods ended September 30, 2019, we have included a $0.9 million tax benefit and a $1.9 million income tax expense, respectively, related to GILTI as part of our tax provision.

The Company accounts for uncertain income tax positions in accordance with ASC 740.  We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions. In the second quarter of 2020 we released $1.9 million of reserves bringing the unrecognized tax benefits balance from $4.4 million at December 31, 2019 to $2.5 million at September 30, 2020.  We do not believe future release amounts will be material.

NOTE 15: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 250,356 and 259,244 for the three and nine-month periods ended September 30, 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings (loss) per share	2020	2019	2020	2019
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(39.9)	$10.1	$(49.1)	$56.0
Denominator:
Weighted average shares outstanding	38,117,397	37,783,761	37,994,139	37,668,629
Dilutive effect of stock-based awards	—	182,090	—	240,814
Weighted average shares outstanding adjusted for dilutive securities	38,117,397	37,965,851	37,994,139	37,909,443

Earnings (loss) per share
Basic	$(1.05)	$0.27	$(1.29)	$1.49
Diluted	$(1.05)	$0.27	$(1.29)	$1.48

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry and Operating Trends

We are a metals service center with over 175 years of experience providing value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and more than 75% of the products we sell are processed to meet customer requirements. See Note 12: Revenue Recognition in Part I, Item I - Notes to the Condensed Consolidated Financial Statements.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and therefore difficult to predict. In the first nine months of 2020, Ryerson experienced both weaker pricing and demand compared to the nine-month period ended September 30, 2019, with shipments 17.6% lower and average selling prices 10.4% lower, affected by economic impacts of the novel coronavirus (“COVID-19”) in North America and China and end-market weakness in the U.S. prior to the start of the pandemic. Changes in average selling prices are primarily driven by commodity metals prices, which typically impact Ryerson’s selling prices over the subsequent three to six-month period.

Recently, indicators in the key steel industry end markets that reported weakness as demand conditions were impacted by temporary customer closures as a result of the COVID-19 pandemic have begun to improve and, in some cases, inflect.  This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in June, July, August, and September with readings above 50%, indicating general expansion in factory activity. This follows three months of PMI contraction in March, April, and May. However, while PMI reports an increase in month-over-month activity, U.S. Industrial Production, while improved from historically low levels, has reported an average year-over-year contraction of 7% for the past three months. This indicates that conditions have improved recently, but are still well below year-ago levels.

According to the Metal Service Center Institute, North American service center volumes declined by 13.5% in the first nine months of 2020 compared to the first nine months of 2019. On a North American basis, Ryerson experienced demand contraction more severe than the industry, with tons sold down by 19.0% over the same period. Demand softness was experienced across all of Ryerson’s end markets in the first nine months of 2020, most significantly in oil and gas, commercial ground transportation, and food processing and agricultural equipment sectors on a year-over-year basis. When customer demand falls, our operations typically generate countercyclical cash flow as our working capital needs decrease.

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

As a result of this transaction, the Company anticipates approximately $16 million of annual interest savings. Further, the Company secured favorable optional redemption terms, which provide opportunities for further reducing outstanding debt. Specifically, JT Ryerson may redeem the 2028 Notes at any time and from time to time prior to August 1, 2023 in an aggregate principal amount equal to up to 10.0% of the original aggregate principal amount of the 2028 Notes during each twelve month period commencing on July 22, 2020 at a redemption price of 103.0%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem the 2028 Notes at any time prior to August 1, 2022 in an aggregate principal amount equal to $100 million on a one-time basis from the net cash proceeds received from the sale of real property, at a redemption price of 104.0% plus accrued and unpaid interest, if any, to, but not including, the redemption date.

On September 30, 2020, JT Ryerson delivered to the holders of its 2028 Notes a notice of partial redemption of $50 million aggregate principal amount of the 2028 Notes on October 30, 2020 at a price of 103.0%, plus accrued and unpaid interest to, but not including, the redemption date. Ryerson expects to fund the transaction using cash on hand and expects to save approximately $4.3 million in annual interest expense. Upon completion of the partial redemption, $450 million aggregate principal amount of the notes will remain outstanding.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets. As of the date of this filing, COVID-19 continues to be a substantial risk factor for business operations and the Company continues to monitor and address these risks and uncertainties as conditions develop.

In response to the COVID-19 pandemic, Ryerson implemented several policies and procedures to protect the health and welfare of our employees first and foremost while operating as an essential business, and maintaining our liquidity.

At the beginning of the pandemic, we communicated and enforced social distancing practices by implementing work from home arrangements, alternating employee shifts, eliminating congregation, and suspending non-essential travel. We also mobilized a task force and engaged our communications team to establish open lines of communications for our employees to ensure that all members of the Ryerson team are informed and supported throughout the pandemic.

Even as the pandemic continues into the fourth quarter of 2020, we remain resilient and committed to protecting our workforce.  Led by our dedicated COVID-19 response team, we continue to follow CDC and other relevant local guidance in the U.S., as well as corresponding authorities in Canada, Mexico, and China, carefully monitoring COVID-19 data in the areas in which we operate, and continue to be both safe and nimble in executing our internal response. We realize that some of our locations are more likely to progress through our phased approach back to normal business activity more quickly than others, but we remain committed to operating our business under COVID-19 safety policies until we are certain that related risks have subsided. To support the sustainability of current circumstances, we are supporting our workforce beyond contraction prevention by reinforcing the importance of mental health and promoting the use of existing benefits such as prescription delivery and telemedicine. Further, we are encouraging our workforce to receive the flu vaccine, and in some locations providing the opportunity to receive the vaccine on-site.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government and state and local government officials to prevent disease spread, all of which are uncertain and cannot be predicted. Certain of our facilities have experienced temporary work disruptions as a result of COVID-19, but we have generally continued to operate during stay-at-home mandates due to Ryerson being deemed an essential business by state and local government authorities. While the majority of our customers that announced temporary closures have at this time resumed operations, our business and the business of our customers continues to be impacted by economic pressures and the ultimate impact of COVID-19 remains uncertain.

Furthermore, although Ryerson is always mindful of our liquidity position, in response to the COVID-19 pandemic, we  deployed a dedicated team to closely monitor all critical areas daily including cash positioning and credit line availability and projections, while being ever mindful of our covenant requirements and working capital needs. We continue to actively manage relationships with our customers and vendors to ensure that we balance our receivables and payables cycles. Examples of specific actions taken in response to COVID-19 include increased focus on working capital management with targeted inventory reductions, receivables risk assessment, limiting discretionary spending, temporarily furloughing employees or reducing work hours, reducing executive and salaried employee pay, delaying salary increases, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures, payroll tax and pension contribution deferrals, and accelerating Alternative Minimum Tax credit refunds as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”). The CARES Act, among other newly issued legislation, contains numerous other provisions which may benefit the Company. The Company intends to continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued and intends to take advantage of opportunities that support our balance sheet. With respect to liquidity, we took the actions listed above to bolster our financial condition and have contingency plans in place to reduce costs while supporting business operations. As of September 30, 2020, Ryerson had liquidity of $398 million, composed of $276 million of availability under the Ryerson Credit Facility and foreign debt facilities, and $122 million of cash and cash equivalents. As of September 30, 2020, we had excess borrowings of $101 million under the Ryerson Credit Facility to ensure access to cash during the COVID-19 pandemic.

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

In August 2020, President Trump re-imposed a tariff of 10% on some aluminum goods imported from Canada, after having lifted the tariffs in May 2019. However, on September 15, 2020, the administration determined that the imports of Canadian aluminum would normalize, and based on this assumption, the administration decided to remove the 10% tariffs. Additionally, the import quota set for Brazil was lowered in September 2020 for shipments of semi-finished steel for the remainder of 2020. According to the Steel Manufacturers Association, the remaining quota for Brazilian semi-finished steel products has been lowered to 60,000 metric tons, down from 350,000 metric tons.

Further, on October 9, 2020, the U.S. Department of Commerce issued affirmative preliminary antidumping duty determinations on common alloy aluminum sheet from 18 countries, including Bahrain, Brazil, Croatia, Egypt, Germany, Greece, India, Indonesia, Italy, Oman, Romania, Serbia, Slovenia, South Africa, South Korea, Spain, Taiwan, and Turkey. The alleged dumping margins range from single digits up through triple digits. The Department of Commerce will investigate whether or not common alloy aluminum sheet is being unfairly dumped or subsidized and whether or not the U.S. is being harmed by the imports of these countries. Preliminary determinations are to be made by the Department of Commerce on or before April 23, 2021.

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

Results of Operations — Comparison of Three and Nine Months Ended September 30, 2020 to Three and Nine Months Ended September 30, 2019

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$831.5	100.0%	$1,104.4	100.0%	$2,613.6	100.0%	$3,540.1	100.0%
Cost of materials sold	675.6	81.3	900.0	81.5	2,146.4	82.1	$2,892.6	81.7
Gross profit	155.9	18.7	204.4	18.5	467.2	17.9	647.5	18.3
Warehousing, delivery, selling, general, and administrative expenses	125.4	15.1	165.6	15.0	405.2	15.5	493.9	14.0
Gain on insurance settlement	—	—	(1.5)	(0.1)	—	—	(1.5)	—
Restructuring and other charges	0.2	—	0.3	—	2.2	0.1	1.7	—
Operating profit	30.3	3.6	40.0	3.6	59.8	2.3	153.4	4.3
Other (expenses) and income	(89.3)	(10.7)	(23.5)	(2.1)	(129.5)	(5.0)	(72.3)	(2.0)
Income (loss) before income taxes	(59.0)	(7.1)	16.5	1.5	(69.7)	(2.7)	81.1	2.3
Provision (benefit) for income taxes	(19.3)	(2.3)	6.3	0.6	(20.9)	(0.8)	24.8	0.7
Net income (loss)	(39.7)	(4.8)	10.2	0.9	(48.8)	(1.9)	56.3	1.6
Less: Net income attributable to noncontrolling interest	0.2	—	0.1	—	0.3	—	0.3	—
Net income (loss) attributable to Ryerson Holding Corporation	$(39.9)	(4.8)%	$10.1	0.9%	$(49.1)	(1.9)%	$56.0	1.6%
Basic earnings (loss) per share	$(1.05)		$0.27		$(1.29)		$1.49
Diluted earnings (loss) per share	$(1.05)		$0.27		$(1.29)		$1.48

Net sales

The following table shows our percentage of sales revenue by major product lines for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2020	2019	2020	2019
Carbon Steel Flat	28%	26%	26%	25%
Carbon Steel Plate	8	11	9	11
Carbon Steel Long	13	15	15	16
Stainless Steel Flat	16	15	16	15
Stainless Steel Plate	4	4	5	4
Stainless Steel Long	5	4	5	4
Aluminum Flat	16	16	14	16
Aluminum Plate	3	2	3	2
Aluminum Long	5	5	5	5
Other	2	2	2	2
Total	100%	100%	100%	100%

	September 30,		Dollar	Percentage
	2020	2019	change	change
	($ in millions)
Net sales (three-months ended)	$831.5	$1,104.4	$(272.9)	(24.7)%
Net sales (nine-months ended)	$2,613.6	$3,540.1	$(926.5)	(26.2)%

	September 30,		Tons	Percentage
	2020	2019	change	change
	(in thousands)
Tons sold (three-months ended)	489	598	(109)	(18.2)%
Tons sold (nine-months ended)	1,517	1,840	(323)	(17.6)%

	September 30,		Price	Percentage
	2020	2019	change	change
Average selling price per ton sold (three-months ended)	$1,700	$1,847	$(147)	(8.0)%
Average selling price per ton sold (nine-months ended)	$1,723	$1,924	$(201)	(10.4)%

Revenue for the three-month and nine-month periods ended September 30, 2020 decreased from the same periods a year ago reflecting the impact of the global outbreak of COVID-19 and a slowdown in the metals market that was a continuation from the decline in the industry in 2019. Compared to the year ago period, average selling price decreased for all of our product lines in the three-month and nine-month periods ended September 30, 2020 with the largest decreases in our carbon plate, aluminum plate, carbon flat, and aluminum flat products. Tons sold decreased in the three-month and nine-month periods ended September 30, 2020 for all of our product lines with the largest decreases in our carbon plate, carbon long, aluminum flat, and stainless plate product lines.

Cost of materials sold

	September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$675.6	81.3%	$900.0	81.5%	$(224.4)	(24.9)%
Cost of materials sold (nine-months ended)	$2,146.4	82.1%	$2,892.6	81.7%	$(746.2)	(25.8)%

	September 30,		Cost	Percentage
	2020	2019	change	change
Average cost of materials sold per ton sold (three-months ended)	$1,381	$1,505	$(124)	(8.2)%
Average cost of materials sold per ton sold (nine-months ended)	$1,415	$1,572	$(157)	(10.0)%

The decrease in cost of materials sold in the three-month and nine-month periods ended September 30, 2020 compared to the year ago period is primarily due to the decrease in tons sold and to a decrease in average cost of materials sold per ton. The average cost of materials sold decreased across almost all product lines with the average cost of materials sold for our carbon plate, carbon flat, carbon long, and aluminum plate product lines decreasing more than our other product lines during the three-month and nine-month periods ended September 30, 2020.  During the third quarter of 2020, LIFO income was $16.9 million compared to LIFO income of $29.6 million in the third quarter of 2019. During the first nine months of 2020, LIFO income was $23.0 million compared to LIFO income of $62.6 million in the first nine months of 2019.

Gross profit

	September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$155.9	18.7%	$204.4	18.5%	$(48.5)	(23.7)%
Gross profit (nine-months ended)	$467.2	17.9%	$647.5	18.3%	$(180.3)	(27.8)%

Gross profit decreased in the three-month and nine-month periods ended September 30, 2020 compared to the year ago periods due to the decrease in tons sold. While our revenue per ton decreased in the three and nine month periods ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, cost of materials sold per ton decreased at nearly the same pace resulting in  gross margins that were relatively unchanged.

Operating expenses

	September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three-months ended)	$125.4	15.1%	$165.6	15.0%	$(40.2)	(24.3)%
Warehousing, delivery, selling, general, and administrative expenses (nine-months ended)	$405.2	15.5%	$493.9	14.0%	$(88.7)	(18.0)%
Restructuring and other charges (three-months ended)	$0.2	—	$0.3	—	$(0.1)	(33.3)%
Restructuring and other charges (nine-months ended)	$2.2	0.1%	$1.7	—	$0.5	29.4%

Total operating expenses decreased in the three-month and nine-month periods ended September 30, 2020 compared to the year ago periods primarily due to lower salaries and wages due to workforce and compensation reductions ($15.7 million lower in the third quarter of 2020 and $31.1 million in the first nine months of 2020) in response to the outbreak of COVID-19. The lower headcount also reduced employee benefit expenses by $5.1 million in the third quarter of 2020 and $10.0 million in the first nine months of 2020. In addition, selling, general, and administrative expenses were $8.7 million lower in the third quarter of 2020 and $19.9 million lower in the first nine months of 2020 primarily due to lower use of outside technical services and reduced travel and entertainment expenses, delivery expenses were $5.1 million lower in the third quarter of 2020 and $12.0 million lower in the first nine months of 2020 due to lower shipments, operating supplies were $2.6 million lower in the third quarter of 2020 and $7.4 million lower in the first nine months of 2020, and depreciation expense was $2.1 million lower in the third quarter of 2020 and $3.9 million lower in the first nine months of 2020. Finally, incentive compensation was $4.3 million lower in the first nine months of 2020, although it increased $0.6 million in the third quarter of 2020 compared to the year-ago period. Partially offsetting the decreases was higher rent expense of $0.7 million in the third quarter of 2020 and $2.5 million in the first nine months of 2020 due to a sale-leaseback transaction on nine of our real estate properties that was executed in the fourth quarter of 2019.

Operating profit

	September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss) (three-months ended)	$30.3	3.6%	$40.0	3.6%	$(9.7)	(24.3)%
Operating profit (nine-months ended)	$59.8	2.3%	$153.4	4.3%	$(93.6)	(61.0)%

Our operating profit decreased in the three-month and nine-month periods ended September 30, 2020 compared to the three-month and nine-month periods ended September 30, 2019, primarily due to decreases in tons sold and average selling prices, slightly offset by lower operating expenses.

Other expenses

	September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(20.2)	(2.4)%	$(23.2)	(2.1)%	$3.0	(12.9)%
Interest and other expense on debt (nine-months ended)	$(61.2)	(2.4)%	$(71.0)	(2.0)%	$9.8	(13.8)%
Other income and (expense), net (three-months ended)	$(69.1)	(8.3)%	$(0.3)	—	$(68.8)	22933.3%
Other income and (expense), net (nine-months ended)	$(68.3)	(2.6)%	$(1.3)	—	$(67.0)	5153.8%

Interest and other expense on debt decreased in the three-month and nine-month periods ended September 30, 2020 compared to the year ago periods primarily due to the redemption of the $530.3 million outstanding balance of our 11.00% Senior Secured Notes due 2022 (the “2022 Notes”) which was preceded by the redemption of $57.6 million of the 2022 Notes during the first six months of 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of the 2028 Notes at 8.50%. In addition, interest and other expense on debt was lower in the three-month and nine-month periods ended September 30, 2020 due to a lower level of credit facility borrowings outstanding compared to the year ago period related to lower working capital requirements resulting from a slowing metals market, and lower interest rates on credit facility borrowings. Credit facility borrowings were at a lower level in the first nine months of 2020 compared to the first nine months of 2019 despite having borrowed between $80 million and $166 million of excess funds during the first nine months of 2020 to maintain access to cash during the COVID-19 pandemic. Interest expense in the first nine months of 2020 included a $0.4 million charge to writeoff unamortized bond issuance costs related to the $57.6 million of 2022 Notes repurchased during the first six months of 2020.

 The other income and (expense), net in the third quarter and first nine months of 2020 includes a $52.5 million pension settlement loss and $16.2 million loss on the repurchase and redemption of the 2022 Notes. See Pension Funding section below for further details on the transaction that resulted in the pension settlement loss. The other expense in the three-month and nine-month periods ended September 30, 2019 includes $0.4 million and $1.2 million of foreign currency losses, respectively.

Provision for income taxes. In the third quarter of 2020, the Company recorded an income tax benefit of $19.3 million compared to income tax expense of $6.3 million in the third quarter of 2019. In the first nine months of 2020, the Company recorded an income tax benefit of $20.9 million compared to income tax expense of $24.8 million in the first nine months of 2019. The income tax recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings (loss) per share. Basic loss per share was $1.05 in the third quarter of 2020 and $1.29 in the first nine months of 2020 compared to basic earnings per share of $0.27 in the third quarter of 2019 and $1.49 in the first nine months of 2019. Diluted loss per share was $1.05 in the third quarter of 2020 and $1.29 in the first nine months of 2020 compared to diluted earnings per share of $0.27 in the third quarter of 2019 and $1.48 in the first nine months of 2019. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Cash Flows

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility that matures on November 16, 2021. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $101 million as of September 30, 2020. Accordingly, we had cash and cash equivalents of $121.8 million at September 30, 2020, compared to $11.0 million at December 31, 2019. Despite the extra borrowing, our total debt outstanding at September 30, 2020 decreased to $814 million compared to $982 million of total debt outstanding at December 31, 2019 due to decreased working capital requirements. We had a debt-to-capitalization ratio of 86% and 85% at September 30, 2020 and at December 31, 2019, respectively. We had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, and availability under the Ryerson Credit Facility and foreign debt facilities) of $398 million at September 30, 2020 versus $439 million at December 31, 2019. Our net debt (defined as total debt less cash and cash equivalents, and restricted cash from sales of property, plant, and equipment) was $692 million and $923 million at

September 30, 2020 and December 31, 2019, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2020	December 31, 2019
	(In millions)

Cash and cash equivalents	$122	$11
Restricted cash from sales of property, plant, and equipment	—	48
Availability under Ryerson Credit Facility and foreign debt facilities	276	380
Total liquidity	$398	$439

Below is a reconciliation of total debt to net debt:

	September 30, 2020	December 31, 2019
	(In millions)

Total debt	$814	$982
Less: cash and cash equivalents	(122)	(11)
Less: restricted cash from sales of property, plant, and equipment	—	(48)
Net debt	$692	$923

Of the total cash and cash equivalents, as of September 30, 2020, $12.2 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net income (loss)	$(48.8)	$56.3
Depreciation and amortization	40.5	44.3
Deferred income taxes	(10.9)	41.4
Pension settlement charge	54.3	0.2
Change in operating assets and liabilities:
Receivables	28.4	12.4
Inventories	169.0	(5.1)
Accounts payable	55.8	(1.6)
Accrued liabilities	(8.5)	(3.8)
Deferred employee benefit costs	(8.7)	(23.9)
Other operating asset and liability balances	11.9	(4.0)
All other operating cash flows	13.7	14.3
Net cash provided by operating activities	296.7	130.5
Capital expenditures	(17.9)	(32.5)
Proceeds from sale of property, plant, and equipment	0.1	8.8
Proceeds from insurance settlement	—	1.8
Net cash used in investing activities	(17.8)	(21.9)
Long term debt issued	500.0	—
Repayment of debt	(602.8)	(12.3)
Net repayments of short-term borrowings	(73.5)	(107.4)
Bond issuance costs	(10.6)	—
Net increase (decrease) in book overdrafts	(16.2)	12.6
All other financing cash flows	(10.1)	(2.8)
Net cash used in financing activities	(213.2)	(109.9)
Effect of exchange rates on cash and cash equivalents	(2.6)	(0.1)
Net increase (decrease) in cash and cash equivalents	$63.1	$(1.4)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Inventory levels decreased significantly in the first nine months of 2020 as the Company brought inventory levels in line with the weak market conditions resulting from the COVID-19 outbreak in 2020. Accounts receivable also decreased in the first nine months of 2020 as a result of lower sales levels due to the weak market conditions in 2020. In comparison, inventory increased in the first nine months of 2019 to support higher sales levels in 2019 while accounts receivable decreased in the first nine months of 2019 as sales levels decreased during the third quarter of 2019 compared to the fourth quarter of 2018. The increase in accounts payable for the first nine months of 2020 is related to increased purchases and operating activities compared to the fourth quarter of the prior year and in comparison to a decrease in accounts payable in the first nine months of 2019 as purchases and operating activity decreased compared to the fourth quarter of 2018. In the first nine months of 2020, we recorded a non-cash pension settlement charge of $54.3 million compared to a charge of $0.2 million in the first nine months of 2019. The increase in the charge in 2020 resulted from the purchase of annuities by the Ryerson Pension Plan on behalf of a portion of plan participants which resulted in a settlement loss of $52.5 million in the third quarter of 2020.

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

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on its credit facility. While the Company anticipates its current cash balances, cash flows from operations, and available sources of liquidity will be sufficient to meet its cash requirements, approximately $101 million of excess funds were borrowed at September 30, 2020 to maintain access to cash during the COVID-19 pandemic. This borrowing was offset by credit facility repayments from the operating cash flow that was generated in the first nine months of 2020. In addition, during the first nine months of 2020 we redeemed and repurchased the outstanding principal amount of $587.9 million of our 2022 Notes compared to repurchases of $11.8 million in the first nine months of 2019. In the third quarter of 2020 we issued $500 million of our 2028 Notes to replace the 2022 Notes at a lower interest rate and debt level and paid $10.3 million of issuance fees on the transaction. Book overdrafts fluctuate based on the timing of payments.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $814.0 million at September 30, 2020 from $981.8 million at December 31, 2019, mainly due to the net cash provided by operating activities in the first nine months of 2020.

Total debt outstanding as of September 30, 2020 consisted of the following amounts: $310.0 million borrowings under the Ryerson Credit Facility, $500.0 million under the 2028 Notes, $7.4 million of foreign debt, and $8.2 million of other debt, less $11.6 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to the Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2019, pension liabilities exceeded plan assets by $140 million. Through the nine months ended September 30, 2020, we have made $7 million in pension contributions. The Company has elected to defer the remaining expected 2020 U.S. contributions of $12 million until January 1, 2021, as permitted under The CARES Act that was passed in March 2020. We anticipate that we will have zero minimum required pension contributions in 2020 under the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

Effective September 28, 2020, the Ryerson Pension Plan purchased annuities on behalf of a portion of plan participants which resulted in settlement accounting. The purchase price was $95.2 million and the settled benefit obligation, using the assumptions utilized in measuring the unsettled obligation, was $99.5 million. The pension plan was remeasured as of September 30, 2020. The remeasurement resulted in a settlement loss of $52.5 million which was recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of September 30, 2020. As a result of the remeasurement, the discount rate decreased from 3.15% to 2.59% and the expected long-term rate of return on pension assets decreased from 5.75% to 5.25%.

COVID-19 has negatively affected the financial markets and our returns on pension assets. Changes in returns on plan assets may affect our plan funding, cash flows, and financial condition. Differences between actual plan asset returns and the expected long-term rate of return on plan assets impact the measurement of the following year’s pension expense and pension funding requirements. However, we believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2021.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of September 30, 2020. We do not have any other material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table presents contractual obligations at September 30, 2020:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)

2028 Notes	500	—	—	—	500
Ryerson Credit Facility	310	—	310	—	—
Foreign Debt	7	7	—	—	—
Other Debt	8	2	3	3	—
Interest on 2028 Notes, Foreign Debt, Other Debt, and Ryerson Credit Facility (3)	342	50	86	85	121
Purchase Obligations (4)	7	7	—	—	—
Operating Leases (5)	134	25	39	29	41
Finance Lease Obligations (5)	26	11	11	4	—
Pension Withdrawal Liability	1	—	—	—	1
Total	$1,335	$102	$449	$121	$663

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.
(5)	Future lease payments are undiscounted.

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

Due to the COVID-19 pandemic and its effect on our business and the overall economy, we performed a quantitative impairment test of goodwill as of May 31, 2020. The entire balance of goodwill for the Company as of the date of our quantitative assessment and September 30, 2020 of $120.3 million, resides at the U.S. reporting unit. Based upon the quantitative assessment performed for the U.S. reporting unit, the fair value of the U.S. reporting unit exceeded its carrying value by 9% and as such it was determined that no impairment existed.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $840.8 million at September 30, 2020 and $1,014.4 million at December 31, 2019 as compared with the carrying value of $814.0 million and $981.8 million at September 30, 2020 and December 31, 2019, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of September 30, 2020, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. We account for these interest rate swaps as cash flow hedges of floating-rate borrowings with changes in fair value being recorded in accumulated other comprehensive income. The fair value of the interest rate swaps as of September 30, 2020 was a net liability of $4.6 million. After considering the effects of our interest rate swaps, 81% of our debt was at fixed interest rates as of September 30, 2020. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2020 by approximately $2.0 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.6 million outstanding at September 30, 2020 and value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2020, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2020 would increase or decrease the fair value of the foreign currency contracts by $0.1 million and $0.2 million, respectively.

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

As of September 30, 2020, we had 28,502 tons of hot roll coil swaps contracts with a net asset value of $0.4 million, 14,478 tons of aluminum swap contracts with a net asset value of $0.2 million, and 67 tons of nickel swap contracts with a net asset value of $0.1 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2020, the Company recognized a gain of $1.3 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2020 would increase or decrease the fair value of commodity derivative contracts by $4.2 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2020.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The non-guarantor subsidiaries represented, respectively, 10.6% and 50.6% of our net sales and EBITDA for the nine months ended September 30, 2020. In addition, these non-guarantor subsidiaries represented respectively, 11.3% and 7.3% of our assets and liabilities, as of September 30, 2020.

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

Date: October 28, 2020