Form 10-K
period 2020-12-31
Ryerson Holding Corp
filed 2021-02-24
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the New York Stock Exchange on such date was approximately $78,979,779. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 19, 2021 there were 38,117,397 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2020 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	the effects of the COVID-19 pandemic;
•	highly cyclical fluctuations resulting from, among others, seasonality, market uncertainty, and costs of goods sold;
•	remaining competitive and maintaining market share in the highly competitive and fragmented metals distribution industry;
•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation;
•	the management of inventory and other costs and expenses;
•	customer, supplier, and competitor consolidation, bankruptcy, or insolvency;
•	the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	the failure to effectively integrate newly acquired operations;
•	the regulatory and other operational risks associated with our operations located outside of the United States (or “U.S.”);
•	the ability of management to focus on North American and foreign operations;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, and the Hong Kong dollar;
•	the adequacy of our efforts to mitigate cyber security risks and threats;
•	reduced production schedules, layoffs or work stoppages by our own, our suppliers’, or customers’ personnel;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	prolonged disruption of our processing centers;
•	the ability to retain and attract management and key personnel;
•	our risk management strategies may result in losses;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	the risk of product liability claims;
•	changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;
•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the ability to comply with the terms of our asset-based credit facility and our indenture;
•	the ownership of a majority of our equity securities by a single investor group.

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

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 3,900 employees across 93 facilities in North America and four facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and more than 75% of the products we sell are processed to meet customer requirements.

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

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. On July 2, 2018, JT Ryerson acquired Central Steel and Wire Company (“CS&W”), a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. Since our acquisition of CS&W, we have focused on improving its operating performance through efficiencies by integrating the business into our operational model.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we believe we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 93 facilities.

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

Lean Operating Structure Providing Operating Leverage.

Ryerson has demonstrated the ability to effectively manage expenses through tactical productivity and spending improvements.  In a stronger metals service center environment characterized by increases in demand and/or pricing, we believe that most additional expenses to service higher revenue and margins would come from variable expenses while further leveraging economies of scale on our existing fixed expenses. In 2020, industry volumes were negatively impacted by substantial COVID-19 pandemic-induced demand shocks. In response, we acted swiftly and decisively to reduce our expenses and succeeded in decreasing warehousing, selling, general and administrative expenses by $82.5 million compared to 2019. Although the decrease in revenues ultimately outpaced the decrease in expenses, as a result of these efforts, the Company’s expenses as a percentage of sales increased by only 190 basis points year-over-year to 16.0%.

During the course of the COVID-19 pandemic, we continued to focus on and execute strong inventory management. While average inventory days excluding LIFO increased mid-year due to the recessed demand conditions, we responded quickly and effectively to reduce inventories in-line with the market environment. As a result, we ended the year with 74 days of inventory, down from 76 days at the end of 2019.

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other metals service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,300,000 orders per year. We provide supply chain solutions, including just-in-time delivery and value-added processing to many original equipment manufacturing customers.

For the year ended December 31, 2020, no single customer, including their subcontractors, accounted for more than 5% of our sales, and our top 10 customers, including their subcontractors accounted for less than 15% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy over the last five years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. Our CEO, Mr. Edward Lehner, who joined the Company in August 2012 as CFO and became CEO in June 2015, has nearly 30 years of experience, predominantly in the metals industry. On February 17, 2021, the Board of Directors of the Company appointed Mr. Mike Burbach as Chief Operating Officer of the Company, effective April 2, 2021. Mr. Burbach has over 37 years of experience with the Company and currently serves as the President, North-West Region of the Company. Mr. Jim Claussen, named Executive Vice President & CFO in January 2021, has 26 years of industry experience and Ms. Molly Kannan, Corporate Controller and CAO, has 12 years of industry experience.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported growth in the second half of 2020 with readings above 50%, indicating expansion in factory activity, after reporting severely weak demand in the months of April and May. This growth trend has continued from strong readings of 57.5 and 60.5 in November and December into 2021 with a reading of 58.7 for January. Overall, PMI has reported general economic expansion for the last three years as readings have exceeded 50% for 28 of the last 36 months. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Additionally, Federal Reserve reports that the midrange change in real GDP was -2.4% for 2020, but it is forecasting real GDP growth rates of 4.2%, 3.2%, and 2.4% for 2021, 2022, and 2023, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. One of our key end markets is the industrial equipment sector, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production contracted by 7.1% in 2020, affected by pandemic-induced demand shocks, but is expected to grow by 5.0% in 2021, and 3.4% in 2022.

China continues to be a key driver in the growth of global metals demand. According to the International Monetary Fund’s October 2020 report, China’s economic recovery is back to pre-pandemic levels has thus far been faster than expected. China’s GDP is expected to have grown by 2.3% in 2020 and is projected to grow 8.1% in 2021 and 5.5% in 2022.

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

We had capital expenditures of $158.3 million in the five-year period ended December 31, 2020. We are increasing our investments in processing equipment due to customers requesting higher levels of value-added processing.  We expect this to increase our profitability. We currently perform processing services on more than 75% of the materials sold by us.

The following pie charts show our percentage of sales by major product lines for 2020 and 2019:

We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification. See pie charts showing our sales by metal consuming industry within “Customers and Markets” discussion below.

Customers and Markets

Our customer base is diverse, numbering approximately 40,000 in a variety of industries, including metal fabrication and machine shops, industrial machinery and equipment, commercial ground transportation, consumer durable, food processing and agricultural equipment, construction equipment, and HVAC. Although we sell directly to many large original equipment manufacturers, the majority of our sales are to smaller customers, including small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently.

For the year ended December 31, 2020, no single customer, including their subcontractors, accounted for more than 5% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 13% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States.

The following pie charts show the Company’s percentage of sales by metal consuming industry for 2020 and 2019:

Our customers are primarily located throughout the United States, but we also have international customers. Most customers are located near one of our facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our in-house and dedicated truck fleet, which further supports the just-in-time delivery requirements of our customers, and via third-party trucking firms.

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

We also have international facilities located in Canada, Mexico, and China.  Net sales of our international locations (based on where the shipments originated) accounted for 10.9% of our consolidated 2020 net sales, or $376.9 million. See Note 13 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

For the year ended December 31, 2020, our top 25 suppliers, including their subcontractors, accounted for approximately 73% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions due to tariffs under Section 232 of the Trade Expansion Act, we believe both our size and our long-term relationships with our suppliers will continue to enable us to meet our material requirements.

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staff, which together consist of approximately 800 employees, include technical personnel. Additionally, we offer our customers the ability to purchase our products through our e-commerce website.

Because our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

Although our 2020 capital spending was reduced in accordance with our pandemic response plan, we continued to focus on organic growth in 2020 by expanding existing facilities and adding processing equipment. See the “COVID 19” discussion within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2020, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $65.2 million.

	Additions	Retirements or Sales	Net
	(In millions)
2020	$26.0	$0.2	25.8
2019	45.8	57.5	(11.7)
2018	38.4	5.5	32.9
2017	25.1	24.9	0.2
2016	23.0	5.0	18.0

The net reduction in 2019 is related to a sale lease-back transaction. See Part II, Item 8, Note 6: Leases for additional information. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $40 million for 2021, much of which is related to organic growth activities comprised of maintenance, or purchases of, equipment. We expect capital expenditures will be funded from cash generated by operations and available borrowings. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation.

Environmental, Health, and Safety Matters

Our facilities and operations are subject to many foreign, federal, state, and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure, and other matters. We believe that our operations are currently in substantial compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements, or to pay for any investigations, corrective action, or claims. However, claims, enforcement actions, or investigations regarding personal injury, property damage, or violation of environmental laws could result in substantial costs to us, divert our management’s attention, and result in significant liabilities, fines, or the suspension or interruption of our facilities.

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

The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  In late March 2020, the EPA issued a Unilateral Administrative Order for Remedial Design to Schnitzer Steel, ordering it to develop a remedial design plan for the river area which includes the area where our former facilities were. Schnitzer filed a petition for relief from the remedy required by the ROD as well as disclosures required by the EPA. Schnitzer’s 2020 disclosures made no mention of JT Ryerson and acknowledged that Schnitzer is the legal successor to the prior operator in the designated area.

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

As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

Corporate Responsibility

Ryerson is committed to operating with a high level of integrity. We are driven by our dedication to support our employees and the communities we serve, deliver products that meet our stringent quality and compliance standards, and maintain high environmental, health, and safety standards to protect our people and the places where we operate. We work to continually improve each of these areas to make Ryerson an even better company for tomorrow.

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

We are committed to mitigating the impact our operations and products have on the environment. As an operator of metals service centers, our day-to-day business consists of the sale, distribution, and processing of a broad variety of metal products sourced from numerous primary metal producers. Our operations, by their nature, do not emit significant amounts of carbon dioxide or other greenhouse gases. Further, according to the Steel Recycling Institute, we believe steel, one of our most significant products, is the most recycled material on the planet—more than plastic, paper, and glass combined each year—which provides a strong foundation for our sustainability efforts. The Steel Recycling Institute notes that two out of every three tons of new steel are produced from old steel. As part of our commitment to environmental sustainability, we:

•	purchase significant volumes of metal that have been produced using recycled materials or scrap melted in electric arc furnaces;
•	sell scrap material generated in our operations to recyclers; and
•	source most of our steel from North American metal producers, which have substantially lower greenhouse gas emissions than Chinese producers.

We also use propane fuel to operate forklifts, have installed energy efficient lighting in many of our operations, and utilize energy efficient diesel tractors that consume less fuel and reduce emissions for the majority of our trucking fleet to further mitigate our impact on the environment.

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

•

College Scholarship Program and Tuition Reimbursement — For decades, we have supported the continuing education of our employees’ families through a college scholarship program. In 2020, as part of this program, we awarded almost $75,000 in academic scholarships to students graduating from high school that are children or dependents of Ryerson employees. We also support the continuing education of our employees through tuition reimbursement programs.

Human Capital

In order to provide best in class customer experiences, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and wellness programs, and by programs that build connections between our employees and their communities.

Employees. As of December 31, 2020, we employed approximately 3,600 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,600 office employees and approximately 2,000 plant employees. Eighteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Nine renewal contracts and one initial contract covering approximately 196 employees were successfully negotiated in 2020.  Six contracts covering 96 employees are currently scheduled to expire in 2021.

Employee Development. Ryerson believes in promoting from within and provides the resources for long-term career development.  Our summer internship program and Ryerson Academy provide meaningful training to entry-level employees.  Ryerson Academy is a unique, 12-month immersive training program for entry-level inside sales associates. The program provides intensive training and experience in sales and customer service for approximately 20 new hires and entry-level employees each year. Ryerson Academy also teaches critical communication, negotiation, and presentation skills, and participants regularly interact with Ryerson’s senior leadership and subject matter experts.  We have a robust training platform, Ryerson EDvantage, available to all employees which offers Ryerson product training along with general skills courses that are customized for our employees’ development.  We focus on succession planning and ensure that proper cross-training and knowledge transfer is in place.  Our average employee tenure is 12 years, and our voluntary turnover rate in 2020 was less than 7 percent.

Diversity and Inclusion. Ryerson is dedicated to building a diverse workplace of associates from a variety of cultures, educational backgrounds, and life experiences. A well-rounded community of talent helps cultivate new ideas and perspectives that help the Company expand its thinking and refine its practices and processes to continue growing in a smart way. Ryerson is aggressively working to engage diverse and under-represented individuals through its recruiting efforts in diverse and underserved communities. We have a Diversity & Inclusion Council that works across the Company to increase the number of minorities and women in positions of increased responsibility and leadership, to identify opportunities for the organization to engage with its broader communities to promote equity, social justice, and inclusion, and to sponsor additional employee resource groups dedicated to driving diversity, equity and inclusion.  We promote the advancement of women in our organization through our Women’s Sponsorship Program which provides sponsorship of women in various levels and positions throughout the organization.  From a governance perspective, our Board of Directors and Compensation Committee provides oversight of our policies, programs, and initiatives focusing on workforce diversity and inclusion.

Employee Safety.  Upholding a safe workplace is one of our core values and a part of the company's culture. Our safety standards, which go beyond the minimum requirements required by applicable law, have helped protect the well-being of our people and prevent workplace injuries that can impact business productivity. We continuously work to maintain a safety performance rating that outperforms the industry average and have implemented an Environmental, Health, and Safety policy that reinforces the goal of a zero-injury workplace. Our low recordable injury rate compared to our peers in the metal services industry, based on U.S. Occupational Safety and Health Administration (“OSHA”) criteria, reflects our effectiveness in protecting our employees. Our 2020 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 1.85, which was almost two times better than the industry average as reported by the Bureau of Labor Statistics. Please refer to the section titled “COVID-19” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further information on the health and wellness actions taken in response to COVID-19.

Health and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status, and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interests of our employees and the communities in which we operate, and which comply with government regulations, such as having office employees work from home and implementing additional safety measures for employees continuing critical on-site work.

Compensation and Benefits. We provide robust compensation and benefits programs to help meet the financial needs of our employees. In addition to salaries, we provide annual and quarterly sales incentive plans, healthcare and insurance benefits, health savings and flexible spending accounts, retirement savings contribution matching, paid time off, family leave, employee assistance programs, and tuition assistance. Additionally, we have targeted equity-based grant programs with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (www.sec.gov) or through our Investor Relations website at http://ir.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Ryerson Holding Corporation, 227 W. Monroe St., 27th Floor, Chicago, Illinois 60606.

The Company also posts its Code of Ethics on its website. See Part III, Item 10 for more information regarding our Code of Ethics.

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

RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC

The effects of the COVID-19 pandemic have had, and are expected to continue to have, an adverse impact on our business, operating results, and financial condition.

The global outbreak of a novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruptions in the financial markets. We continue to monitor the impact of the COVID-19 pandemic across our business.  The global spread of COVID-19, and the various governmental, industry, and consumer actions related thereto, have had, and are expected to continue to have negative impacts on our business and operations, including softening demand for our products, disruptions in our supply chain and operations, and related restrictions on our employees, including quarantines, stay-at-home orders, and restrictions on travel.

In response to the COVID-19 pandemic, we have implemented several policies and procedures to protect the health and welfare of our employees first and foremost, while operating as an essential business, and maintaining our liquidity. We have communicated and enforced social distancing practices by alternating employee shifts, eliminating congregation, suspending non-essential travel, and by implementing work from home arrangements for those employees able to work remotely. COVID-19 has disrupted our internal operations, including by heightening the risk that our employees will suffer illness or otherwise not be permitted to work and exposing us to cybersecurity and other risks associated with a large number of our employees working remotely. In 2020, certain of our facilities have experienced temporary work disruptions as a result of COVID-19, and we cannot predict whether these will continue or if our facilities will experience more significant or frequent disruptions in the future. Furthermore, we have and may need to further reduce our workforce as a result of declines in our business caused by COVID-19, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.

On the whole, because manufacturing demand is tied closely to overall economic strength, economic uncertainty and/or increased unemployment that results from the COVID-19 pandemic or measures undertaken in response have led and could continue to lead to lower demand for our products. Although our end-markets are diverse, concerns regarding and measures implemented in response to the COVID-19 pandemic have and could further negatively influence overall demand, particularly for the consumer durable sector, resulting in cancellations or deferrals of orders and/or decreases in new deliveries.

COVID-19 has also led to disruption and volatility in the capital markets, which depending on future developments could adversely impact our capital resources and liquidity in the future.

We are also monitoring the impacts of the COVID-19 pandemic on the fair value of our assets. While we do not currently anticipate any material impairments of our assets as a result of COVID-19, future changes in expectations for sales, earnings, and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.

We are continuing to monitor the impact of the COVID-19 pandemic across our business and will take appropriate actions in an effort to mitigate adverse consequences. The full extent to which the COVID-19 pandemic and measures taken in response thereto  adversely impacts our business, financial condition, and results of operations will depend on numerous evolving factors and future developments, which are highly uncertain, rapidly changing, and cannot be predicted, including: the duration and scope of the outbreak; governmental, business, and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, vaccine rollouts, work-at-home and stay-at-home orders; the impact of the outbreak on the financial markets and economic activity generally; the effect of the outbreak on our customers, suppliers, and other business partners; our ability to access usual sources of liquidity on reasonable terms; and our ability to comply with the financial covenants in our $1 billion revolving credit facility (the “Ryerson Credit Facility”) if a material economic downturn results in increased indebtedness or substantially lower EBITDA.  All of the foregoing will likely impact our business, financial condition, results of operations, and forward-looking expectations.

The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Form 10-K and in other filings we make from time to time with the SEC.

RISKS RELATED TO OUR INDUSTRY

Weakness in the economy, market trends, and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

Economic and industry trends affect our business environments. We serve several metals-consuming industries in which the demand for our products and services is sensitive to the production activity, capital spending, and demand for products and services of our customers. Many of these customers operate in markets that are subject to highly cyclical fluctuations resulting from seasonality, market uncertainty, costs of goods sold, currency exchange rates, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

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

The metals services industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us.  Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our Ryerson Credit Facility, as well as result in us incurring inventory or goodwill impairment charges. Consequently, changing metals prices could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

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

Our customer base primarily includes manufacturing and industrial firms. Some of our customers operate in industries that are undergoing consolidation through acquisition and merger activity; some are considering or have considered relocating production operations overseas or outsourcing particular functions overseas; and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the United States and Canada. To the extent that our customers cease U.S. operations, relocate, or move operations overseas to regions in which we do not have a presence, we could lose their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could impact our customer base and market share.

Global metal overcapacity and imports of metal products into the United States have adversely affected, and may again adversely affect, United States metal prices, which could impact our sales and results of operations.

At times, global metal production capacity may exceed global consumption of metal products. Such excess capacity sometimes results in metal manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices and sometimes at or below their cost of production. Excessive imports of metal into the United States, such as in recent years, have exerted and may exert in the future, downward pressure on United States steel prices which may negatively affect our results of operations.

The U.S. government enacted several trade actions in 2018 and 2019 including tariffs on imported steel and aluminum products under Section 232 of the Trade Expansion Act. It is expected that these trade actions, while in effect, will limit metal imports from nonexempt countries. If these trade actions are relaxed, repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on sales prices and future results of operations. To the extent these tariffs and other trade actions result in a decrease in demand for steel and aluminum, or products manufactured therefrom and, produced in the United States, or otherwise negatively impact demand for our products, our business may be adversely impacted.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2020, our top 25 suppliers represented approximately 73% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

RISKS RELATED TO MARKET AND ECONOMIC VOLATILITY

Changes in inflation may adversely affect gross margins.

Inflation impacts the costs at which we can procure product and the ability to increase prices to customers over time. Prolonged periods of deflation could adversely affect the degree to which we are able to increase sales through price increases.

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by assessing various qualitative factors with respect to development in our business and the overall economy and calculating the fair value of a reporting unit using a combination of an income approach based on discounted future cash flows and a market approach at the date of valuation, as necessary. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Please refer to the Section titled “Critical Accounting Estimates - Goodwill,” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 1 — “Summary of Accounting and Financial Policies” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information.

Poor investment performance or other factors could require us to make significant unplanned contributions to our pension plan and future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

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

RISKS RELATED TO EXPANSION AND INTERNATIONAL OPERATIONS

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

We maintain foreign operations in Canada, China, and Mexico. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. In addition, we may be subject to business disruptions created by health crises and outbreaks of communicable diseases, including the outbreak of COVID-19. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

We may be adversely affected by currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, and the Hong Kong dollar.

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China. We may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar, the Chinese renminbi, or the Hong Kong dollar, which could have a material adverse effect on our results of operations. In addition, we are subject to translation risk when we consolidate our Canadian and Chinese subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar, Chinese renminbi, or the Hong Kong dollar could reduce the value of these assets as reported in our financial statements, which could, as a result, reduce our stockholders’ equity.

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

RISKS RELATED TO CYBERSECURITY

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

RISKS RELATED TO OPERATING OUR BUSINESS

Any significant work stoppages can harm our business.

As of December 31, 2020, we employed approximately 3,600 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,600 office employees and approximately 2,000 plant employees. Eighteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Nine renewal contracts and one initial contract covering approximately 196 employees were successfully negotiated in 2020.  Six contracts covering 96 employees are currently scheduled to expire in 2021.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2020, our pension plan had an unfunded liability of $154 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

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

RISKS RELATED TO REGULATORY AND LEGAL MATTERS

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

As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the Record of Decision will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. In the future we may be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2020, our total indebtedness was approximately $740.0 million and we had approximately $277 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2020, total credit availability was $277 million. See discussion regarding the Ryerson Credit Facility in Note 10: “Debt” of Part II, Item 8 “Financial Statements and the Supplemental Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The notes and related guarantees are structurally subordinated to all indebtedness of our subsidiaries that are non-guarantors of the 2028 Senior Secured Notes (the “2028 Notes”). While the indenture governing the 2028 Notes limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, including lenders under bank financing agreements, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to any guarantor, as direct or indirect shareholder. While the non-guarantor subsidiaries have agreed under the indenture not to pledge or encumber their assets (other than with respect to permitted liens) without equally and ratably securing the notes, they will not guarantee the 2028 Notes notwithstanding any such pledge or encumbrance in favor of the 2028 Notes.

The non-guarantor subsidiaries represented, respectively, 10.9% and 52.5% of our net sales and EBITDA for the fiscal year ended December 31, 2020. In addition, these non-guarantor subsidiaries represented respectively, 12.2% and 7.7% of our assets and liabilities, as of December 31, 2020.

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

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2020, we had $285.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $277 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2020, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $2.5 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

RISKS RELATED TO OUR STOCKHOLDER BASE

Platinum owns a significant percentage of our stock and has the right to nominate a majority of the members of the Corporation’s board and will be able to exert control over matters subject to stockholder approval.

Platinum owns approximately 21,037,500 shares of our common stock, which is approximately 55% of our issued and outstanding common stock. Therefore, Platinum may be able to determine all matters requiring stockholder approval. For example, Platinum may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

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

As of December 31, 2020, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 80 operational facilities, including 5 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 50% of these facilities are leased. The lease terms expire at various times through 2032. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Leased
Phoenix, AZ	Leased
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased/Vacated
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Lavonia, GA	Leased
Norcross, GA	Leased/Vacated
Norcross, GA**	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Owned
Chicago, IL	Leased/Vacated
Chicago, IL	Leased/Vacated
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Leased
Wichita, KS	Leased
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC**	Owned
Charlotte, NC	Leased
Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased

Hamilton, OH*	Leased
Hilliard, OH	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Owned/Vacated
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Owned
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX (2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

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

The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  In late March 2020, the EPA issued a Unilateral Administrative Order for Remedial Design to Schnitzer Steel, ordering it to develop a remedial design plan for the river area which includes the area where our former facilities were. Schnitzer filed a petition for relief from the remedy required by the ROD as well as disclosures required by the EPA. Schnitzer’s 2020 disclosures made no mention of JT Ryerson and acknowledged that Schnitzer is the legal successor to the prior operator in the designated area.

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

As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 24, 2021, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2015 to December 31, 2020. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co. and Olympic Steel Inc., each of which has securities listed for trading on the NASDAQ; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Ryerson Holding	$100.00	$285.87	$222.70	$135.76	$253.32	$292.08
S&P 500	$100.00	$111.77	$135.44	$129.91	$168.17	$196.73
Peer Group	$100.00	$154.43	$182.96	$157.51	$245.52	$257.10

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements of Ryerson Holding Corporation and Subsidiaries and the Notes thereto in Item 8. “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. See the section entitled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 55% of our issued and outstanding common stock.

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and more than 75% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2020, Ryerson experienced both weaker pricing and demand compared to 2019, with shipments 15.6% lower and average selling prices 8.7% lower, affected by the economic impacts of the novel coronavirus (“COVID-19”) in North America and China and end-market weakness in the U.S. prior to the start of the pandemic. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period. During the first quarter of 2021, mill lead times continue to extend. Although mill capacity utilization has increased to nearly Q1 2020 levels, many mills are recovering from unplanned outages in Q4 2020 and supply is likely to remain tight in the near future. In the meantime, Ryerson will continue to rely on the support of its long-term supply chain partners and leverage its North American interconnected network of services centers to react and respond to customer requirements.

In the second half of 2020, indicators in the key steel industry end markets that reported weakness as demand conditions were impacted by temporary customer closures as a result of the COVID-19 pandemic began to improve and, in some cases, inflect.  This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in the last seven months of the year with readings above 50%, indicating general expansion in factory activity. This strength has continued into 2021 with a January reading of 58.7. However, while PMI reports an increase in month-over-month activity, U.S. Industrial Production, while improved from historically low levels reported in April and May of 2020, reported contraction through the end of 2020. This indicates that conditions have improved recently, but are still well below year-ago levels.

According to the Metal Service Center Institute, North American service center volumes declined by 10.7% in 2020 compared to 2019. On a North American basis, we experienced demand contraction more severe than the industry, with tons sold down by 17.0% over the same period. Demand softness was experienced across all of Ryerson’s end-markets, but most significantly in oil and gas, commercial ground transportation, and food processing and agricultural equipment sectors on a year-over-year basis. When customer demand falls, our operations typically generate countercyclical cash flow as our working capital needs decrease.

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

In response to the COVID-19 pandemic, Ryerson implemented several policies and procedures to protect the health and welfare of our employees first and foremost, while operating as an essential business and maintaining our liquidity.

At the beginning of the pandemic, we communicated and enforced social distancing practices by alternating employee shifts, eliminating congregation, suspending non-essential travel, and implementing work from home arrangements for those that could work remotely. We also mobilized a task force and engaged our communications team to establish open lines of communications for our employees to ensure that all members of the Ryerson team are informed and supported throughout the pandemic.

Even as the pandemic continues into the beginning of 2021, we remain resilient and committed to protecting our workforce.  Led by our dedicated COVID-19 response team, we continue to follow CDC and other relevant governmental guidance appropriate for our business, carefully monitor COVID-19 data in the areas in which we operate, and strive to be safe and nimble in executing our internal response. While some of our locations are more likely to progress through our phased “back to normal business activity” approach more quickly than others, we remain committed to operating our business under COVID-19 safety policies until we are certain that related risks have subsided. To support the sustainability of current circumstances, we are supporting our workforce by reinforcing the importance of mental health and promoting the use of existing benefits such as prescription delivery and telemedicine. Further, we are encouraging our workforce to receive the flu vaccine and, in some locations, we are providing the opportunity to receive the flu vaccine on-site.  Additionally, we are encouraging our workforce to receive the COVID-19 vaccine when it is available.  Our workforce in our warehouse facilities is classified as group 1b, as described by the CDC, as essential workers, and in many jurisdictions are now eligible to take the vaccine when supply is available.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, vaccine rollouts, and related actions taken by government officials to prevent disease spread, all of which are uncertain and cannot be predicted. Certain of our facilities have experienced temporary work disruptions as a result of COVID-19, but we have generally continued to operate during stay-at-home mandates due to our business being deemed essential by state and local government authorities. While the majority of our customers that announced temporary closures have at this time resumed operations, our business and the business of our customers continues to be impacted by economic pressures and the ultimate impact of COVID-19 remains uncertain.

Furthermore, we deployed a dedicated COVID-19 team to closely monitor all critical areas daily including cash positioning and credit line availability and projections as well as our debt covenant requirements and working capital needs. We continue to actively manage relationships with our customers and vendors to ensure that we balance our receivables and payables cycles. Examples of specific actions taken in response to COVID-19 include increased focus on working capital management with targeted inventory reductions, receivables risk assessment, limiting discretionary spending, temporarily furloughing employees or reducing work hours, reducing executive and salaried employee pay, delaying salary increases, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures, payroll tax and pension contribution deferrals, and accelerating Alternative Minimum Tax credit refunds as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”). We intend to continue to assess the effect of ongoing government guidance related to COVID-19 that may be issued and intend to take advantage of opportunities that support our balance sheet. With respect to liquidity, we took the actions listed above to bolster our financial condition and have contingency plans in place to reduce costs while supporting business operations. During the fourth quarter, Ryerson restored employee salaries to their previous levels, brought back furloughed employees, and increased work hours to service strengthening business. The Company will also resume limited hiring activities.  Ryerson continues to closely monitor its liquidity position as the economy begins to improve.

2020 Performance Highlights

These key metrics illustrate Ryerson’s financial performance for the full year 2020 compared to 2019:

$3.5B	17.9%		($66M)
Total Revenues	Gross Margin		Net Loss Attributable to Ryerson
23% decrease		50bps decrease	$148M decrease

($1.73)	($0.08)		$278M
Diluted EPS	Diluted Adj. EPS		Cash from Operating Activities
$3.90 decrease		$1.87 decrease	$85M increase

Compared to 2019, Ryerson’s revenues decreased by 23% as tons shipped decreased by 15.6% and average selling prices decreased by 8.7%, affected by pandemic induced demand shocks and commodity price deflation. However, both pricing and demand environments improved as the year progressed, leading to fourth quarter 2020 volume and pricing growth of 0.6% and 2.0%, respectively, compared to the third quarter of 2020. Gross margin decreased 50 bps from 2019 due to a $57 million reduction in LIFO income during the year caused by falling costs in inventory, offset by impacts of significantly reduced inventory levels and selling from higher costed LIFO layers as the Company lowered inventory levels in line with demand. Warehousing, delivery, selling, general, and administrative expenses for 2020 decreased by $82.5 million, or 13.0%, compared to 2019 primarily due to lower salaries and wages due to workforce and compensation reductions of $36.4 million in response to the outbreak of COVID-19. Net loss attributable to Ryerson Holding Corporation was $65.8 million, or a loss of $1.73 per diluted share, in 2020 compared to $82.4 million of net income attributable to Ryerson Holding Corporation, or $2.17 per diluted share, for 2019.

To provide greater insight into the Company’s 2020 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income (loss) and diluted adjusted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year over year performance excluding non-recurring transactions.  Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income or earnings per share determined in accordance with GAAP.  Illustrated in the below table, the 2020 net loss attributable to Ryerson of $65.8 million includes $17.7 million of expenses largely related to the redemption price paid to creditors as well as unamortized debt issuance costs written off related to the refinance of the 11.0% senior secured notes due 2022 (“2022 Notes”) as well as the redemption of $50.0 million of the 8.50% senior secured notes due 2028 (the “2028 Notes”) completed in the fourth quarter. It also includes $64.6 million of nonrecurring pension settlement expenses driven by the third quarter partial annuitization of our pension liabilities and a lump sum settlement offering in the fourth quarter. See “Pension Funding” discussion below for further details on these transactions. After adjusting for these non-core business transactions, the related benefit for income taxes, and $2.2 million of restructuring expenses, the adjusted net loss attributable to Ryerson for 2020 is $3.1 million, a decrease of $71.0 million compared to the prior year’s adjusted net income attributable to Ryerson of $67.9 million which included adjustments for a gain on sale of assets related to the fourth quarter 2019 sale and leaseback transaction, an insurance settlement gain, restructuring, loss on retirement of debt, and related income taxes.

(Dollars and shares in millions, except per share data)	2020	2019
Net income (loss) attributable to Ryerson Holding Corporation	$(65.8)	$82.4
Gain on sale of assets	—	(20.6)
Gain on insurance settlement	—	(1.5)
Restructuring and other charges	2.2	2.4
Loss on retirement of debt	17.7	0.2
Nonrecurring pension settlement charge	64.6	—
Provision (benefit) for income taxes	(21.8)	5.0
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$(3.1)	$67.9
Diluted earnings (loss) per share	$(1.73)	$2.17
Diluted adjusted earnings (loss) per share	(0.08)	1.79
Shares outstanding - diluted	38.0	38.0

Driven by successful working capital management throughout the year, Ryerson generated strong cash from operating activities in 2020 of $278 million, an increase of $85 million over the previous year.

As previously discussed, throughout 2020 in response to the COVID-19 market environment, Ryerson took early and decisive actions to protect the liquidity and recovery capacity of the organization. As a result of these actions, Ryerson ended 2020 with a strong global liquidity of $373 million, composed of $312 million of availability under the Ryerson Credit Facility and foreign debt facilities, and $61 million of cash and cash equivalents. The below bar chart illustrates Ryerson’s liquidity position compared to previous years. Total liquidity is not a GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Ryerson Global Liquidity
$328
71
12
245
$273
65
23
185
$301
50
26
225
$338
49
25
264
$441
23
26
392
$439
48
11
32
348
$373
61
35
277
2014
2015
2016
2017
2018
2019
2020
Restricted Cash from Sale of Property, Plant, and Equipment
Cash, Cash Equivalents, and Marketable Securities, Net of Qualified Cash Pledged as Collateral
Foreign Availability
Availability under the Ryerson Credit Facility

Ryerson’s 2020 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra as we strive to grow volume and sustainably expand margins by increasing our fabrication business and improving our speed through our use of both tools and analytics.

Ryerson’s financial strategy includes a focus on generating strong cash from operating activities, enabled by industry-leading working capital management and a stronger through the cycle operating model to effectively decrease both net debt and fixed cash commitments. Throughout 2020, the Company made substantial progress on this strategy. In July, Ryerson successfully refinanced its

2022 Notes and issued $500 million in 8.50% 2028 Notes. The reduced interest rate and principal amount is expected to save approximately $16 million in annual interest expenses. In the refinance, Ryerson also secured favorable redemption terms, which will allow the Company to reduce the outstanding principal amount by up to $100 million at 104% plus accrued and unpaid interest, if any, to, but not including the redemption date, with proceeds from a property sale and up to 10% of the original principal amount during each twelve-month period commencing on July 22, 2020 through August 1, 2023 at 103% plus accrued and unpaid interest, if any, to, but not including the redemption date. In October, Ryerson exercised the first of these options to redeem $50 million in outstanding Notes at a price of 103%, plus accrued and unpaid interest through, but not including the redemption date. This redemption is expected to provide Ryerson $4.3 million in additional annual interest rate savings. In November 2020, Ryerson completed an amendment and extension of its $1.0 billion revolving credit facility (as amended, the “Ryerson Credit Facility”). The amendment and five-year extension of the credit facility marked another important advancement in improving Ryerson’s balance sheet and cost of debt capital following the bond refinance. See Part II, Item 8 “Financial Statements and Supplementary Data”, Note 10: Debt for a full description of the 2028 Notes and redemption options, and the Ryerson Credit Facility.

Total debt was $740 million and $982 million as of December 31, 2020 and 2019, respectively.  Throughout the year, Ryerson reduced the outstanding balance on the Ryerson Credit Facility utilizing the cash flows generated by operating activities. Coupled with the reduction in outstanding notes principal achieved through open market repurchases, the July refinance, and October redemption, total debt decreased by $242 million in 2020 and net debt decreased in 2020 by $244 million compared to December 31, 2019. Net debt is not a GAAP financial measure. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP. A reconciliation of debt to net debt is provided with the “Liquidity and Capital Resources” discussion below.

As a result of the 2020 net debt reduction, cash interest payments in 2020 totaled $62 million, compared to $88 million in 2019. Pension and retiree medical contributions also decreased compared to the prior year as Ryerson has deferred $12 million of pension contributions to early 2021 as allowed under the CARES Act. Additionally, as part of Ryerson’s “dual mandated” response to COVID-19, the Company decreased its capital expenditure budget in 2020 from approximately $45 million to approximately $25 million, driving cash contributions to maintenance capital expenditures down to $15 million for the year. In all, fixed cash commitments totaled $88 million in 2020, significantly down from $142 million in the previous year and showing even more substantial improvement compared to 2014, the Company’s first year on the public market. Ryerson’s annual fixed cash commitments are illustrated in the below bar chart.

Annual Fixed Cash Commitments
$181
$15
$66
$100
$153
$15
$51
$87
$134
$15
$30
$89
$132
$17
$30
$85
$148
$21
$34
$93
$142
$22
$32
$88
$88
$15
$11
$62
2014
2015
2016
2017
2018
2019
2020
Cash Interest
Pension & Retiree Medical
Maintenance Capex

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

Further trade actions announced by the U.S. under Section 301 of the Trade Act of 1974 imposed various levels of tariffs and duties on imported Chinese goods with China reciprocating in kind on American goods. Currently, effective as of February 14, 2020, the Phase one trade deal reduced U.S. duties from 15% to 7.5% on $120 billion worth of Chinese products while still leaving other tariffs on $250 billion in Chinese products in place. Since the agreement, China has unveiled new tariff exemptions and the countries reaffirmed their phase one trade deal in early May 2020. However, negotiations with China are ongoing and subject to change based on the policies of the Biden administration. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on our potential earnings and future results of operations.

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

On July 2, 2018, JT Ryerson acquired Central Steel and Wire Company (“CS&W”). CS&W is a leading metal service center with locations across the Central and Eastern United States offering a wide selection of products and capabilities, with a commercial portfolio centered on bar, tube, plate, and steel products. Our combined commercial, operational, and processing strengths provide a broader and deeper array of products to our customers in the Midwest and Northeast United States. The fair value of the consideration totaled $163.5 million. Please refer to Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 acquisition of CS&W.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data:

	Year Ended December 31, 2020	% of Net Sales	Year Ended December 31, 2019	% of Net Sales
Net sales	$3,466.6	100.0%	$4,501.6	100.0%
Cost of materials sold	2,845.5	82.1	3,673.7	81.6
Gross profit	621.1	17.9	827.9	18.4
Warehousing, delivery, selling, general, and administrative expenses	554.3	16.0	636.8	14.1
Gain on sale of assets	—	—	(20.6)	(0.5)
Gain on insurance settlement	—	—	(1.5)	—
Restructuring and other charges	2.2	—	2.4	0.1
Operating profit	64.6	1.9	210.8	4.7
Other expenses	(154.7)	(4.5)	(95.6)	(2.1)
Income (loss) before income taxes	(90.1)	(2.6)	115.2	2.6
Provision (benefit) for income taxes	(24.8)	(0.7)	32.5	0.8
Net income (loss)	(65.3)	(1.9)	82.7	1.8
Less: Net income attributable to noncontrolling interest	0.5	—	0.3	—
Net income (loss) attributable to Ryerson Holding Corporation	$(65.8)	(1.9)%	$82.4	1.8%
Basic earnings (loss) per share	$(1.73)		$2.19
Diluted earnings (loss) per share	$(1.73)		$2.17

The following charts show the Company’s percentage of sales by major product lines for 2020 and 2019:

Comparison of the year ended December 31, 2020 with the year ended December 31, 2019

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2020	2019	change	change
	($ in millions)
Net sales	$3,466.6	$4,501.6	$(1,035.0)	(23.0)%

	Year Ended December 31,		Tons	Percentage
	2020	2019	change	change
	(in thousands)
Tons sold	2,009	2,381	(372)	(15.6)%

	Year Ended December 31,		Price	Percentage
	2020	2019	change	change
Average selling price per ton sold	$1,726	$1,891	$(165)	(8.7)%

Revenue for the year ended December 31, 2020 decreased from the same period a year ago reflecting the impact of the global outbreak of COVID-19 and a slowdown in the metals market that was a continuation from the decline in the industry in 2019. Tons sold decreased in 2020 for all of our product lines with the largest decreases in our carbon long, carbon plate, aluminum flat, and stainless flat product lines. Tons sold per ship day were 7,941 in 2020 as compared to 9,448 in 2019. Prices decreased for all of our product lines in 2020 compared to 2019 as demand and commodity prices were negatively impacted by the pandemic. Average selling price per ton decreased for all of our product lines in 2020 with the largest decreases in our carbon plate, aluminum plate, carbon flat, and aluminum flat products. Both pricing and demand environments improved in the later part of 2020, leading to fourth quarter 2020 volume and pricing growth of 0.6% and 2.0%, respectively, compared to the third quarter of 2020.

Cost of Materials Sold

	Year Ended December 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$2,845.5	82.1%	$3,673.7	81.6%	$(828.2)	(22.5)%

			Year Ended December 31,		Dollar	Percentage
			2020	2019	change	change
Average cost of materials per ton sold			$1,417	$1,543	$(126)	(8.2)%

The decrease in cost of materials sold in 2020 compared to the year ago period is primarily due to the decrease in tons sold and to a decrease in average cost of materials sold per ton. The average cost of materials sold decreased across almost all product lines with the average cost of materials sold for our carbon plate, carbon flat, carbon long, and aluminum flat product lines decreasing more than our other product lines during 2020.

During 2020, LIFO income was $12 million related to decreases in pricing for all product lines. In addition, there was a significant reduction in tons in inventory to manage working capital throughout the pandemic, which led to the liquidation of older LIFO layers that were at a higher cost. During 2019, LIFO income was $69 million related to decreases in pricing for all product lines.

Gross Profit

	Year Ended December 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$621.1	17.9%	$827.9	18.4%	$(206.8)	(25.0)%

Gross profit dollars decreased in 2020 compared to 2019 reflecting the impact of the global outbreak of COVID-19, which led to a decrease in tons sold and average selling prices. While our revenue per ton decreased during 2020, our cost of materials sold decreased at a slower pace resulting in lower gross margins compared to the prior year.

Operating Expenses

	Year Ended December 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$554.3	16.0%	$636.8	14.1%	$(82.5)	(13.0)%
Gain on sale of assets	$—	—	$(20.6)	(0.5)%	$20.6	(100.0)%
Gain on insurance settlement	$—	—	$(1.5)	—	$1.5	(100.0)%
Restructuring and other charges	$2.2	—	$2.4	0.1%	$(0.2)	(8.3)%

Total operating expenses in 2020 were $60.6 million lower than in 2019. The decrease in operating expenses in 2020 was primarily due to lower salaries and wages due to workforce and compensation reductions of $36.4 million in response to the outbreak of COVID-19. The lower headcount also reduced employee benefit expenses by $12.3 million in 2020. In addition, expenses were impacted by changes in the following categories:

•	lower selling, general, and administrative expenses of $24.3 million primarily due to lower use of outside technical services and reduced travel and entertainment expenses;
•	lower delivery expenses of $10.8 million due to lower shipments;
•	lower operating supplies of $7.7 million;

•	lower depreciation of $4.2 million; and
•	a restructuring charge of $2.2 million in 2020 compared to a charge of $2.4 million in 2019. Charges in both periods included severance costs for staff reductions.

The year 2019 included a gain on the sale of assets of $20.6 million related to a sale and leaseback transaction for nine of our service center real estate assets. In addition, the lower operating expenses in 2020 were partially offset by an increase in rent expense of $3.3 million in 2020 primarily due to the leaseback of the properties sold in the fourth quarter of 2019. The year 2019 also included a reduction of $11.0 million in accrued vacation expense after changes to our vacation policy were adopted in 2019 such that vacation is accrued as it is earned instead of in advance of work performed as under the prior policy and a gain on an insurance settlement of $1.5 million.

On a per ton basis, operating expenses increased to $277 per ton in 2020 from $259 per ton in 2019.

Operating Profit

	Year Ended December 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$64.6	1.9%	$210.8	4.7%	$(146.2)	(69.4)%

Our operating profit decreased in 2020 compared to 2019 primarily due to the decrease in tons sold and gross margin discussed above.

Other Expenses

	Year Ended December 31,
	2020		2019
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(76.4)	(2.2)%	$(93.2)	(2.1)%	$16.8	(18.0)%
Other income and (expense), net	$5.3	0.1%	$(0.6)	—	$5.9	(983.3)%
Pension settlement charges	$(65.9)	(1.9)%	$(1.6)	—	$(64.3)	4018.8%
Loss on retirement of debt	$(17.7)	(0.5)%	$(0.2)	—	$(17.5)	8750.0%

Interest and other expense on debt decreased in 2020 compared to 2019 primarily due to the redemption of the $530.3 million outstanding balance of our 11.00% Senior Secured Notes due 2022 (the “2022 Notes”) in August 2020, which was preceded by the redemption of $57.6 million of the 2022 Notes during the first six months of 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of the 2028 Notes at 8.50% (the “2028 Notes”). In October 2020, $50.0 million of the 2028 Notes were redeemed. In addition, interest and other expense on debt was lower in 2020 due to a lower level of credit facility borrowings outstanding compared to 2019 related to lower working capital requirements resulting from a slowing metals market, and lower interest rates on credit facility borrowings. Credit facility borrowings were at a lower level in 2020 compared to 2019 despite having borrowed between $40 million and $166 million of excess funds during 2020 to maintain access to cash during the COVID-19 pandemic. Interest expense in 2020 included a $1.0 million charge to writeoff unamortized bond issuance costs related to the $50.0 million of 2028 Notes repurchased in October 2020 and a $0.4 million charge to writeoff unamortized bond issuance costs related to the $57.6 million of 2022 Notes repurchased during the first six months of 2020.

The other income and (expense), net in 2020 includes a $65.9 million pension settlement loss, a $16.2 million loss on the repurchase and redemption of the 2022 Notes, and a $1.5 million loss on the repurchase of $50.0 million of the 2028 Notes. In addition, other income and (expense), net included a $2.3 million gain on the recognition of the fair value of an embedded derivative in the 2028 Notes indenture and $2.1 million credit from net periodic benefit cost other than service cost. See Pension Funding section below for further details on the transactions that resulted in the pension settlement loss. The other expense in 2019 included $1.1 million of foreign currency losses, $1.0 million of expense from net periodic benefit cost other than service cost, and a $0.2 million loss on the redemption of debt.

Provision for Income Taxes

The $24.8 million income tax benefit in 2020 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2020, the Company recorded a benefit of $1.8 million related to the statute of limitations expiring on an uncertain tax position.

The $32.5 million income tax provision in 2019 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2019, the Company recorded a benefit of $0.4 million to reduce valuation allowances previously recorded against certain foreign deferred tax assets.

Noncontrolling Interest

In both 2020 and 2019, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $0.5 million and $0.3 million, respectively.

Earnings Per Share

Basic loss per share was $1.73 in 2020 and basic earnings per share was $2.19 in 2019. Diluted loss per share was $1.73 in 2020 and diluted earnings per share was $2.17 in 2019. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility that matures on November 5, 2025. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $40 million as of December 31, 2020. Accordingly, we had cash and cash equivalents of $61.4 million at December 31, 2020, compared to $11.0 million at December 31, 2019. Despite the extra borrowing, our total debt outstanding at December 31, 2020 decreased to $740 million compared to $982 million of total debt outstanding at December 31, 2019 due to decreased working capital requirements. We had a debt-to-capitalization ratio of 84% and 85% at December 31, 2020 and at December 31, 2019, respectively. We had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, and availability under the Ryerson Credit Facility and foreign debt facilities) of $373 million at December 31, 2020 versus $439 million at December 31, 2019. Our net debt (defined as total debt less cash and cash equivalents, and restricted cash from sales of property, plant, and equipment) was $679 million and $923 million at December 31, 2020 and December 31, 2019, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	61	$11	$23
Restricted cash from sales of property, plant, and equipment	—	48	—
Availability under Ryerson Credit Facility and foreign debt facilities	312	380	418
Total liquidity	$373	$439	$441

Below is a reconciliation of total debt to net debt:

	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Total debt	740	$982	$1,153
Less: cash and cash equivalents	(61)	(11)	(23)
Less: restricted cash from sales of property, plant, and equipment	—	(48)	—
Net debt	$679	$923	$1,130

Of the total cash and cash equivalents, as of December 31, 2020, $15.2 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2020	2019
	(In millions)
Net income (loss)	$(65.3)	$82.7
Depreciation and amortization	53.9	58.4
Deferred income taxes	(16.6)	48.0
Pension settlement charge	65.9	1.6
Change in operating assets and liabilities:
Receivables	46.7	92.5
Inventories	138.9	65.9
Accounts payable	25.8	(78.2)
Accrued liabilities	16.7	(34.6)
Deferred employee benefit costs	(10.6)	(29.4)
Other operating asset and liability balances	11.8	(2.7)
All other operating cash flows	10.7	(11.1)
Net cash provided by operating activities	277.9	193.1
Capital expenditures	(26.0)	(45.8)
Proceeds from sale of property, plant, and equipment	0.1	70.4
Proceeds from insurance settlement	—	1.8
Net cash provided by (used in) investing activities	(25.9)	26.4
Long term debt issued	500.0	—
Repayment of debt	(654.7)	(12.7)
Net repayments of short-term borrowings	(93.8)	(164.6)
Bond issuance costs	(10.9)	—
Net increase (decrease) in book overdrafts	27.4	0.1
All other financing cash flows	(18.2)	(6.6)
Net cash used in financing activities	(250.2)	(183.8)
Effect of exchange rates on cash and cash equivalents	0.9	(0.2)
Net increase (decrease) in cash and cash equivalents	$2.7	$35.5

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Inventory levels decreased significantly in 2020 as the Company brought inventory levels in line with the weak market conditions resulting from the COVID-19 pandemic in 2020. Accounts receivable also decreased in 2020 as a result of lower sales levels due to the weak market conditions in 2020. In comparison, inventory also decreased in 2019 as prices weakened during 2019 while accounts receivable decreased in 2019 as sales levels decreased during the fourth quarter of 2019 compared to the fourth quarter of 2018. The increase in accounts payable for 2020 is related to increased purchases and operating activities compared to the fourth quarter of the prior year and compared to a decrease in accounts payable in 2019 as purchases and operating activity decreased compared to the fourth quarter of 2018. In 2020, we recorded a non-cash pension settlement charge of $65.9 million compared to a charge of $1.6 million in 2019. The increase in the charge in 2020 resulted primarily from the purchase of annuities by the Ryerson Pension Plan on behalf of a portion of plan participants which resulted in a settlement loss of $52.5 million in the third quarter of 2020 and to a settlement loss of $10.5 million resulting from the offer of a lump sum window to terminated vested participants in the fourth quarter of 2020. The Company made contributions of $7.1 million in 2020 to the Company’s pension plans compared to contributions of $25.7 million in 2019. The Company elected in 2020 to defer $12 million of U.S. contributions due in 2020 to 2021, as permitted under the CARES Act that was passed in March 2020.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have decreased year-over-year as the Company reduced the annual capital expenditures budget due to the COVID-19 pandemic. In December 2019, we sold and leased back a group of properties for net proceeds of approximately $61.5 million.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on its credit facility. While the Company anticipates its current cash balances, cash flows from operations, and available sources of liquidity will be sufficient to meet its cash requirements, approximately $40 million of excess funds were borrowed at December 31, 2020 to maintain access to cash during the COVID-19 pandemic. This borrowing was offset by credit facility repayments from the operating cash flow that was generated in 2020.  In addition, during 2020 we redeemed and repurchased the outstanding principal amount of $587.9 million of our 2022 Notes compared to repurchases of $12.7 million in 2019. In the third quarter of 2020, we issued $500 million of our 2028 Notes to replace the 2022 Notes at a lower interest rate and debt level and paid $10.9 million of issuance fees on the transaction. In the fourth quarter of 2020, we redeemed $50.0 million of our 2028 Notes. Book overdrafts fluctuate based on the timing of payments.

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

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of December 31, 2020. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2020 decreased $241.8 million to $740.0 million from $981.8 million at December 31, 2019, mainly due to the net cash provided by operating activities in 2020.

Total debt outstanding as of December 31, 2020 consisted of the following amounts: $285.0 million borrowing under the Ryerson Credit Facility, $450.0 million under the 2028 Notes, $12.1 million of foreign debt, and $7.8 million of other debt, less $14.9 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $277 million and $348 million at December 31, 2020 and December 31, 2019, respectively. For further information, see Note 10: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $7.1 million in 2020, $25.7 million in 2019, and $27.0 million in 2018 to improve the Company’s pension plans funded status. At December 31, 2020, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 11, pension liabilities exceeded plan assets by $154 million. The Company elected in 2020 to defer the remaining $12.1 million of U.S. contributions due in 2020 to 2021, as permitted under the CARES Act that was passed in March 2020. The Company anticipates that it will have a minimum required pension contribution of approximately $29.7 million, including the 2020 deferred contributions, in 2021 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility will provide sufficient funds to make the minimum required contribution in 2021.

Effective September 28, 2020, the Ryerson Pension Plan purchased annuities on behalf of a portion of plan participants which resulted in settlement accounting. The purchase price was $95.2 million, and the benefit obligation settled was $99.5 million. The pension plan was remeasured as of September 30, 2020. The remeasurement resulted in a settlement loss of $52.5 million which was recorded within Other income and (expense), net in the Statement of Operations as of September 30, 2020. As a result of the remeasurement, the discount rate decreased from 3.15% to 2.59% and the expected long-term rate of return on pension assets decreased from 5.75% to 5.25%.

Effective December 1, 2020, Ryerson offered a lump sum payout to terminated vested participants of the Ryerson Pension Plan. Lump sums of $19.7 million were paid out to plan participants that elected the lump sum option in early December 2020 and the benefit obligation settled was $21.6 million. The pension plan was remeasured as of November 30, 2020. The remeasurement resulted in a settlement loss of $10.5 million which was recorded within Other income and (expense), net in the Consolidated Statement of Operations as of December 31, 2020. As a result of the remeasurement, the discount rate decreased from 2.59% to 2.42% and the expected long-term rate of return on pension assets decreased from 5.25% to 5.15%.

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

Income Tax Payments

The Company received income tax refunds of $5.7 million and $6.6 million in 2020 and 2019, respectively, and made income tax payments of $2.1 million in 2018.

Material Cash Requirements

The Company expects to make approximately $755 million in principal payments to satisfy its debt obligations, consisting of $12 million in foreign debt coming due in 2021, $8 million of other debt coming due between 2021 through 2024, $285 million for the Ryerson Credit Facility coming due in 2025, and $450 million for the 2028 Notes due in 2028. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 10: Debt for further information.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2032, and finance leases expiring at various times through 2027. The total amount of future lease payments is estimated to be $153 million with $34 million for the next 12 months. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 6: Leases for further information.

The Company expects to pay approximately $47 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $285 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swap.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2020, we had outstanding purchase obligations of approximately $8 million with $7 million expiring in 2021.

Restructuring

2020

In 2020, the Company recorded a $2.2 million charge for employee-related costs primarily for severance costs for corporate staff reductions. The Company paid $1.9 million of the employee costs related to these actions. In addition, the Company paid $0.8 million related to 2019 staff reductions. The remaining $0.5 million of employee-related costs are expected to be paid in 2021.

During 2020, the Company also paid $0.3 million for costs related to facilities closed in prior years and recorded an addition of $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations. The remaining $0.7 million of tenancy-related costs are expected to be paid through 2025.

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

Deferred Tax Amounts

At December 31, 2020, the Company had a net deferred tax liability of $58 million comprised primarily of a deferred tax asset of $43 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $18 million, and deferred tax assets of $48 million related to federal, local, and foreign tax loss carryforwards, offset by a valuation allowance of $7 million and deferred tax liabilities of $63 million related to fixed assets and $100 million related to inventory. The Company’s deferred tax assets include $29 million related to U.S. federal net operating loss (“NOL”) carryforwards, $18 million related to state NOL carryforwards, and $1 million related to foreign NOL carryforwards at December 31, 2020. Due to the volatile macro-economic conditions associated with the COVID-19 pandemic, we may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. In 2018, the Company further reduced its valuation allowance related to state and foreign net operating losses. As of December 31, 2018, the Company had a valuation allowance of $29.3 million. As of December 31, 2019, the Company had a valuation allowance of $13.7 million, a decrease of $15.6 million from the prior year mainly related to expiring NOLs and changes to U.S. foreign tax credits previously recorded. As of December 31, 2020, the company had a valuation allowance of $6.6 million, a decrease of $7.1 million from the prior year mainly related to expiring NOLs and changes to U.S foreign tax credits previously recorded.

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

Provision for allowances, claims, and doubtful accounts: We perform ongoing credit evaluations of customers and set credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Provisions for allowances and claims are based upon historical rates, expected trends, and estimates of potential returns, allowances, customer discounts, and incentives. We consider all available information when assessing the adequacy of the provision for allowances, claims, and doubtful accounts.

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

Based on the impairment test performed on October 1, 2020, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 15.0% at October 1, 2020. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

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

When calculating pension expense for 2020, we assumed the pension plans’ assets would generate a long-term rate of return between 5.15% and 5.75% for the JT Ryerson plan (adjusted for two remeasurements in 2020) and 3.20% for the CS&W plan, and between 3.00% and 4.75% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the JT Ryerson pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2020 pension expense by approximately $3 million.

Future pension obligations for the U.S. plans were discounted using rates between of 2.42% and 3.09% at December 31, 2020. Future pension obligations for the Canadian plans were discounted using rates between 2.32% and 2.34% at December 31, 2020. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2020 by approximately $38 million.

The calculation of other postretirement benefit obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $3 million.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $800.3 million at December 31, 2020 and $1,014.4 million at December 31, 2019 as compared with the carrying value of $740.0 million and $981.8 million at December 31, 2020 and 2019, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2020, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022, and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of December 31, 2020 was a net liability of $4.0 million.  From November 1, 2020 through December 31, 2020, the Company recognized a mark-to-market gain of $0.3 million in current earnings, which was offset by a $0.2 million loss reclassified from other comprehensive income. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings.

After considering the effects of our interest rate swaps, 81% of our debt was at fixed interest rates as of December 31, 2020. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for 2020 by approximately $2.5 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $7.4 million outstanding at December 31, 2020 and a net liability value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2020, the Company recognized a loss of $0.2 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2020 would increase or decrease the fair value of the foreign currency contracts by $0.7 million and $0.8 million, respectively.

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

As of December 31, 2020, we had 20,264 tons of aluminum swap contracts with a net asset value of $3.2 million, 125,220 tons of hot roll coil swap contracts with a net asset value of $0.9 million, and 345 tons of nickel swap contracts with a net value of zero. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2020, the Company recognized a gain of $5.3 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2020 would increase or decrease the fair value of the commodity derivative contracts by $0.7 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of US Reporting Unit Goodwill

Description of the Matter

At December 31, 2020, the Company's goodwill related to the US reporting unit was $120.3 million. As discussed in Note 8 to the consolidated financial statements, goodwill is reviewed at least annually or whenever indicators of potential impairment exist. Auditing management's assessment of the estimated fair value of the US reporting unit was complex and required the involvement of our valuation specialists due to the judgmental nature of the assumptions utilized in the valuation process. The fair value estimate was sensitive to significant assumptions such as revenue growth rates, EBITDA, and the discount rate.  The estimate also included assumptions related to the terminal growth rate, capital expenditures, working capital levels, and other market participant assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill fair value assessment process. This included testing controls over management’s identification of indicators of impairment, review of the projected financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the US reporting unit.  To test the fair value of the US reporting unit, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. For example, we compared certain significant assumptions to current industry, market and economic trends, historical performance, and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate.  In addition, we tested management’s reconciliation of the fair value of the reporting units to the overall market capitalization of the Company.

Defined Benefit Pension Obligation

Description of the Matter

At December 31, 2020, the Company’s projected benefit obligation related to its defined benefit plan was $674.7 million and exceeded the fair value of pension plan assets of $520.3 million, resulting in an unfunded defined benefit pension obligation of $154.4 million.  As explained in Note 11 of the consolidated financial statements, the Company remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions.  Auditing the defined benefit pension obligation was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions, such as discount rates and participant longevity, used in the Company’s interim and annual remeasurement processes.  These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation. For example, we tested the Company’s controls over management’s review of the significant assumptions utilized in the valuation, including discount and participant longevity rates.  To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation from the prior year due to the change in interest cost, actuarial gains and losses, benefit payments, plan settlements and other activities. In addition, we involved our actuary to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefits payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. To evaluate the participant longevity, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ryerson Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,466.6	$4,501.6	$4,408.4
Cost of materials sold	2,845.5	3,673.7	3,650.3
Gross profit	621.1	827.9	758.1
Warehousing, delivery, selling, general, and administrative	554.3	636.8	614.7
Gain on sale of assets	—	(20.6)	—
Gain on insurance settlement	—	(1.5)	—
Restructuring and other charges	2.2	2.4	4.2
Operating profit	64.6	210.8	139.2
Other expense:
Other income and (expense), net	5.3	(0.6)	8.6
Gain on bargain purchase	—	—	70.0
Pension settlement charges	(65.9)	(1.6)	(0.2)
Loss on retirement of debt	(17.7)	(0.2)	(1.7)
Interest and other expense on debt	(76.4)	(93.2)	(99.2)
Income (loss) before income taxes	(90.1)	115.2	116.7
Provision (benefit) for income taxes	(24.8)	32.5	10.3
Net income (loss)	(65.3)	82.7	106.4
Less: Net income attributable to noncontrolling interest	0.5	0.3	0.4
Net income (loss) attributable to Ryerson Holding Corporation	$(65.8)	$82.4	$106.0
Basic earnings (loss) per share	$(1.73)	$2.19	$2.84
Diluted earnings (loss) per share	$(1.73)	$2.17	$2.81

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(65.3)	$82.7	$106.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.6	4.3	(8.2)
Loss on intra-entity foreign currency transactions	—	—	(3.0)
Gain (loss) on cash flow hedges	(3.8)	(1.8)	0.5
Changes in defined benefit pension and other post-retirement benefit plans	41.8	14.0	(22.3)
Other comprehensive income (loss), before tax	39.6	16.5	(33.0)
Income tax provision (benefit) related to items of other comprehensive income (loss)	9.5	2.6	(4.5)
Comprehensive income (loss), after tax	(35.2)	96.6	77.9
Less: Comprehensive income attributable to the noncontrolling interest	0.5	0.4	0.4
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(35.7)	$96.2	$77.5

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$(65.3)	$82.7	$106.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53.9	58.4	52.9
Stock-based compensation	1.9	3.1	3.3
Deferred income taxes	(16.6)	48.0	7.8
Provision for allowances, claims, and doubtful accounts	(0.7)	3.5	3.7
Restructuring and other charges	2.2	2.4	4.2
Gain on bargain purchase	—	—	(70.0)
Loss on retirement of debt	17.7	0.2	1.7
Gain on sale of assets	—	(20.6)	—
Non-cash (gain) loss from derivatives	(10.6)	0.6	2.7
Gain on insurance settlement	—	(1.5)	—
Pension settlement charge	65.9	1.6	0.2
Other items	0.2	1.2	(0.5)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	46.7	92.5	(64.8)
Inventories	138.9	65.9	(21.4)
Other assets and liabilities	13.0	4.9	(7.3)
Accounts payable	25.8	(78.2)	58.4
Accrued liabilities	16.7	(34.6)	16.8
Accrued taxes payable/receivable	(1.2)	(7.6)	2.2
Deferred employee benefit costs	(10.6)	(29.4)	(38.9)
Net adjustments	343.2	110.4	(49.0)
Net cash provided by operating activities	277.9	193.1	57.4
Investing activities:
Acquisitions, net of cash acquired	—	—	(169.7)
Capital expenditures	(26.0)	(45.8)	(38.4)
Proceeds from sale of property, plant, and equipment	0.1	70.4	5.9
Proceeds from insurance settlement	—	1.8	2.0
Net cash provided by (used in) investing activities	(25.9)	26.4	(200.2)
Financing activities:
Long term debt issued	500.0	—	—
Repayment of debt	(654.7)	(12.7)	(52.4)
Net proceeds (repayments) of short-term borrowings	(93.8)	(164.6)	149.9
Bond issuance costs	(10.9)	—	—
Credit facility issuance costs	(4.9)	—	(0.6)
Net increase (decrease) in book overdrafts	27.4	0.1	6.3
Principal payments on finance lease obligations	(13.1)	(13.6)	(13.7)
Contingent payment related to acquisitions	—	(1.3)	(0.9)
Proceeds from sale leaseback transactions	—	8.3	4.5
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.2)
Dividends paid to non-controlling interest	(0.2)	—	—
Net cash provided by (used in) financing activities	(250.2)	(183.8)	92.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	1.8	35.7	(49.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	(0.2)	(4.3)
Net change in cash, cash equivalents, and restricted cash	2.7	35.5	(54.2)
Cash, cash equivalents, and restricted cash—beginning of period	59.8	24.3	78.5
Cash, cash equivalents, and restricted cash—end of period	$62.5	$59.8	$24.3
Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties, net	$62.0	$88.3	$92.8
Income taxes, net	(5.7)	(6.6)	2.1
Noncash investing activities:
Asset additions under adoption of accounting principle ASC 842	—	82.3	—
Asset additions under operating leases	1.6	64.8	—
Asset additions under finance leases and failed sale-leasebacks	3.6	2.2	12.9
Asset additions under financing arrangements	—	2.2	4.6
Noncash financing activities:
Short term debt converted to finance lease	—	7.6	—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$61.4	$11.0
Restricted cash (Note 3)	1.1	48.8
Receivables less provisions of $1.7 in 2020 and $3.5 in 2019	378.9	425.1
Inventories (Note 4)	604.5	742.9
Prepaid expenses and other current assets	57.5	52.2
Total current assets	1,103.4	1,280.0
Property, plant, and equipment, net of accumulated depreciation (Note 5)	421.8	439.7
Operating lease assets (Note 6)	108.3	128.2
Other intangible assets (Note 7)	43.2	50.6
Goodwill (Note 8)	120.3	120.3
Deferred charges and other assets	5.1	2.7
Total assets	$1,802.1	$2,021.5
Liabilities
Current liabilities:
Accounts payable	$365.1	$311.5
Accrued liabilities:
Salaries, wages, and commissions	43.1	35.3
Interest on debt	17.6	9.4
Other accrued liabilities	60.7	58.6
Short-term debt (Note 10)	13.8	49.2
Current portion of operating lease liabilities (Note 6)	20.7	20.9
Current portion of deferred employee benefits (Note 11)	6.6	7.0
Total current liabilities	527.6	491.9
Long-term debt (Note 10)	726.2	932.6
Deferred employee benefits (Note 11)	231.6	217.5
Noncurrent operating lease liabilities (Note 6)	93.0	112.8
Deferred income taxes (Note 18)	58.2	65.2
Other noncurrent liabilities	20.4	22.9
Total liabilities	1,657.0	1,842.9
Commitments and contingencies (Note 12)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2020 and 2019	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 38,329,897 shares issued at 2020; 100,000,000 shares authorized and 37,996,261 issued at 2019	0.4	0.4
Capital in excess of par value	383.1	381.2
Retained earnings	33.8	99.6
Treasury stock at cost – Common stock of 212,500 shares in 2020 and 2019	(6.6)	(6.6)
Accumulated other comprehensive loss	(271.9)	(302.0)
Total Ryerson Holding Corporation stockholders’ equity	138.8	172.6
Noncontrolling interest	6.3	6.0
Total equity	145.1	178.6
Total liabilities and equity	$1,802.1	$2,021.5

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Equity Securities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2018	37,421	$0.4	213	$(6.6)	$377.6	$(95.1)	$(41.6)	$(246.3)	$1.0	$0.6	$2.6	$(7.4)
Net income	—	—	—	—	—	106.0	—	—	—	—	0.4	106.4
Foreign currency translation	—	—	—	—	—	—	(8.2)	—	—	—	—	(8.2)
Loss on intra-entity foreign currency transactions	—	—	—	—	—	—	(3.0)	—	—	—	—	(3.0)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $4.6	—	—	—	—	—	—	—	(17.7)	—	—	—	(17.7)
Adoption of accounting principle ASU 2016-01	—	—	—	—	—	1.0	—	—	(1.0)	—	—	—
Adoption of accounting principle ASC 606, net of tax of $0.7	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Stock-based compensation expense	235	—	—	—	3.3	—	—	—	—	—	—	3.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	0.1	—	—	—	—	—	(0.3)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at December 31, 2018	37,656	$0.4	213	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$—	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	82.4	—	—	—	—	0.3	82.7
Foreign currency translation	—	—	—	—	—	—	4.2	—	—	—	0.1	4.3
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $3.1	—	—	—	—	—	—	—	10.9	—	—	—	10.9
Adoption of accounting principle ASU 2016-02	—	—	—	—	—	3.0	—	—	—	—	—	3.0
Stock-based compensation expense	340	—	—	—	3.1	—	—	—	—	—	—	3.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Balance at December 31, 2019	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$—	$(0.3)	$6.0	$178.6
Net income (loss)	—	—	—	—	—	(65.8)	—	—	—	—	0.5	(65.3)
Foreign currency translation	—	—	—	—	—	—	1.6	—	—	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $10.5	—	—	—	—	—	—	—	31.3	—	—	—	31.3
Stock-based compensation expense	334	—	—	—	1.9	—	—	—	—	—	—	1.9
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $1.0	—	—	—	—	—	—	—	—	—	(2.8)	—	(2.8)
Balance at December 31, 2020	38,330	$0.4	213	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$—	$(3.1)	$6.3	$145.1

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

Reclassifications. Certain amounts in the 2019 and 2018 financial statements, as previously reported, have been revised to conform to the 2020 presentation. These changes did not have a material impact on the presentation of the consolidated financial statements.

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

Provision for allowances, claims, and doubtful accounts. The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as of January 1, 2020. Results for 2020 follow the guidance under ASC 326 “Financial Instruments – Credit Losses” (“ASC 326”), while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. See Note 17: Provision for Credit Losses for further details.

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs totaled $113.7 million, $126.7 million, and $112.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

Benefits for Retired Employees. The Company recognizes the funded status of its defined benefit pension and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), in the year in which the changes occur. Service cost is included in warehousing, delivery, selling, general, and administrative expenses and all other components of net benefit costs are recognized in other income and (expense), net, in the Consolidated Statement of Operations. The estimated cost of the Company’s defined benefit pension plan and its postretirement medical benefits are determined annually or upon plan remeasurement after considering information provided by consulting actuaries. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, mortality rates, future compensation costs, healthcare cost trends, benefit payment patterns, and other factors. The cost of these benefits for retirees is accrued during their term of employment. Pensions are funded primarily in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and the Pension Protection Act of 2006. Costs for retired employee medical benefits are funded when claims are submitted. Certain employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $84.9 million and $57.6 million to accounts payable at December 31, 2020 and 2019, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market value. We primarily use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the moving average cost and the specific cost methods for valuing our foreign inventories.

Property, Plant, and Equipment. Property, plant, and equipment, including land use rights and finance lease assets, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	10-15 years
Furniture and fixtures	10 years
Transportation equipment	3-6 years
Land use rights	50 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Leases. For the years ended December 31, 2020 and 2019, leases are recognized in accordance with FASB ASC 842, “Leases” (“ASC 842”). In the year ended December 31, 2018, leases are recognized in accordance with FASB ASC 840, “Leases” (“ASC 840”). The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. See discussion of the adoption of ASC 842 within Recent Accounting Pronouncements below and Note 6: Leases, for further details on accounting treatment.

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

Accrued Vacation Liability. In 2019, the Company changed its vacation policy such that employees earn their vacation for the current year as work is performed throughout the year and forfeit any unused vacation at the end of the year, with the exception of a partial rollover allowance subject to a cap. Under the previous policy, vacation was earned in advance of work being performed for the subsequent year. As a result of this policy change, the Company recorded a reduction of $11.0 million to accrued vacation expense.  The adjustment is included within warehousing, delivery, general, and administrative expense within the Consolidated Statement of Operations in 2019.

Deferred Financing Costs. Deferred financing costs associated with the issuance of debt are being amortized using either the effective interest method or straight line method over the life of the debt in accordance with FASB ASC 470, “Debt” (“ASC 470”). Deferred financing costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Foreign Currency. The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized zero exchange gains/losses, $2.4 million exchange loss, and a $3.0 million exchange gain for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards–Adopted

In June 2016, the FASB issued ASU 2016-13. The standard and subsequently issued amendments require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, thus eliminating the probable initial recognition threshold and instead reflecting the current estimate of all expected credit losses. The update is effective for interim and annual reporting periods beginning after December 15, 2019. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an-other-than-temporary impairment had been recognized before the effective date. The effect of the prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update. We adopted this guidance as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. See Note 17: Provision for Credit Losses for further details.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the guidance requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on a prospective basis as of January 1, 2020 and the impact to our consolidated financial statements was immaterial. As of adoption, license fees and implementation costs that are capitalized for hosting arrangements that are service contracts are classified as prepaid assets on the Company’s Condensed Consolidated Balance Sheet and the amortization of these costs are presented in warehousing, delivery, selling, general, and administrative expense on the Consolidated Statement of Operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” The amendments in this update provide optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective for all entities as of March 12, 2020 through December 31, 2022. We adopted this guidance as of March 12, 2020 and there was no impact to our financial statements as no in-scope contract modifications occurred.

Impact of Recently Issued Accounting Standards–Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group, among others. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We will adopt this guidance as of January 1, 2021. We are still assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements.

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

The transaction resulted in a bargain purchase gain of $70.0 million primarily due to higher inventory and property, plant, and equipment fair values compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by majority stockholders of CS&W to sell their interests as CS&W had been experiencing increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur significant costs on future integration initiatives and to upgrade their infrastructure and computer systems in order to restore CS&W to a profitable basis. With our existing nationwide service center operations, we believe that our infrastructure will allow the necessary operational improvements to be implemented more efficiently than the seller. The Company recognized $1.6 million in acquisition-related fees, which was included in Warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations in 2018.

Included in the year ended December 31, 2019 financial results was revenue of $576.3 million and a net loss of $13.1 million from CS&W. Included in the year ended December 31, 2018 financial results was $347.5 million of revenue and $58.3 million (includes the $70.0 million bargain purchase gain) of net income from CS&W since the acquisition date.

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2019 and 2018 as if the acquisition of CS&W on July 2, 2018 had occurred on January 1, 2018:

	Pro Forma
	For the Year Ended December 31,
	2019	2018
	(In millions)
Net sales	$4,501.6	$4,767.7
Net income attributable to Ryerson Holding Corporation	82.4	15.2

The 2018 supplemental pro forma net income attributable to Ryerson Holding Corporation was adjusted to exclude the $70.0 million CS&W bargain purchase gain realized in 2018 as it is a nonrecurring item.

On April 2, 2018, Ryerson Holding acquired Fanello Industries, LLC, a privately owned metal service company located in Lavonia, Georgia. The acquisition is not material to our consolidated financial statements.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$61.4	$11.0
Restricted cash	1.1	48.8
Total cash, cash equivalents, and restricted cash	$62.5	$59.8

As part of the indenture for our $650 million senior secured notes due in 2022 (the “2022 Notes”), which was satisfied and discharged on July 22, 2020, proceeds from the sale of property, plant, and equipment that was collateral under such indenture were deposited into a restricted cash account. The cash could have been withdrawn from this restricted account upon meeting certain requirements, to fund activities such as debt repayment and future capital expenditures. In December 2019, we signed and closed a sale-leaseback transaction for a group of service center properties, resulting in net proceeds of $61.5 million of which $47.6 million was deposited into the restricted cash account. The balance in the restricted account for property, plant, and equipment sales was zero at December 31, 2020 compared to $47.6 million at December 31, 2019 as funds were released during 2020 to repurchase and redeem our 2022 Notes (see Note 10) as well as fund capital expenditures. We also had $1.1 million and $1.2 million of cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims at December 31, 2020 and 2019, respectively.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2020 and 2019 as follows:

	At December 31,
	2020	2019
	(In millions)
In process and finished products	$604.5	$742.9

If current cost had been used to value inventories, such inventories would have been $63 million lower and $51 million lower than reported at December 31, 2020 and 2019, respectively. Approximately 91% of inventories are accounted for under the LIFO method at December 31, 2020 and 2019. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $4.8 million and $5.6 million at December 31, 2020 and 2019, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2020 and 2019:

	At December 31,
	2020	2019
	(In millions)
Land and land improvements	$88.0	$89.4
Buildings and leasehold improvements	202.3	199.0
Machinery, equipment, and other	451.6	432.3
Finance leases	66.5	73.2
Construction in progress	14.5	12.6
Total	822.9	806.5
Less: Accumulated depreciation	(401.1)	(366.8)
Net property, plant, and equipment	$421.8	$439.7

The Company recorded impairment charges related to fixed assets of zero, zero, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The impairment charges recorded in 2018 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell, in accordance with FASB ASC 360-10-35-43, “Property, Plant, and Equipment – Other Presentation Matters.” The Company recognized gains on the sale of assets classified as held for sale of zero, $0.4 million, and zero for the years ended December 31, 2020, 2019, and 2018 respectively. The Company had $4.0 million and $1.5 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively. In December 2019, the Company signed and closed a sale-leaseback transaction for a group of service center properties that resulted in the recognition of a gain on sale of assets of $20.6 million, with total net proceeds of $61.5 million. See Note 6: Leases for further details.

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

The discount rate used to determine the amount of right of use assets, lease liabilities, and lease classification is the interest rate implicit in the lease, when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the $1.0 billion revolving credit facility amended as of November 5, 2020 (the “Ryerson Credit Facility”).

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

The transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $20.6 million recorded in the Consolidated Statement of Operations. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $47.8 million, respectively, were recorded in the Consolidated Balance Sheets.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheet as of December 31, 2020 and 2019:

		At December 31,
Leases	Balance Sheet Location	2020	2019
		(In millions)
Assets
Operating lease assets	Operating lease assets	$108.3	$128.2
Finance lease assets	Property, plant, and equipment, net(a)	45.5	54.2
Total lease assets		$153.8	$182.4
Liabilities
Current
Operating	Current portion of operating lease liabilities	$20.7	$20.9
Finance	Other accrued liabilities	9.0	12.4
Noncurrent
Operating	Noncurrent operating lease liabilities	93.0	112.8
Finance	Other noncurrent liabilities	14.3	18.7
Total lease liabilities		$137.0	$164.8

(a) Finance lease assets are recorded net of accumulated amortization of $21.0 million and $19.0 million as of December 31, 2020 and 2019, respectively.

Rental expense under operating leases totaled $29.4 million, $26.8 million, and $27.9 million for the years ended December 31, 2020, 2019, and 2018 respectively. The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2020 and 2019:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2020	2019
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$23.9	$20.7
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	6.4	6.9
Interest on lease liabilities	Interest and other expense on debt	1.2	1.6
Variable lease expense	Warehousing, delivery, selling, general, and administrative	3.1	3.1
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	2.4	3.0
Total lease expense		$37.0	$35.3

The following table presents maturity analysis of lease liabilities at December 31, 2020:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2021	$24.1	$10.0
2022	20.4	6.6
2023	17.0	4.0
2024	15.7	3.2
2025	12.2	0.8
After 2025	38.9	0.3
Total lease payments	128.3	24.9
Less: Interest(b)	(14.6)	(1.6)
Present value of lease liabilities(c)	$113.7	$23.3

(a) There were no operating leases with options to extend lease terms that are reasonably certain of being exercised or operating leases signed but not yet commenced.

(b) Calculated using the discount rate for each lease.

(c) Includes the current portion of $20.7 million for operating leases and $9.0 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2020 and 2019:

	At December 31,
Lease Term and Discount Rate	2020	2019

Weighted-average remaining lease term (years)
Operating leases	7.3	7.9
Finance leases	2.8	2.8
Weighted-average discount rate
Operating leases	3.4%	3.6%
Finance leases	4.4%	4.8%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2020 and 2019 is summarized below:

	Year Ended December 31,
Other Information	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25.3	$21.4
Operating cash flows from finance leases	1.2	1.6
Financing cash flows from finance leases	13.1	13.6
Assets obtained in exchange for lease obligations:
Adoption of accounting principle ASC 842	—	82.3
Operating leases	1.6	64.8
Finance leases	3.6	2.2

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2020 and 2019:

		At December 31, 2020			At December 31, 2019
	Remaining Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	14.4	$57.7	$(41.4)	$16.3	$58.1	$(37.9)	$20.2
Developed technology / product know-how	10.0	4.6	(3.0)	1.6	4.6	(2.7)	1.9
Non-compete agreements	5.0	0.5	(0.4)	0.1	0.6	(0.4)	0.2
Trademarks	13.7	42.3	(17.1)	25.2	42.3	(14.0)	28.3
Licenses	—	0.5	(0.5)	—	0.5	(0.5)	—
Total definite-lived intangible assets		$105.6	$(62.4)	$43.2	$106.1	$(55.5)	$50.6

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 was $7.4 million, $7.5 million, and $6.9 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2020, for each of the years in the five year period ending December 31, 2025 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2021	$6.4
For the year ended December 31, 2022	6.3
For the year ended December 31, 2023	5.1
For the year ended December 31, 2024	5.1
For the year ended December 31, 2025	4.9
For the years ended thereafter	15.4

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2019	$128.6	$(8.3)	$120.3
Acquisitions	—	—	$—
Balance at December 31, 2019	$128.6	$(8.3)	$120.3
Acquisitions	—	—	—
Balance at December 31, 2020	$128.6	$(8.3)	$120.3

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts.

Due to the COVID-19 pandemic and its effect on our demand levels and stock price, as well as the overall economy, we performed a quantitative impairment test of goodwill as of May 31, 2020. It was determined that no impairment existed. On October 1, 2020 we performed a qualitative impairment test of goodwill and it was determined that no impairment existed.

Our Critical Accounting Policies and Estimates for goodwill and intangibles assets are disclosed in Note 1 to the Consolidated Financial Statements and discussed in Management’s Discussion and Analysis. We continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our products and the impact on our business and our overall financial performance. A lack of further recovery or a deterioration in current market conditions, a trend of weaker than expected financial performance in our business, or a lack of further recovery or a decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

Note 9: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2020, 2019, and 2018:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2018	$—	$1.7	$1.7
Restructuring charges	3.6	0.6	4.2
Cash payments	(3.2)	(0.8)	(4.0)
Balance at December 31, 2018	$0.4	$1.5	$1.9
Restructuring charges	2.1	0.3	2.4
Cash payments	(1.5)	(0.9)	(2.4)
Balance at December 31, 2019	$1.0	$0.9	$1.9
Restructuring charges	2.2	—	2.2
Cash payments	(2.7)	(0.3)	(3.0)
Addition to reserve	—	0.1	0.1
Balance at December 31, 2020	$0.5	$0.7	$1.2

2020

In 2020, the Company recorded a $2.2 million charge for employee-related costs primarily for severance costs for corporate staff reductions. The Company paid $1.9 million of the employee costs related to these actions. In addition, the Company paid $0.8 million related to 2019 staff reductions. The remaining $0.5 million of employee-related costs are expected to be paid in 2021.

During 2020, the Company also paid $0.3 million for costs related to facilities closed in prior years and recorded an addition of $0.1 million to the reserve for tenancy-related costs, which was charged to warehousing, delivery, selling, general, and administrative expense in the Consolidated Statements of Operations. The remaining $0.7 million of tenancy-related costs are expected to be paid through 2025.

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

Note 10: Debt

Long-term debt consisted of the following at December 31, 2020 and 2019:

	At December 31,
	2020	2019
	(In millions)
Ryerson Credit Facility	$285.0	$377.7
8.50% Senior Secured Notes due 2028	450.0	—
11.00 % Senior Secured Notes due 2022	—	587.9
Foreign debt	12.1	13.2
Other debt	7.8	9.5
Unamortized debt issuance costs and discounts	(14.9)	(6.5)
Total debt	740.0	981.8
Less:
Ryerson Credit Facility - "first in, last out" subfacility	—	34.3
Short-term foreign debt	12.1	13.2
Other short-term debt	1.7	1.7
Total long-term debt	$726.2	$932.6

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2021	$13.8
For the year ended December 31, 2022	1.8
For the year ended December 31, 2023	1.9
For the year ended December 31, 2024	2.4
For the year ended December 31, 2025	285.0
For the years ended thereafter	450.0

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion. On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “Old FILO Facility”). The Old FILO Facility was equal in subordination with the other borrowings under the revolving credit facility and matured as of June 30, 2020. The Old FILO Facility supplemented our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. On November 5, 2020, Ryerson entered into a fourth amendment to extend the maturity date to November 5, 2025. The aggregate facility size of $1.0 billion remained unchanged. The fourth amendment also added the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after November 5, 2020.

At December 31, 2020, Ryerson had $285.0 million of outstanding borrowings, including $11 million of letters of credit issued and $277 million available under the Ryerson Credit Facility compared to $377.7 million of outstanding borrowings, including $34.3 million under the Old FILO Facility, $11 million of letters of credit issued, and $348 million available at December 31, 2019. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate

(the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%,

however, in no event shall the base rate be less than 1.25%), or (B) a LIBOR rate (with a floor of 0.25%) or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate (with a floor of 0.25%) plus 1.00%, or (C) the bankers’ acceptance rate, however, in no event shall the Canadian base rate or the Canadian prime rate be less than 1.25%).  Until November 5, 2021 the spread over the base rate and prime rate is fixed at 0.50% and the spread over the LIBOR for the bankers’ acceptances is fixed at 1.50%. After November 5, 2021, the spread over the base rate and prime rate will be between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances will be between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. The spread with respect to the FILO Facility, if any, will be determined at the time the commitments under the Ryerson Credit Facility are converted into such FILO Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.225%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In March 2017, we entered into an interest rate swap to fix interest on $150 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.658% through March 2020. In June 2019, we entered into a second interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into a third interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.9% and 3.2% at December 31, 2020 and 2019, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts, and other current assets of the borrowers and the guarantors, subject to certain excluded assets.

The Ryerson Credit Facility also contains covenants that, among other things, limit, subject to certain exceptions, Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets, and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, and includes defaults upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

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

2022 and 2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 8.50% senior secured notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 11.0% Senior Secured Notes due 2022 (“2022 Notes”) and (ii) pay related transaction fees, expenses, and premiums.  On July 22, 2020, JT Ryerson distributed an irrevocable notice of redemption to the holders of its 2022 Notes. The redemption of the remaining $530.3 million of JT Ryerson’s outstanding 2022 Notes occurred on August 21, 2020. On July 22, 2020, JT Ryerson satisfied and discharged the indenture governing the 2022 Notes.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2028 Notes and redemption of the 2022 Notes. It was determined that while the issuance was private, the terms of the issuance were similar to a public debt issuance due to the facts that (i) no single investor or small group of investors held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with the underwriter in setting the terms of the debt issuance, and (iii) and the old investors had the opportunity to participate in the new issuance in the same manner as new investors.  As the issuance was similar to a public debt issuance, extinguishment accounting was applied. The Company recorded a $17.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during the third quarter of 2020, which consists of the redemption fees paid to the creditors and unamortized debt issuance costs written off related to the 2022 Notes. Additionally, the costs incurred with third parties for arrangement fees, legal, and other services related to the 2028 Notes were capitalized and are being amortized over the life of the new debt using the effective interest method.

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

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement.  The Company recorded the embedded derivative as of December 31, 2020 with a value of $2.3 million within other current assets in the Consolidated Balance Sheet, with any change in value recognized within other income and (expense), net on the Consolidated Statement of Operations.  As the embedded derivative was determined to have a value of zero as of July 22, 2020 it is not recorded as a debt discount or within interest expense on the Consolidated Statement of Operations.  Refer to Note 14: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

The 2028 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, or create liens or use assets as security in other transactions. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceeded 25 percent of consolidated net assets as of December 31, 2020. Restricted net assets as of December 31, 2020 were $323.3 million.

During the fourth quarter of 2020, a principal amount of $50.0 million of the 2028 Notes were redeemed for $51.5 million and retired, resulting in the recognition of a $1.5 million loss within other income and (expense), net on the Consolidated Statement of Operations.

During the first six months of 2020, a principal amount of $57.6 million of the 2022 Notes were repurchased for $56.7 million and retired, resulting in the recognition of a $0.9 million gain within other income and (expense), net on the Consolidated Statement of

Operations. During 2019, a principal amount of $11.6 million of the 2022 Notes were repurchased for $11.8 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Consolidated Statement of Operations.

During 2018, a principal amount of $50.5 million of the 2022 Notes were repurchased for $52.2 million and retired, resulting in the recognition of a $1.7 million loss within other income and (expense), net on the Consolidated Statement of Operations.

Foreign Debt

At December 31, 2020, Ryerson China’s total foreign borrowings were $12.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment. At December 31, 2019, Ryerson China’s total foreign borrowings were $13.2 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $35 million and $32 million at December 31, 2020 and 2019, respectively. Letters of credit issued by our foreign subsidiaries totaled $6 million and $3 million at December 31, 2020 and 2019.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2020, 2019, and 2018, expense recognized for the defined contribution plans was $4.3 million, $8.8 million, and $8.0 million, respectively. The company match on defined contribution plans was suspended for a portion of 2020 as part of the Company’s pandemic response, resulting in decreased expense in 2020.

Effective September 28, 2020, the Ryerson Pension Plan purchased $95.2 million of annuities on behalf of a portion of plan participants which resulted in settlement accounting. The pension plan was remeasured as of September 30, 2020. The remeasurement resulted in a settlement loss of $52.5 million. At the time of remeasurement, the discount rate decreased from 3.15% to 2.59% and the expected long-term rate of return on pension assets decreased from 5.75% to 5.25%.

Effective December 1, 2020, Ryerson offered a lump sum payout to terminated vested participants of the Ryerson Pension Plan. Lump sums of $19.7 million were paid out to plan participants that elected the lump sum option in early December 2020 and the pension plan was remeasured as of November 30, 2020. The remeasurement resulted in a settlement loss of $10.5 million. At the time of remeasurement, the discount rate decreased from 2.59% to 2.42% and the expected long-term rate of return on pension assets decreased from 5.25% to 5.15%.

CS&W also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $14.3 million in lump sums and annuity purchases during 2020, $14.3 million in 2019, and $5.8 million from July 2, 2018 through December 31, 2018. Because the payouts were more than the fiscal year service cost plus interest in 2020, 2019, and 2018, settlement accounting was reflected at each year end resulting in a settlement loss of $2.9 million, $1.6 million, and $0.2 million in 2020, 2019, and 2018, respectively. The payouts in 2020 and 2019 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

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

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $15.5 million and $15.3 million at December 31, 2020 and 2019, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had additional measurement dates of September 30, 2020 and November 30, 2020 due to the annuitization and lump sum transactions described above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2020	October 1 to November 30, 2020	January 1 to September 30, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Discount rate for calculating obligations	2.42%	2.59%	3.15%	3.15%	4.32%
Discount rate for calculating service cost	2.59	2.76	3.38	4.53	3.84
Discount rate for calculating interest cost	1.76	1.87	2.72	3.93	3.24
Expected rate of return on plan assets	5.15	5.25	5.75	6.35	6.70
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00	2.90

Central Steel and Wire Retirement Plan	Year Ended December 31, 2020	Year Ended December 31, 2019	July 2 to December 31, 2018
Discount rate for calculating obligations	3.09%	3.53%	4.59%
Discount rate for calculating service cost	3.63	4.67	4.49
Discount rate for calculating interest cost	3.33	4.43	4.22
Expected rate of return on plan assets	3.20	4.00	4.70
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The expected rate of return on plan assets is 5.05% for RPP and 2.05% for CSWPP for 2021.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Discount rate for calculating obligations	2.45%	3.13%	4.26%
Discount rate for calculating service cost	3.37	4.43	3.74
Discount rate for calculating interest cost	2.66	3.82	3.09
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2020	Year Ended December 31, 2019	July 2 to December 31, 2018
Discount rate for calculating obligations	2.37%	3.08%	4.23%
Discount rate for calculating service cost	3.30	4.45	4.35
Discount rate for calculating interest cost	2.63	3.82	3.83

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2020		2019		2018
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	2.32%	2.34%	3.00%	3.01%	3.56%	3.58%
Discount rate for calculating net periodic benefit cost	3.00	3.01	3.56	3.58	3.31	3.32
Expected rate of return on plan assets	4.75	3.00	5.25	3.50	5.25	4.50
Rate of compensation increase	3.00	3.00	3.00	3.00	3.00	3.00

The expected rate of return on Canadian plan assets for 2021 is 4.25% for the Ryerson Salaried Plan (approximately 78% of total Canadian plan assets) and 1.75% for the Ryerson Bargaining Unit Plan (approximately 22% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate for calculating obligations	2.19%	2.97%	3.53%
Discount rate for calculating net periodic benefit cost	2.97	3.53	3.31
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$771.8	$760.0	$69.2	$69.8
Service cost	3.4	3.4	0.6	0.6
Interest cost	18.7	28.7	1.7	2.5
Actuarial loss	54.5	64.6	0.7	1.2
Effect of changes in exchange rates	1.0	2.1	0.3	0.6
Company restructuring	0.2	—	—	—
Lump sums paid	(114.9)	(24.4)	—	—
Benefits paid (net of participant contributions and subsidies)	(60.0)	(62.6)	(4.2)	(5.5)
Benefit obligation at end of year	$674.7	$771.8	$68.3	$69.2
Accumulated benefit obligation at end of year	$661.4	$759.8	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$631.8	$578.7	$—	$—
Actual return on plan assets	55.4	112.4	—	—
Employer contributions	7.1	25.7	4.3	5.7
Effect of changes in exchange rates	0.9	2.0	—	—
Lump sums paid	(114.9)	(24.4)	—	—
Benefits paid (net of participant contributions)	(60.0)	(62.6)	(4.3)	(5.7)
Plan assets at fair value at end of year	$520.3	$631.8	$—	$—
Reconciliation of Amount Recognized
Funded status	$(154.4)	$(140.0)	$68.3	$69.2
Amounts recognized in balance sheet consist of:
Non-current assets	$0.9	$0.8	$—	$—
Current liabilities	—	—	(5.6)	(5.9)
Non-current liabilities	(155.3)	(140.8)	(62.7)	(63.3)
Net benefit liability at the end of the year	$(154.4)	$(140.0)	$(68.3)	$(69.2)

Canadian benefit obligations represented $48 million of the Company’s total Pension Benefits obligations at December 31, 2020 and 2019. Canadian plan assets represented $45 million of the Company’s total plan assets at fair value at December 31, 2020 and $43 million at December 31, 2019. In addition, Canadian benefit obligations represented $15 million of the Company’s total Other Benefits obligation at December 31, 2020 and $14 million at December 31, 2019.

The U.S. pension benefit obligations recorded as of December 31, 2020 and 2019 were impacted by changes in assumptions. During the year ended December 31, 2020 the pension benefit obligation increased by $62 million due to a decrease in the year over discount rate. The pension benefit obligation decreased by $6 million due to updated mortality tables and $1 million due to salary scale updates. During the year ended December 31, 2019 the pension benefit obligation increased by $87 million due to a decrease in the year over year discount rate, decreased $19 million due to updated mortality tables, and decreased $5 million due to demographic population changes.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$314.3	$366.2	$(41.2)	$(49.1)
Prior service loss (credit)	—	0.1	(0.6)	(2.7)
Net loss (gain)	$314.3	$366.3	$(41.8)	$(51.8)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2020 and 2019 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$29.9	$(11.3)	$0.8	$1.3
Amortization of net actuarial loss (gain)	(16.4)	(14.8)	6.9	7.7
Amortization of prior service cost (credit)	(0.1)	(0.1)	2.2	3.1
Settlement charge	(65.9)	(1.6)	—	—
Net loss (gain)	$(52.5)	$(27.8)	$9.9	$12.1

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2020, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.2 percent, grading down to 4.5 percent in 2030, the level at which it is expected to remain. The rate for participants over 65 was 6.5 percent grading down to 4.5 percent in 2030. For measurement purposes for U.S. plans at December 31, 2019, the annual rate of increase in the per capita cost of covered health care benefits for all participants was 7.25 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans, at December 31, 2020 and 2019, the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(In millions)
Components of net periodic benefit cost
Service cost	$3.4	$3.4	$2.4	$0.6	$0.6	$0.4
Interest cost	18.7	28.7	26.0	1.7	2.5	2.3
Expected return on assets	(30.6)	(36.4)	(40.3)	—	—	—
Recognized actuarial loss (gain)	16.4	14.8	15.3	(6.9)	(7.7)	(7.3)
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.2)	(3.1)	(3.1)
Settlement expense	65.9	1.6	0.2	—	—	—
Net periodic benefit cost (credit)	$73.9	$12.2	$3.7	$(6.8)	$(7.7)	$(7.7)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capital cost of covered health care benefits for all participants was 7.25 percent, grading down to 4.5 percent in 2026, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 1.75% to 5.05% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2020 and 2019, by asset category are as follows:

	Trust Assets at December 31,
	2020	2019
Equity securities	34%	35%
Debt securities	47	48
Real Estate	12	10
Other	7	7
Total	100%	100%

The investment policies and plan asset target allocations are established by Ryerson’s internal management Employee Benefits Committee, as delegated by the Board of Directors, in consultation with investment advisors. The Employee Benefits Committee provides on-going oversight of the plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. As plan funded status improves, the asset allocations will move along a predetermined, de-risking glide path that reallocates capital from growth assets to fixed income assets in order to preserve asset gains and reduce funded status volatility. The currently approved asset investment classes are cash, fixed income, domestic equities, international equities, real estate, private equities, and hedge funds of funds.

The approved target ranges and allocations as of the December 31, 2020 measurement date were as follows:

	Range	Target
Equity securities	0-49%	40%
Debt securities	37-100	41
Real estate	0-14	12
Other	0-8	7
Total		100%

The fair value of our pension plan assets at December 31, 2020 by asset category are as follows. See Note 14 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$7	$7	$—	$—
Equity securities:
US large cap	54	—	54	—
US small/mid cap	11	—	11	—
International companies	45	—	45	—
Global companies	68	—	68	—
Fixed income securities:
Investment grade debt	242	—	242	—
Non investment grade debt	3	—	3	—
Other types of investments:
Hedge fund	2	—	2	—
Real estate	1	—	1	—
Investments valued at net asset value	87	—	—	—
Total	$520	$7	$426	$—

The fair value of our pension plan assets at December 31, 2019 by asset category are as follows:

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$14	$6	$8	$—
Equity securities:
US large cap	67	4	63	—
US small/mid cap	11	1	10	—
International companies	63	3	60	—
Global companies	82	—	82	—
Fixed income securities:
Investment grade debt	300	11	289	—
Other types of investments:
Commodity funds	2	—	2	—
Real estate	66	1	65
Investments valued at net asset value	27	—	—	—
Total	$632	$26	$579	$—

The pension assets classified as Level 2 investments in 2020 were part of common collective trust investments and hedge funds. The pension assets classified as Level 2 in 2019 are part of common collective trust investments and bank trust funds.

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

Contributions

The Company contributed $7.1 million, $25.7 million, and $27.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, to improve the funded status of the plans. The Company elected to defer the remaining $12.1 million of U.S. contributions due in 2020 to 2021, as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) that was passed in March 2020. The Company anticipates that it will have a minimum required pension contribution funding of approximately $29.7 million in 2021, which includes the $12.1 million of pension contributions deferred from 2020.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2021	$47	$6
2022	48	5
2023	46	5
2024	45	4
2025	44	4
2026-2030	207	17

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 48 employees at 4 locations. Total contributions to the plans were $0.3 million for the year ended December 31, 2020, and $0.4 million for the years ended 2019, and 2018. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.4 million and $0.5 million as of December 31, 2020, and 2019, respectively. The Company’s participation in these plans is not material to our financial statements.

Note 12: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers in 2020, the Company has entered into certain fixed price noncancellable contractual obligations. These purchase obligations aggregated to $7.6 million at December 31, 2020 with $7.4 million and $0.2 million coming due in 2021 and 2022, respectively.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable, and accounts payable, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 14.

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

Approximately 9% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2021, which cover 2% of our total labor force. We believe that our overall relationship with our employees is good.

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

The EPA indicated in a January 2, 2020 “progress update” letter that it is negotiating with certain parties to perform remedial design work at five unspecified areas which comprise 52% of the overall acreage subject to remediation.  In late March 2020, the EPA issued a Unilateral Administrative Order for Remedial Design to Schnitzer Steel, ordering it to develop a remedial design plan for the river area which includes the area where our former facilities were. Schnitzer filed a petition for relief from the remedy required by the

ROD as well as disclosures required by the EPA. Schnitzer’s 2020 disclosures made no mention of JT Ryerson and acknowledged that Schnitzer is the legal successor to the prior operator in the designated area.

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

As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2020 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 13: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. See Note 16: Revenue Recognition for the Company’s percentage of sales by major product line.

No customer, including their subcontractors, accounted for more than 6 percent of Company sales for the years ended December 31, 2020, 2019, and 2018. The top ten customers accounted for less than 15 percent of our sales for the years ended December 31, 2020, 2019, and 2018. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico, which in aggregate comprised 11 percent, 9 percent, and 10 percent of the Company’s sales during the years ended December 31, 2020, 2019, and 2018, respectively. Canadian, Chinese, and Mexican long-lived assets were 8 percent, 9 percent, and 5 percent of total Company long-lived assets at December 31, 2020, 2019, and 2018, respectively.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated:

	Year Ended December 31,
Net Sales	2020	2019	2018
	(In millions)
United States	$3,089.7	$4,076.8	$3,950.5
Foreign countries	376.9	424.8	457.9
Total	$3,466.6	$4,501.6	$4,408.4

	At December 31,
Long-Lived Assets	2020	2019	2018
	(In millions)
United States	$485.1	$519.1	$464.1
Foreign countries	45.0	48.8	24.9
Total	$530.1	$567.9	$489.0

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Old Credit Facility, however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swap as of December 31, 2020 was a net liability of $4.0 million.

The Company currently does not account for its commodity contracts and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. The Company offset is zero and $2.7 million of fair value liabilities with cash held as collateral by the counterparty as of December 31, 2020, and 2019, respectively.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

In connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Consolidated Balance Sheet, with the offset to other income and (expense), net within the Consolidated Statement of Operations, see Note 10: Debt, for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2020 and 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020		December 31, 2019
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$16.0	$5.0	Other accrued liabilities	$11.9		$9.4	(a)
Diesel fuel contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—		—
2028 Notes embedded derivative	Prepaid expenses and other current assets	2.3	—	Other accrued liabilities	—		—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	0.2		—
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	4.0		—
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	—		0.2
Total derivatives		$18.3	$5.1		$16.1	(a)	$9.6	(a)

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brings the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million.

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2020 and 2019:

	Notional Amount
Derivative Instruments	At December 31, 2020	At December 31, 2019	Unit of Measurement
Iron ore swap contracts	—	420,000	Tons
Hot roll coil swap contracts	125,220	47,155	Tons
Diesel fuel swap contracts	—	38,000	Barrels
Aluminum swap contracts	20,264	23,949	Tons
Nickel swap contracts	345	3,164	Tons
Foreign currency exchange contracts	7.4 million	2.0 million	U.S. dollars
Interest rate swaps	160 million	310 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives			Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,			Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2020	2019	2018	2020	2019	2018
		(In millions)
Metal commodity contracts	Cost of materials sold	$5.3	$(9.1)	$(3.1)	$—	$—	$—
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	0.7	—	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	2.3	—	—	—	—	—
Foreign exchange contracts	Other income and (expense), net	(0.2)	(0.1)	0.2	—	—	—
Interest rate swaps	Interest and other expense on debt	0.3	—	—	(0.2)	$—	$—
Total		$7.7	$(8.5)	$(2.9)	$(0.2)	$—	$—

As of December 31, 2020, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.2 million.

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018:

		Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,
Derivatives designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2020	2019	2018
		(In millions)
Interest rate swaps	Interest and other expense on debt	$(1.3)	$1.1	$0.5

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2020:

	At December 31, 2020
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$16.0	$—
2028 Notes embedded derivative	—	—	2.3
Total derivatives	$—	$16.0	$2.3
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$11.9	$—
Foreign Exchange Contracts	—	0.2	—
Interest Rate Swaps	—	4.0	—
Total derivatives	$—	$16.1	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2019:

	At December 31, 2019
	Level 1	Level 2		Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$5.0		$—
Diesel fuel contracts	—	0.1		—
Total derivatives	$—	$5.1		$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$9.4	(a)	$—
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	—	0.2		—
Total derivatives	$—	$9.6	(a)	$—

(a) The offsetting cash collateral balance of $2.7 million held by the derivative counterparty brings the net metal commodity contract liability to $6.7 million and the net total derivative liability balance to $6.9 million.

The fair value of each commodity, diesel fuel, and swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil, diesel fuel, iron ore, and aluminum prices for varying time periods. The fair value of hot roll coil, diesel fuel, iron ore, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel), the Singapore Exchange, and the London Metals Exchange, respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs).  As of December 31, 2020 the embedded derivative is as an asset of $2.3 million and the gain associated with initially recording this balance was recorded within other income and (expense), net within the Consolidated Statement of Operations. As this Level 3 balance was initially recorded in the fourth quarter of 2020 a rollforward of Level 3 asset balances is not presented.  Changes to the projections made by the Company’s management after December 31, 2020 can affect the future value of this asset.

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 were as follows:

	At December 31, 2020		At December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$61.4	$61.4	$11.0	$11.0
Restricted cash	1.1	1.1	48.8	48.8
Receivables less provision	378.9	378.9	425.1	425.1
Accounts payable	365.1	365.1	311.5	311.5
Long-term debt, including current portion	740.0	800.3	981.8	1,014.4

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

Note 15: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020 and December 31, 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap
	(In millions)
Balance at January 1, 2019	$(52.8)	$(264.0)	$1.0
Other comprehensive income (loss) before reclassifications	4.0	6.6	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	4.3	(0.8)
Net current-period other comprehensive income (loss)	4.2	10.9	(1.3)
Balance at December 31, 2019	$(48.6)	$(253.1)	$(0.3)
Other comprehensive income (loss) before reclassifications	1.6	(23.4)	(4.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	54.7	1.3
Net current-period other comprehensive income (loss)	1.6	31.3	(2.8)
Balance at December 31, 2020	$(47.0)	$(221.8)	$(3.1)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2020 and December 31, 2019:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2020
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$9.6	Other income and (expense), net
Pension settlement	65.9	Other income and (expense), net
Prior service cost	(2.0)	Other income and (expense), net
Total before tax	73.5
Tax provision	(18.8)
Net of tax	$54.7
Cash flow hedge - interest rate swap
Realized swap interest (prior to de-designation)	$1.3	Interest and other expense on debt
Realized swap interest (subsequent to de-designation)	0.3	Interest and other expense on debt
Total before tax	1.6
Tax provision	(0.3)
Net of tax	$1.3

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2019
	(In millions)
Foreign Currency Translation
Foreign currency translation gain	$0.2	Other income and (expense), net
Tax provision	—
Net of tax	$0.2
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$7.2	Other income and (expense), net
Pension settlement	1.6	Other income and (expense), net
Prior service cost	(3.0)	Other income and (expense), net
Total before tax	5.8
Tax provision	(1.5)
Net of tax	$4.3
Cash flow hedge - interest rate swap
Realized swap interest	$(1.1)	Interest and other expense on debt
Tax benefit	0.3
Net of tax	$(0.8)

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

Revenue Accounting Policy

In May 2014, the FASB issued ASC 606 which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition”, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in Warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was zero at December 31, 2020 and was a net contract liability of $0.1 million at December 31, 2019.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2020	2019	2018
Product Line	(Percentage of Sales)
Carbon Steel Flat	27%	26%	27%
Carbon Steel Plate	9	11	11
Carbon Steel Long	14	16	14
Stainless Steel Flat	16	15	16
Stainless Steel Plate	5	4	4
Stainless Steel Long	5	4	4
Aluminum Flat	14	15	15
Aluminum Plate	3	2	3
Aluminum Long	5	5	4
Other	2	2	2
Total	100%	100%	100%

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

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2020	2019	2018
Revenue on products with an alternative use	89%	88%	88%
Revenue on products with no alternative use	11	12	12
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheet, from contracts with customers were $380.7 million and $428.6 million as of December 31, 2020 and December 31, 2019, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and estimates of the value of inventory that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Consolidated Balance Sheet.  Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, customer prepayments, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Consolidated Balance Sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets		Contract Liabilities
	2020	2019	2020	2019
	(In millions)
Beginning Balance	$13.5	$16.6	$10.5	$10.0
Contract liability satisfied during the period	—	—	(11.8)	(9.2)
Contract liability incurred during the period	—	—	12.9	8.2
Net change in contract assets and liabilities for products with no alternative use during the period	(2.0)	(1.5)	—	—
Changes to reserves	(0.7)	0.2	(0.8)	3.3
Reclass between contract liability and contract asset	—	(1.8)	—	(1.8)
Ending Balance	$10.8	$13.5	$10.8	$10.5

Note 17: Provision for Credit Losses

The Company adopted ASU 2016-13 as of January 1, 2020. Results for all reporting periods follow the guidance under ASC 326 with periods beginning after January 1, 2020 conforming to ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Total adjustments as a result of adopting the new guidance were immaterial to the financial statements.

Provisions for allowances and claims on accounts receivables and contract assets are based upon historical rates, expected trends, and estimates of potential returns, allowances, customer discounts, and incentives. The Company considers all available information when assessing the adequacy of the provision for allowances, claims, and doubtful accounts.

The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. The Company’s credit loss reserve consists of two parts: a) a provision for estimated credit losses based on historical experience and b) a reserve for specific customer collection issues that the Company has identified. Estimation of credit losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We have reviewed recent events and circumstances due to the COVID-19 pandemic in relation to our provision for credit losses and have not made any material adjustments as of December 31, 2020.

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of December 31, 2020:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2020	$3.5
Current period provision	0.3
Write-offs charged against allowance	(2.3)
Recoveries against allowance	0.2
Balance at December 31, 2020	$1.7

Note 18: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Income (loss) before income tax:
U.S.	$(106.0)	$103.4	$100.6
Foreign	15.9	11.8	16.1
	$(90.1)	$115.2	$116.7
Current income tax provision (benefit):
Federal	$(11.6)	$(19.0)	$(1.3)
Foreign	1.5	2.1	3.7
State	1.9	1.4	0.1
	(8.2)	(15.5)	2.5
Deferred income tax provision (benefit)	(16.6)	48.0	7.8
Total income tax provision (benefit)	$(24.8)	$32.5	$10.3

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 21% in 2020, 2019, and 2018	$(18.9)	$24.2	$24.5
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(4.6)	4.9	1.4
Non-deductible expenses and non-taxable income	0.3	1.8	(13.6)
Foreign income not includable in federal taxable income	0.8	0.7	0.9
Valuation allowance changes, net	(0.4)	(0.4)	(4.3)
Changes in uncertain tax positions	(1.9)	(1.5)	—
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	(0.6)	2.4	0.8
All other, net	0.5	0.4	0.6
Total income tax provision (benefit)	$(24.8)	$32.5	$10.3

  The U.S. Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the year ending December 31, 2020, we have included $0.6 million of tax benefit related to GILTI.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2020	2019
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$—	$12
Post-retirement benefits other than pensions	18	18
Federal and foreign net operating loss carryforwards	30	23
State net operating loss carryforwards	18	16
Pension liability	43	38
Other deductible temporary differences	13	32
Less: valuation allowances	(7)	(14)
	$115	$125
Deferred tax liabilities:
Fixed asset basis difference	$63	$64
Inventory basis difference	100	115
Other intangibles	10	11
	173	190
Net deferred tax liability	$(58)	$(65)

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allowed for the acceleration of refunds for prior years alternative minimum tax (“AMT”) credits as well as increased the amount of deferred interest expense deduction included in our “Other deductible temporary differences.”

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The Company’s deferred tax assets include $29 million related to U.S. federal net operating loss (“NOL”) carryforwards which begin expiring in 12 years, $18 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $1 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2020.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2020, the Company had approximately $50 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings were deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2018	$6.5
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.6)
Unrecognized tax benefits balance at December 31, 2018	$5.9
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.5)
Unrecognized tax benefits balance at December 31, 2019	$4.4
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.9)
Unrecognized tax benefits balance at December 31, 2020	$2.5

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.8 million and $1.8 million of accrued interest related to uncertain tax positions at December 31, 2020 and 2019, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.7 million and $2.6 million as of December 31, 2020 and 2019, respectively.

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

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings or loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded were 289,759, zero, and zero for years ended December 31, 2020, 2019, and 2018, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended December 31,
Basic and diluted earnings per share	2020	2019	2018
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(65.8)	$82.4	$106.0
Denominator:
Weighted average shares outstanding	38,025,122	37,697,648	37,329,580
Dilutive effect of stock-based awards	—	263,856	342,732
Weighted average shares outstanding adjusted for dilutive securities	38,025,122	37,961,504	37,672,312

Earnings (loss) per share
Basic	$(1.73)	$2.19	$2.84
Diluted	$(1.73)	$2.17	$2.81

Note 20: Subsequent Events

On January 28, 2021 Ryerson completed a sale of its facility located in Renton, Washington for proceeds of $26.3 million, resulting in a gain of $20.3 million.  The Company entered into a lease to leaseback the property for a period of two years and recorded an associated right of use asset and lease liability of $2.5 million and $2.4 million, respectively.  The proceeds from the sale will be used for general corporate purposes such as capital expenditure and debt payments.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2020	2019	2018
Administrative and other expenses	$(1.0)	$(1.0)	$(0.9)
Interest income on intercompany loans	6.4	6.5	6.4
Equity in income (loss) of subsidiaries	(69.9)	77.6	110.9
Income (loss) before income taxes	(64.5)	83.1	116.4
Provision for income taxes	1.3	0.7	10.4
Net income (loss)	$(65.8)	$82.4	$106.0

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(65.8)	$82.4	$106.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.6	4.2	(8.2)
Loss on intra-entity foreign currency transactions	—	—	(3.0)
Gain (loss) on cash flow hedges	(3.8)	(1.8)	0.5
Changes in defined benefit pension and other post-retirement benefit plans	41.8	14.0	(22.3)
Other comprehensive income (loss), before tax	39.6	16.4	(33.0)
Income tax provision (benefit) related to items of other comprehensive income (loss)	9.5	2.6	(4.5)
Comprehensive income (loss), after tax	$(35.7)	$96.2	$77.5

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$(65.8)	$82.4	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	69.9	(77.6)	(110.9)
Deferred income taxes	22.1	(3.3)	10.4
Increase in receivables/payables from subsidiaries	(26.2)	(1.6)	(5.4)
Increase in other assets	—	—	(0.1)
Increase in accrued liabilities	—	0.1	—
Net adjustments	65.8	(82.4)	(106.0)
Net cash provided by operating activities	—	—	—
Net increase in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash—beginning of period	0.1	0.1	0.1
Cash, cash equivalents, and restricted cash—end of period	$0.1	$0.1	$0.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2020	2019
Assets
Cash and cash equivalents	$0.1	$0.1
Prepaid expenses and other assets	0.1	0.1
Receivable from subsidiaries	37.3	11.1
Total current assets	37.5	11.3
Investment in subsidiaries	25.2	63.1
Long-term receivable from subsidiaries	71.7	71.7
Deferred income taxes	4.6	26.7
Total assets	$139.0	$172.8
Liabilities
Accrued liabilities	$0.2	$0.2
Total current liabilities	0.2	0.2
Total liabilities	0.2	0.2
Ryerson Holding Corporation Stockholders’ equity
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at 2020 and 2019	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 38,329,897 shares issued at 2020; 100,000,000 shares authorized and 37,996,261 issued at 2019	0.4	0.4
Capital in excess of par value	383.1	381.2
Retained earnings	33.8	99.6
Treasury stock at cost – Common stock of 212,500 shares in 2020 and 2019	(6.6)	(6.6)
Accumulated other comprehensive loss	(271.9)	(302.0)
Total Ryerson Holding Corporation stockholders’ equity	138.8	172.6
Total liabilities and stockholders’ equity	$139.0	$172.8

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

Note 2: Guarantees

Ryerson Holding unconditionally guarantees the 2028 Notes, jointly and severally with the other guarantors of the 2028 Notes.

Note 3: Dividends from subsidiaries

There were no cash dividends paid to Ryerson Holding from its consolidated subsidiaries for the years ended December 31, 2020, 2019, and 2018.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves			Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.5	$0.3	$(2.1)	(A)		$1.7
Valuation allowance—deferred tax assets	13.7	(0.4)	(6.7)	(B)		6.6
Year Ended December 31, 2019
Allowance for doubtful accounts	$2.5	$4.0	$(3.0)	(A)		$3.5
Valuation allowance—deferred tax assets	29.3	(0.4)	(15.2)	(B)		13.7
Year Ended December 31, 2018
Allowance for doubtful accounts	$4.9	$2.4	$(4.8)	(A)	(C)	$2.5
Valuation allowance—deferred tax assets	24.4	7.0	(2.1)	(D)		29.3

NOTES:

(A)	Bad debts written off of $2.3 million, $3.0 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(B)	Reversals of valuation allowances due to the expiration of state net operating losses and changes to the foreign tax credits.
(C)	Reclassed $3.0 million to contract liability as a result of ASC 606 adoption.
(D)	Reversals of valuation allowances due to the expiration of state and foreign net operating losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2020 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2020.

ITEM 9B.	OTHER INFORMATION.

On February 22, 2021, the Company, JT Ryerson and James Claussen, Executive Vice President & CFO, entered into an amended and restated employment agreement. The primary purpose of the amended and restated employment agreement was to consolidate historic amendments to Mr. Claussen’s employment agreement. The amended and restated employment agreement does not contain any material substantive changes from the employment agreement previously in effect for Mr. Claussen. A copy of the amended and restated employment agreement is filed with this Form 10-K as Exhibit 10.24.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2020.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors, and employees, which contains the ethical principles by which our chief executive officer, chief financial officer, and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our Investor Relations website under “Governance Documents” at http://ir.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Holding Corporation, 227 West Monroe Street, 27th Floor, Chicago, Illinois 60606 (telephone number (312) 292-5000). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at www.ir.ryerson.com or by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2020, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of February 19, 2021, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 19, 2021, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2020, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	957,891	$—	1,593,212
Equity compensation plans not approved by security holders	—	—	—
Total	957,891	$—	1,593,212

(1)

Includes (i) 657,080 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, and (ii) 300,811 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service.

(2)	Not applicable because all outstanding awards reflected in column (a) will be issued upon the vesting of outstanding restricted stock units.
(3)

All of the shares of common stock that remained available for future issuance as of December 31, 2020, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2020, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

		8-K	001-34735	June 5, 2018

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.	S-1/A-22	333-164484	August 6, 2014

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.	S-1/A-15	333-164484	May 6, 2013

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.	10-K	001-34735	March 9, 2016

4.2	Indenture, dated as of July 22, 2020, by and among Joseph T. Ryerson & Son, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	001-34735	July 22, 2020

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

10.22

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

10.23

Amendment No. 4, dated as of November 5, 2020 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 9, 2020

10.24	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.				X

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.2

Written Statement of James J. Claussen, Executive Vice President & Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

RYERSON HOLDING CORPORATION

By:	/s/ James J. Claussen
James J. Claussen
Executive Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer of the registrant)

     Date:  February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	February 24, 2021
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 24, 2021
Court D. Carruthers

/s/ Eva M. Kalawski	Director	February 24, 2021
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	February 24, 2021
Jacob Kotzubei

/s/ Stephen P. Larson	Director	February 24, 2021
Stephen P. Larson

/s/ Philip E. Norment	Director	February 24, 2021
Philip E. Norment

/s/ Mary Ann Sigler	Director	February 24, 2021
Mary Ann Sigler