Form 10-Q
period 2021-03-31
Ryerson Holding Corp
filed 2021-05-05
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 38,474,594 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$1,147.3	$1,010.3
Cost of materials sold	949.4	814.5
Gross profit	197.9	195.8
Warehousing, delivery, selling, general, and administrative	171.8	155.7
Gain on sale of assets	(20.3)	—
Operating profit	46.4	40.1
Other income and (expense), net	0.3	0.9
Interest and other expense on debt	(13.5)	(21.7)
Income before income taxes	33.2	19.3
Provision for income taxes	7.6	2.9
Net income	25.6	16.4
Less: Net income attributable to noncontrolling interest	0.3	—
Net income attributable to Ryerson Holding Corporation	$25.3	$16.4
Comprehensive income	$28.0	$6.2
Less: Comprehensive income attributable to noncontrolling interest	0.2	—
Comprehensive income attributable to Ryerson Holding Corporation	$27.8	$6.2
Basic earnings per share	$0.66	$0.43
Diluted earnings per share	$0.66	$0.43

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$25.6	$16.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.6	13.3
Stock-based compensation	1.6	0.6
Deferred income taxes	4.5	14.6
Provision for allowances, claims, and doubtful accounts	1.6	1.4
Gain on sale of assets	(20.3)	—
Pension settlement charge	0.2	0.4
Gain on retirement of debt	—	(0.8)
Non-cash loss from derivatives	9.1	2.7
Other items	—	(0.1)
Change in operating assets and liabilities:
Receivables	(165.2)	(69.4)
Inventories	(12.3)	(4.1)
Other assets and liabilities	(19.7)	5.1
Accounts payable	118.5	98.5
Accrued liabilities	13.0	16.1
Accrued taxes payable/receivable	0.5	(14.2)
Deferred employee benefit costs	(18.0)	(7.7)
Net adjustments	(72.9)	56.4
Net cash (used in) provided by operating activities	(47.3)	72.8
Investing activities:
Capital expenditures	(6.5)	(6.9)
Proceeds from sale of property, plant, and equipment	29.0	—
Other items	(0.5)	—
Net cash provided by (used in) investing activities	22.0	(6.9)
Financing activities:
Repayment of debt	(0.4)	(54.2)
Net proceeds of short-term borrowings	1.2	168.2
Net increase (decrease) in book overdrafts	9.4	(31.2)
Principal payments on finance lease obligations	(2.5)	(3.4)
Other items	(0.1)	—
Net cash provided by financing activities	7.6	79.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17.7)	145.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	(0.4)
Net change in cash, cash equivalents, and restricted cash	(18.1)	144.9
Cash, cash equivalents, and restricted cash—beginning of period	62.5	59.8
Cash, cash equivalents, and restricted cash—end of period	$44.4	$204.7
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$22.8	$6.5
Income taxes, net	2.3	1.9
Noncash investing activities:
Asset additions under operating leases	6.1	0.4
Asset additions under finance leases and sale-leasebacks	1.7	0.1

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43.3	$61.4
Restricted cash	1.1	1.1
Receivables less provisions of $2.1 at March 31, 2021 and $1.7 at December 31, 2020	544.1	378.9
Inventories	617.2	604.5
Prepaid expenses and other current assets	89.4	57.5
Total current assets	1,295.1	1,103.4
Property, plant, and equipment, at cost	819.1	822.9
Less: Accumulated depreciation	407.2	401.1
Property, plant, and equipment, net	411.9	421.8
Operating lease assets	110.6	108.3
Other intangible assets	42.2	43.2
Goodwill	121.2	120.3
Deferred charges and other assets	5.2	5.1
Total assets	$1,986.2	$1,802.1
Liabilities
Current liabilities:
Accounts payable	$493.2	$365.1
Salaries, wages, and commissions	62.7	43.1
Other accrued liabilities	98.9	78.3
Short-term debt	18.1	13.8
Current portion of operating lease liabilities	21.8	20.7
Current portion of deferred employee benefits	6.6	6.6
Total current liabilities	701.3	527.6
Long-term debt	723.3	726.2
Deferred employee benefits	211.6	231.6
Noncurrent operating lease liabilities	92.3	93.0
Deferred income taxes	63.3	58.2
Other noncurrent liabilities	19.7	20.4
Total liabilities	1,811.5	1,657.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,329,897 shares issued at March 31, 2021 and December 31, 2020	0.4	0.4
Capital in excess of par value	384.7	383.1
Retained earnings	59.1	33.8
Treasury stock at cost – Common stock of 212,500 shares at March 31, 2021 and December 31, 2020	(6.6)	(6.6)
Accumulated other comprehensive loss	(269.4)	(271.9)
Total Ryerson Holding Corporation stockholders’ equity	168.2	138.8
Noncontrolling interest	6.5	6.3
Total equity	174.7	145.1
Total liabilities and equity	$1,986.2	$1,802.1

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. We adopted this guidance as of January 1, 2021 and there was no impact to our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

No accounting pronouncements have been issued that we have not yet adopted.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$43.3	$61.4
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$44.4	$62.5

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2021 and December 31, 2020 as follows:

	March 31,	December 31,
	2021	2020
	(In millions)
In process and finished products	$617.2	$604.5

If current cost had been used to value inventories, such inventories would have been $21 million higher and $63 million lower than reported at March 31, 2021 and December 31, 2020, respectively. Approximately 90% and 91% of inventories are accounted for under the LIFO method at March 31, 2021 and December 31, 2020, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $6.0 million and $4.8 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 5: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2032 and finance leases expiring at various times through 2027.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
Leases	Balance Sheet Location	2021	2020
		(In millions)
Assets
Operating lease assets	Operating lease assets	$110.6	$108.3
Finance lease assets	Property, plant, and equipment, net(a)	41.0	45.5
Total lease assets		$151.6	$153.8
Liabilities
Current
Operating	Current portion of operating lease liabilities	$21.8	$20.7
Finance	Other accrued liabilities	8.5	9.0
Noncurrent
Operating	Noncurrent operating lease liabilities	92.3	93.0
Finance	Other noncurrent liabilities	13.8	14.3
Total lease liabilities		$136.4	$137.0

(a)	Finance lease assets were recorded net of accumulated amortization of $20.5 million and $21.0 million as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Lease Expense	Location of Lease Expense Recognized in Income	2021	2020
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$6.2	$6.0
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.5	1.6
Interest on lease liabilities	Interest and other expense on debt	0.2	0.3
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.8	0.8
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.5	0.8
Total lease expense		$9.2	$9.5

The following table presents maturity analysis of lease liabilities at March 31, 2021:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2021	$19.0	$7.2
2022	22.5	6.9
2023	17.9	4.4
2024	16.5	3.5
2025	12.9	1.1
After 2025	39.3	0.6
Total lease payments	128.1	23.7
Less: Interest(b)	(14.0)	(1.4)
Present value of lease liabilities(c)	$114.1	$22.3

(a)	There were no operating leases with options to extend lease terms that are reasonably certain of being exercised or operating leases signed but not yet commenced.
(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $21.8 million for operating leases and $8.5 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
Lease Term and Discount Rate	2021	2020

Weighted-average remaining lease term (years)
Operating leases	7.0	7.3
Finance leases	2.9	2.8
Weighted-average discount rate
Operating leases	3.3%	3.4%
Finance leases	4.2%	4.4%

Information reported in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
Other Information	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.8	$6.2
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	2.5	3.4
Assets obtained in exchange for lease obligations:
Operating leases	6.1	0.4
Finance leases	1.7	0.1

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $121.2 million and $120.3 million at March 31, 2021 and December 31, 2020, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2020, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Our Critical Accounting Policies and Estimates for goodwill and intangibles assets are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We continue to monitor the significant global economic uncertainty as a result of the COVID-19 pandemic to assess the outlook for demand for our products and the impact on our business and our overall financial performance. A lack of further recovery or a deterioration in current market conditions, a trend of weaker than expected financial performance in our business, or a lack of further recovery or a decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In millions)
Ryerson Credit Facility	$282.0	$285.0
8.50% Senior Secured Notes due 2028	450.0	450.0
Foreign debt	16.3	12.1
Other debt	7.4	7.8
Unamortized debt issuance costs and discounts	(14.3)	(14.9)
Total debt	741.4	740.0
Less: Short-term foreign debt	16.3	12.1
Less: Other short-term debt	1.8	1.7
Total long-term debt	$723.3	$726.2

Ryerson Credit Facility

On November 16, 2016, Ryerson entered into an amendment with respect to its $1.0 billion revolving credit facility (as amended, the “Old Credit Facility”), to reduce the total facility size from $1.0 billion to $750 million, reduce the interest rate on outstanding borrowings by 25 basis points, reduce commitment fees on amounts not borrowed by 2.5 basis points, and to extend the maturity date to November 16, 2021. The Old Credit Facility was amended a second time on June 28, 2018, to increase the facility size from $750 million to $1.0 billion. On September 23, 2019, a third amendment was entered into to supplement the facility and add a U.S. “first-in, last-out” sub-facility of $67.9 million (the “Old FILO Facility”). The Old FILO Facility was equal in subordination with the other borrowings under the revolving credit facility and matured as of June 30, 2020. The Old FILO Facility supplemented our borrowing capacity by providing additional collateral on eligible accounts receivable and inventory. On November 5, 2020, Ryerson entered into a fourth amendment to extend the maturity date to November 5, 2025 (as amended, the “Ryerson Credit Facility” or “Credit Facility”). The aggregate facility size of $1.0 billion remained unchanged. The fourth amendment also added the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after November 5, 2020.

At March 31, 2021, Ryerson had $282 million of outstanding borrowings, $11 million of letters of credit issued, and $509 million available under the Ryerson Credit Facility compared to $285 million of outstanding borrowings, $11 million of letters of credit issued, and $277 million available at December 31, 2020. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 2.7% and 2.9% at March 31, 2021 and December 31, 2020, respectively.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 8.50% senior secured notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 11.0% Senior Secured Notes due 2022 (the “2022 Notes”) and (ii) pay related transaction fees, expenses, and premiums.  During the fourth quarter of 2020, a principal amount of $50.0 million of the 2028 Notes was redeemed for $51.5 million and retired. As a result, $450 million in aggregate principal amount remained outstanding at March 31, 2021.

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

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company recorded the embedded derivative as of December 31, 2020 based on a fair value of $2.3 million within other current assets in the Condensed Consolidated Balance Sheet.  As of March 31, 2021, the fair value was determined to be $2.6 million with the change of $0.3 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 10: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

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

Foreign Debt

At March 31, 2021, Ryerson China’s foreign borrowings were $16.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.8% per annum and secured by inventory and property, plant, and equipment. At December 31, 2020, Ryerson China’s foreign borrowings were $12.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $31 million and $35 million at March 31, 2021 and December 31, 2020, respectively.  Letters of credit issued by our foreign subsidiaries were $5 million and $6 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost (credit) for the three months ended March 31, 2021 and 2020 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.9	$0.8	$0.1	$0.1
Interest cost	3.0	5.2	0.3	0.4
Expected return on assets	(5.9)	(8.1)	—	—
Settlement charge	0.2	0.4	—	—
Recognized actuarial (gain) loss	3.9	4.2	(1.5)	(1.7)
Amortization of prior service credit	—	—	(0.1)	(0.5)
Net periodic benefit cost (credit)	$2.1	$2.5	$(1.2)	$(1.7)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $17 million to the pension plan funds through the three months ended March 31, 2021, and anticipates that it will have a minimum required pension contribution funding of approximately $5 million for the remaining nine months of 2021. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. We will continue to monitor and updated our expected future contributions as further guidance related to ARPA is released.

NOTE 9: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. In a change from its prior stance, at a December 4, 2018 meeting with the Portland Harbor Participation and Common Interest Group (“PCI Group”), of which JTR is a member, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the original ROD within the next two to three years. The EPA also indicated that it expected allocation of amounts among the parties to be determined in the same two to three-year time frame. The EPA invited certain PRPs to a May 2, 2019 meeting to discuss starting the remedial design process. The EPA did not include JT Ryerson in those meetings.

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design.  Included in those meetings was Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. The EPA did not include JT Ryerson in those meetings. Schnitzer’s 2020 disclosures acknowledged that Schnitzer is the legal successor to the prior operators (including JT Ryerson) in the designated area. On February 12, 2021, the EPA announced that one hundred percent (100%) of the PHS Site is now in the active remedial design phase.

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

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress and is expected to be completed in the summer of 2021. Once the cost estimates are completed, the voting parties of the PCI Group (which does not include JTR) will likely begin the advocacy process, which is anticipated to be completed sometime in 2022. Once the advocacy process is completed, the Allocation Team will prepare a proposed allocation of costs after which the eventual mediation process in which JTR can participate will likely commence. This is also currently anticipated to occur sometime in 2022 or 2023.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2021 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Old Credit Facility, however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swaps as of March 31, 2021 was a net liability of $3.4 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The Company has made an accounting policy election to offset the fair value of derivative liabilities with related cash collateral. As of March 31, 2021, and December 31, 2020, the Company had a cash balance of zero held by the counterparty.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

In connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Condensed Consolidated Balance Sheet, with the offset to other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income, see Note 7: Long-term debt, for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$31.4	$16.0	Other accrued liabilities	$36.9	$11.9
2028 Notes embedded derivative	Prepaid expenses and other current assets	2.6	2.3	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	0.1	0.2
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	3.4	4.0
Total derivatives		$34.0	$18.3		$40.4	$16.1

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2021 and December 31, 2020:

	Notional Amount
Derivative Instruments	At March 31, 2021	At December 31, 2020	Unit of Measurement
Hot roll coil swap contracts	133,059	125,220	Tons
Aluminum swap contracts	15,676	20,264	Tons
Nickel swap contracts	638	345	Tons
Foreign currency exchange contracts	4.8 million	7.4 million	U.S. dollars
Interest rate swap contracts	160 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020:

		Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Three Months Ended March 31,		Three Months Ended March 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2021	2020	2021	2020
Metal commodity contracts	Cost of materials sold	$(10.7)	$(2.0)	$—	$—
2028 Notes embedded derivative	Other income and (expense), net	0.3	—	—	—
Foreign exchange contracts	Other income and (expense), net	0.1	0.2	—	—
Interest rate swaps	Interest and other expense on debt	—	—	(0.5)	—
Total		$(10.3)	$(1.8)	$(0.5)	$—

As of March 31, 2021, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.2 million.

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31,
under ASC 815	on Derivatives	2021	2020
		(In millions)
Interest rate swaps	Interest and other expense on debt	$—	$(0.1)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2021:

	At March 31, 2021
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$31.4	$—
2028 Notes embedded derivative	—	—	2.6
Total derivatives	$—	$31.4	$2.6
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$36.9	$—
Foreign exchange contracts	—	0.1	—
Interest rate swaps	—	3.4	—
Total derivatives	$—	$40.4	$—

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

The fair value of each commodity, diesel fuel, and swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, diesel fuel, iron ore, nickel, and aluminum prices for varying time periods. The fair value of hot roll coil, diesel fuel, iron ore, nickel, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel), the Singapore Exchange (iron ore), and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs).  The embedded derivative asset balance as of March 31, 2021 and December 31, 2020 was $2.6 million and $2.3 million, respectively. For the three months ended March 31, 2021, a gain of $0.3 million was recorded within other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income. Changes to the projections made by the Company’s management after March 31, 2021 can affect the future value of this asset.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes embedded derivative
(in millions)
As of January 1, 2021	$2.3
Unrealized gain recorded in net income	0.3
As of March 31, 2021	$2.6

The carrying and estimated fair values of our financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	At March 31, 2021		At December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$43.3	$43.3	$61.4	$61.4
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provisions	544.1	544.1	378.9	378.9
Accounts payable	493.2	493.2	365.1	365.1
Long-term debt, including current portion	741.4	796.2	740.0	800.3

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

NOTE 11: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	213	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	213	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	$0.4	213	$(6.6)	$381.8	$116.0	$(57.1)	$(251.3)	$(3.8)	$6.0	$185.4

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2021	$(47.0)	$(221.8)	$(3.1)
Other comprehensive income before reclassifications	0.1	—	—
Amounts reclassified from accumulated other comprehensive income into net income	—	2.0	0.4
Net current-period other comprehensive income	0.1	2.0	0.4
Balance at March 31, 2021	$(46.9)	$(219.8)	$(2.7)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Consolidated
Details about Accumulated Other	March 31, 2021	March 31, 2020	Statements of
Comprehensive Income (Loss) Components	(In millions)		Operations / Consolidated Balance Sheets
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.4	$2.5	Other income and (expense), net
Pension settlement	0.2	0.4	Other income and (expense), net
Prior service credits	(0.1)	(0.5)	Other income and (expense), net
Total before tax	2.5	2.4
Tax benefit	(0.5)	(0.6)
Net of tax	$2.0	$1.8
Cash flow hedge - Interest rate swap
Realized swap interest (prior to de-designation)	$—	$0.1	Interest and other expense on debt
Realized swap interest (subsequent to de-designation)	0.5	—	Interest and other expense on debt
Tax benefit	(0.1)	—
Net of tax	$0.4	$0.1

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2021	2020
Carbon Steel Flat	29%	25%
Carbon Steel Plate	9	10
Carbon Steel Long	14	16
Stainless Steel Flat	17	16
Stainless Steel Plate	5	5
Stainless Steel Long	4	5
Aluminum Flat	14	14
Aluminum Plate	2	3
Aluminum Long	4	5
Other	2	1
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2021	2020
Net Sales	(In millions)
United States	1,025.7	$913.5
Foreign countries	121.6	96.8
Total	$1,147.3	$1,010.3

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2021	2020
Revenue on products with an alternative use	90%	88%
Revenue on products with no alternative use	10	12
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $546.2 million and $380.7 million as of March 31, 2021 and December 31, 2020, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2021	$10.8	$10.8
Contract liability satisfied during the period	—	(4.1)
Contract liability incurred during the period	—	5.8
Net change in contract assets and liabilities for products with no alternative use during the period	1.4	—
Changes to reserves	0.6	0.1
Ending Balance at March 31, 2021	$12.8	$12.6

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

The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information, payment history, and the current economic and industry environments. The Company’s credit loss reserve consists of two parts: a) a provision for estimated credit losses based on historical experience and b) a reserve for specific customer collection issues that the Company has identified. Estimation of credit losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We have reviewed recent events and circumstances due to the ongoing COVID-19 pandemic in relation to our provision for credit losses and have not made any material adjustments as of March 31, 2021.

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of March 31, 2021:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2021	$1.7
Current period provision	0.5
Write-offs charged against allowance	(0.2)
Recoveries	0.1
Balance at March 31, 2021	$2.1

NOTE 14: INCOME TAXES

For the three months ended March 31, 2021, the Company recorded income tax expense of $7.6 million compared to $2.9 million in the prior year. The tax expense for the three months ended March 31, 2021 and 2020 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The higher effective tax rate in the first three months of 2021 is primarily a result of the significant changes in actual and forecasted earnings between the two periods as business conditions begin to return to pre-pandemic levels.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $6.2 million at March 31, 2021 and $6.6 million December 31, 2020.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-months ended March 31, 2021 and 2020, we have included a tax expense of $0.1 million and $1.2 million, respectively, related to GILTI as part of our tax provision.

The Company accounts for uncertain income tax positions in accordance with ASC 740.  We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes in the first quarter of 2021 were recorded, therefore, the balance of $1.7 million at December 31, 2020 remains unchanged.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2021	2020
	(In millions, except share and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$25.3	$16.4
Denominator:
Weighted average shares outstanding	38,117,397	37,783,761
Dilutive effect of stock-based awards	523,052	441,568
Weighted average shares outstanding adjusted for dilutive securities	38,640,449	38,225,329

Earnings per share
Basic	$0.66	$0.43
Diluted	$0.66	$0.43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form    10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2020 in our Annual Report on Form 10-K filed on February 24, 2021.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first three months of 2021, Ryerson experienced stronger pricing and weaker demand compared to the three-month period ended March 31, 2020, with average selling prices 18.4% higher and shipments 4.1% lower, reflective of the improved commodity environment and still recovering demand fundamentals. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

Key industry indicators that reported weakness as demand conditions were impacted by temporary customer closures as a result of the COVID-19 pandemic showed continued improvement in the first quarter of 2021. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in January, February and March with readings above 50%, indicating general expansion in factory activity and marking 10 consecutive months of expanding activity. Additionally, after 18 months of contraction, U.S. Industrial Production increased in March 2021 compared to March 2020 by 1.0%, illustrating improved conditions.

According to the Metal Service Center Institute, North American service center volumes declined by 1.2% in the first three months of 2021 compared to the first three months of 2020. On a North American basis, Ryerson experienced demand contraction more severe than the industry, with tons sold down by 6.1% over the same period. Year-over-year North American demand softness was experienced most strongly in food & agriculture, industrial equipment, metal fabrication & machine shop and oil & gas sectors. At the same time, the sectors with the strongest North American year-over-year growth were HVAC, consumer durable and construction.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government over a year ago. As of the date of this filing, and COVID-19 continues to be a substantial risk factor for business operations and the Company continues to monitor and address these risks and uncertainties as conditions develop. While we are encouraged by U.S. vaccination rates, we note recent national and international trends and confirmed cases, and therefore remain committed to our implemented policies and procedures to continue protecting the health and welfare of our employees first and foremost while operating as an essential business.

Led by our dedicated COVID-19 response team, we continue to follow the United States Centers for Disease Control and Prevention and other relevant local guidance in the U.S., as well as corresponding authorities in Canada, Mexico, and China, carefully monitoring COVID-19 data in the areas in which we operate, and continue to be both safe and nimble in executing our internal response. We remain committed to operating our business under COVID-19 safety policies until we are certain that related risks have subsided. To support the sustainability of current circumstances, we are supporting our workforce beyond contraction prevention by reinforcing the importance of mental health and promoting the use of existing benefits such as prescription delivery and telemedicine. Further, we have encouraged our workforce to receive the flu and COVID-19 vaccines, and in some locations we have provided the opportunity to receive the COVID-19 vaccine on-site.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government and state and local government officials to prevent disease spread, all of which are uncertain and cannot be predicted. At this time, our business and the business of our customers continue to be impacted by economic pressures as well as supply chain disruptions and tightness stemming from COVID-19. This is perpetuated by increasing demand momentum, and the ultimate impact of COVID-19 remains uncertain.

The Company continues to closely monitor its liquidity position as market conditions improve. Specifically, we continue to actively manage relationships with our customers and vendors to ensure that we balance our receivables and payables cycles, conduct receivables risk assessments, limit discretionary spending and non-essential travel, and have contingency plans in place to reduce costs while supporting business operations should conditions decline. Due to our effective cash management actions and the strong commodity pricing environment, as of March 31, 2021, Ryerson had liquidity of $583 million, composed of $540 million of availability under the Ryerson Credit Facility and foreign debt facilities, and $43 million of cash and cash equivalents.

Q1 2021 vs. Q1 2020 Performance Highlights

$1.15B	17.2%		$25M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
14% increase		220 bps decrease	$9M increase
$0.66	$0.26		($47M)
Diluted EPS	Diluted Adj. EPS*		Cash from Operating Activities
$0.23 increase		$0.15 decrease	$120M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson achieved revenues of $1.15 billion in the first quarter of 2021, an increase of 13.6% compared to $1.01 billion for the first quarter of 2020, with average selling prices 18.4% higher and tons shipped 4.1% lower. Gross margin contracted to 17.2% due to higher cost of goods sold recognition, compared to 19.4% for the first quarter of 2020. Included in first quarter of 2021 cost of materials sold was LIFO expense of $83.8 million, compared to LIFO income of $20.2 million in the first quarter of 2020. Net income attributable to Ryerson Holding Corporation was $25.3 million, or earnings of $0.66 per diluted share, in the first quarter of 2021 compared to $16.4 million of net income attributable to Ryerson Holding Corporation, or $0.43 per diluted share, for the first quarter of 2020.

To provide greater insight into the Company’s first quarter 2021 operating trends apart from the quarter’s one-time transactions, Ryerson provides adjusted net income and diluted adjusted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or earnings per share determined in accordance with GAAP.  Illustrated in the below table, first quarter 2021 net income attributable to Ryerson of

$25.3 million includes a gain of $20.3 million generated from the sale of the Renton, Washington facility. After adjusting for this non-core business transaction and the related income tax provision, the adjusted net income attributable to Ryerson for the first quarter of 2021 is $10.2 million, a decrease of $5.6 million compared to the year-ago adjusted net income attributable to Ryerson of $15.8 million which included an adjustment for a gain on retirement of debt related to repurchases of the then 11.00% Senior Secured Notes due 2022 (the “2022 Notes”) and related income taxes.

(Dollars and shares in millions, except per share data)	Q1 2021	Q1 2020
Net income attributable to Ryerson Holding Corporation	$25.3	$16.4
Gain on sale of assets	(20.3)	—
Gain on retirement of debt	—	(0.8)
Provision for income taxes	5.2	0.2
Adjusted net income attributable to Ryerson Holding Corporation	$10.2	$15.8
Diluted earnings per share	$0.66	$0.43
Diluted adjusted earnings per share	0.26	0.41
Shares outstanding – diluted	38.6	38.2

Recent Developments

On March 31, 2021, President Biden introduced the American Jobs Plan, a broad $2 trillion, 8-year infrastructure plan. This plan is largely viewed as an opening bid as Congress starts the formal process of developing infrastructure spending legislation. To offset some of the plan’s costs, the Biden Administration proposed a series of tax changes including raising the corporate tax rate to 28%. While changes to corporate taxation, including a higher corporate income tax rate, would adversely affect the Company, we believe the additional government spending on infrastructure projects contemplated under the American Jobs Plan, as proposed, may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we would anticipate that the Jobs Plan would be beneficial to the Company, but ultimately the impact on the Company’s operations and ability to attract new business and retain existing customers is unclear. The prospects for this proposal also remain unclear.

On April 22, 2021, the U.S. International Trade Commission (“USITC”) confirmed the Department of Commerce’s affirmative antidumping duty determinations and injury determinations regarding US imports of common alloy aluminum sheet. As a result, the USITC will issue final antidumping duty orders on U.S. imports of common alloy aluminum sheet from the following sixteen countries: Bahrain, Brazil, Croatia, Egypt, Germany, India, Indonesia, Italy, Oman, Romania, Serbia, Slovenia, South Africa, Spain, Taiwan, and Turkey. Antidumping rates differ greatly depending on country of origin and producing mill and range from the low single digits to as high as 243%. Ryerson anticipates that the actions of the USITC will support the prices of domestically produced aluminum sheet and therefore benefit the Company’s average selling prices.

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 (“Section 232”) of the Trade Expansion Act. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process. These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. The removal of the Section 232 tariffs could lead to increased levels of imported metals into the U.S. and result in domestic steel producers decreasing the prices of the metals they sell. A rapid decline in metal prices from current levels could result in a significant adverse effect on our revenues, gross profit, and net income. With the current supply constraints and the new administration in the White House, the removal of the Section 232 tariffs is still uncertain.

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

Results of Operations — Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,147.3	100.0%	$1,010.3	100.0%
Cost of materials sold	949.4	82.8	814.5	80.6
Gross profit	197.9	17.2	195.8	19.4
Warehousing, delivery, selling, general, and administrative expenses	171.8	15.0	155.7	15.4
Gain on sale of assets	(20.3)	(1.8)	—	—
Operating profit	46.4	4.0	40.1	4.0
Other (expenses) and income	(13.2)	(1.1)	(20.8)	(2.1)
Income before income taxes	33.2	2.9	19.3	1.9
Provision for income taxes	7.6	0.7	2.9	0.3
Net income	25.6	2.2	16.4	1.6
Less: Net income attributable to noncontrolling interest	0.3	—	—	—
Net income attributable to Ryerson Holding Corporation	$25.3	2.2%	$16.4	1.6%
Basic earnings per share	$0.66		$0.43
Diluted earnings per share	$0.66		$0.43

Net sales

The following charts show the Company’s percentage of sales by major product lines for the three months ended March 31, 2021 and 2020:

	March 31,		Dollar	Percentage
	2021	2020	change	change
	($ in millions)
Net sales	$1,147.3	$1,010.3	$137.0	13.6%

	March 31,		Tons	Percentage
	2021	2020	change	change
	(in thousands)
Tons sold	543	566	(23)	(4.1)%

	March 31,		Price	Percentage
	2021	2020	change	change
Average selling price per ton sold	$2,113	$1,785	$328	18.4%

Revenue for the three-month period ended March 31, 2021 increased from the same period a year ago reflecting metals market business conditions that began to improve in the second half of 2020 after declining sharply at the beginning of the global outbreak of COVID-19. Compared to the year ago period, average selling price increased for all of our product lines in the three-month period ended March 31, 2021 with the largest increases in our carbon flat, carbon plate, and stainless plate products. Tons sold decreased in the three-month period ended March 31, 2021 overall, with decreases in our carbon plate, carbon long, and stainless plate product lines, partially offset by increases from our aluminum flat and carbon flat product lines.

Cost of materials sold

	March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$949.4	82.8%	$814.5	80.6%	$134.9	16.6%

	March 31,		Cost	Percentage
	2021	2020	change	change
Average cost of materials sold per ton sold	$1,748	$1,439	$309	21.5%

The increase in cost of materials sold in the three-month period ended March 31, 2021 compared to the year ago period is primarily due to the increase in average cost of materials sold per ton, partially offset by the decrease in tons sold. The average cost of materials sold increased across all product lines with the largest increase in our carbon plate, carbon flat, and stainless plate product lines during the three-month period ended March 31, 2021. During the first quarter of 2021, LIFO expense was $83.8 million compared to LIFO income of $20.2 million in the first quarter of 2020.

Gross profit

	March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$197.9	17.2%	$195.8	19.4%	$2.1	1.1%

Gross profit was relatively unchanged in the three-month period ended March 31, 2021 compared to the year ago period as the increase in average selling price was offset by the increase in the average cost of materials sold. While the average selling price per ton sold increased in the three months period ended March 31, 2021 as compared to the three months ended March 31, 2020, average cost of materials sold per ton sold increased at a faster pace resulting in a decrease in gross margin.

Operating expenses

	March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$171.8	15.0%	$155.7	15.4%	$16.1	10.3%
Gain on sale of assets	$(20.3)	(1.8)%	$—	—	$(20.3)	—

Total operating expenses decreased in the three-month period ended March 31, 2021 compared to the year ago period primarily due to a gain on sale of assets of $20.3 million recognized from the sale and leaseback of our Renton, Washington facility in the first quarter of 2021, a decrease in salary and wages of $6.0 million as workforce reductions in 2020 resulted in a lower headcount, and a decrease in selling, general, and administrative costs of $2.8 million mainly from the lower travel and entertainment expenses. Partially offsetting the decreases were a $20.6 million increase in incentive compensation, higher benefit costs of $3.0 million mainly resulting from higher medical costs, and higher operating supplies of $0.9 million.

Operating profit

	March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$46.4	4.0%	$40.1	4.0%	$6.3	15.7%

Our operating profit increased in the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020, primarily due to the decrease in operating expenses discussed above.

Other expenses

	March 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(13.5)	(1.2)%	$(21.7)	(2.1)%	$(8.2)	(37.8)%
Other income and (expense), net	$0.3	0.1%	$0.9	—	$(0.6)	(66.7)%

Interest and other expense on debt decreased in the three-month period ended March 31, 2021 compared to the year ago period primarily due to the redemption of our 2022 Notes which had an outstanding balance of $533.3 million at March 31, 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of the 8.50% Senior Secured Notes due 2028 (the “2028 Notes”). In October 2020, $50.0 million of the 2028 Notes were redeemed. In addition, interest and other expense on debt was lower in the three-month period ended March 31, 2021 due to a lower level of Credit Facility borrowings outstanding compared to the year ago period related to lower working capital requirements during 2021 and lower interest rates on credit facility borrowings. In addition, Credit Facility borrowings were at a lower level at March 31, 2021 compared to a year ago when excess funds were borrowed to maintain access to cash during the COVID-19 pandemic. The other income in the first quarter of 2021 includes a $0.3 million gain resulted from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes. The other income in the first quarter of 2020 includes a $0.8 million gain on the repurchase of the 2022 Notes.

Provision for income taxes. In the first quarter of 2021, the Company recorded income tax expense of $7.6 million compared to $2.9 million in the first quarter of 2020. The income tax recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share were $0.66 in the first quarter of 2021 compared to $0.43 in the first quarter of 2020. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Cash Flows

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $40 million as of December 31, 2020 and $20 million as of March 31, 2021. Accordingly, we had cash and cash equivalents of $43.3 million at March 31, 2021, compared to $61.4 million at December 31, 2020. Our total debt outstanding at March 31, 2021 increased slightly to $741 million compared to $740 million total debt outstanding at December 31, 2020. We had a debt-to-capitalization ratio of 81% and 84% at March 31, 2021 and at December 31, 2020 respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $583 million at March 31, 2021 versus $373 million at December 31, 2020. Our net debt (defined as total debt less cash and cash equivalents) was $698 million and $679 million at March 31, 2021 and December 31, 2020, respectively. Total liquidity and net debt are not GAAP financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2021	December 31, 2020
	(In millions)

Cash and cash equivalents	$43	$61
Availability under Ryerson Credit Facility and foreign debt facilities	540	312
Total liquidity	$583	$373

Below is a reconciliation of total debt to net debt:

	March 31, 2021	December 31, 2020
	(In millions)

Total debt	$741	$740
Less: cash and cash equivalents	(43)	(61)
Net debt	$698	$679

Of the total cash and cash equivalents, as of March 31, 2021, $14.1 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income	$25.6	$16.4
Depreciation and amortization	13.6	13.3
Deferred income taxes	4.5	14.6
Gain on sale of assets	(20.3)	—
Change in operating assets and liabilities:
Receivables	(165.2)	(69.4)
Inventories	(12.3)	(4.1)
Accounts payable	118.5	98.5
Accrued liabilities	13.0	16.1
Deferred employee benefit costs	(18.0)	(7.7)
Other operating asset and liability balances	(19.2)	(9.1)
All other operating cash flows	12.5	4.2
Net cash provided by (used in) operating activities	(47.3)	72.8
Capital expenditures	(6.5)	(6.9)
Proceeds from sale of property, plant, and equipment	29.0	—
All other investing cash flows	(0.5)	—
Net cash provided by (used in) investing activities	22.0	(6.9)
Repayment of debt	(0.4)	(54.2)
Net proceeds of short-term borrowings	1.2	168.2
Net increase (decrease) in book overdrafts	9.4	(31.2)
All other financing cash flows	(2.6)	(3.4)
Net cash provided by financing activities	7.6	79.4
Effect of exchange rates on cash and cash equivalents	(0.4)	(0.4)
Net increase (decrease) in cash and cash equivalents	$(18.1)	$144.9

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. The increase in accounts receivable in both first quarter periods is the result of higher sales levels during the second half of the first quarter compared to the second half of the fourth quarter of the prior year. Inventory levels did not increase significantly in the first quarter of 2021 as stronger metals market conditions were offset by supply constraints in replacing tons in inventory. The increase in accounts payable at the end of the first quarter in both periods is related to increased purchases and operating activities in the first quarter associated with increased sales compared to the fourth quarter of the prior year.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have decreased slightly year-over-year to $6.5 million for the first three months of 2021 compared to $6.9 million in the first three months of 2020. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $29.0 million during the first three months of 2021.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on its Credit Facility. Net cash provided by financing activities in the first three months of 2021 was $7.6 million compared to $79.4 million in the first three months of 2020. Net cash provided by financing activities in the first three months of 2021 was primarily related to an increase in book overdrafts of $9.4 million. Net cash provided by financing activities in the first three months of 2020 was primarily related to approximately $166 million of additional funds borrowed at March 31, 2020 to maintain access to cash during the COVID-19 pandemic, partially offset by the repurchase of $54.2 million of our 2022 Notes and a decrease in book overdrafts of $31.2 million in the first quarter of 2020.

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

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $16 million as of March 31, 2021. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $741.4 million at March 31, 2021 from $740.0 million at December 31, 2020, mainly due to the net cash used in operating activities in the first three months of 2021, partially offset by a reduction in cash on hand to lower debt balances as well as cash generated from asset sale proceeds.

Total debt outstanding as of March 31, 2021 consisted of the following amounts: $282.0 million borrowings under the Ryerson Credit Facility, $450.0 million under the 2028 Notes, $16.3 million of foreign debt, and $7.4 million of other debt, less $14.3 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to the Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2020, pension liabilities exceeded plan assets by $154 million. Through the three months ended March 31, 2021, we have made $17 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $5 million in the remaining nine months of 2021 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. We will continue to monitor and update our expected contributions as further guidance related to ARPA is released. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

As financial markets continue to stabilize from the negative effects of COVID-19, the return on our pension assets continue to be impacted. Changes in returns on plan assets may affect our plan funding, cash flows, and financial condition. Differences between actual plan asset returns and the expected long-term rate of return on plan assets impact the measurement of the following year’s pension expense and pension funding requirements. However, we believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2021.

Material Cash Requirements

The Company expects to make approximately $756 million in principal payments to satisfy its debt obligations, consisting of $16 million in foreign debt coming due within a year, $8 million of other debt coming due between 2021 through 2024, $282 million for the Ryerson Credit Facility coming due in 2025, and $450 million for the 2028 Notes due in 2028. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long Term Debt for further information.

The Company expects to pay approximately $47 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $271 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swap.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2032, and finance leases expiring at various times through 2027. The total amount of future lease payments is estimated to be $152 million with $34 million for the next 12 months. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 5: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of March 31, 2021, we had outstanding purchase obligations of approximately $34 million expiring within a year.

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

We anticipate that certain statutes of limitation will close within the next twelve months resulting in the reduction of $0.7 million in the reserve for uncertain tax benefits related to various intercompany transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $796.2 million at March 31, 2021 and $800.3 million at December 31, 2020 as compared with the carrying value of $741.4 million and $740.0 million at March 31, 2021 and December 31, 2020, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2021, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of March 31, 2021 was a net liability of $3.4 million. The Company recognized a gain of $0.6 million related to mark-to-market changes and interest expense of $0.6 million in current earnings for three months ended March 31, 2021. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the three-month period ended March 31, 2021 into earnings was a loss of $0.5 million.

After considering the effects of our interest rate swaps, 81% of our debt was at fixed interest rates as of March 31, 2021. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first three months of 2021 by approximately $1.9 million

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $4.8 million outstanding at March 31, 2021 and a net liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2021, the Company recognized a $0.1 million loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2021 would increase or decrease the fair value of the foreign currency contracts by $0.5 million and $0.6 million, respectively.

The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the condensed consolidated statements of comprehensive income until there is a liquidation or sale of those foreign subsidiaries.

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

As of March 31, 2021, we had 133,059 tons of hot roll coil swaps contracts with a net liability value of $12.6 million, 15,676 tons of aluminum swap contracts with a net asset value of $6.1 million, and 638 tons of nickel swap contracts with a net asset value of $1.0 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2021, the Company recognized a loss of $10.7 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2021 would increase or decrease the fair value of commodity derivative contracts by $1.8 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings as of March 31, 2021, please refer to Note 9 – “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

Except for the risk factors below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The non-guarantor subsidiaries represented, respectively, 10.6% and 20.8% of our net sales and EBITDA for the three months ended March 31, 2021. In addition, these non-guarantor subsidiaries represented respectively, 12.7% and 8.1% of our assets and liabilities, as of March 31, 2021.

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

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.1	Ryerson Holding Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*

Written Statement of James J. Claussen, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 5, 2021