Form 10-Q
period 2021-06-30
Ryerson Holding Corp
filed 2021-08-04
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 38,474,594 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,419.0	$771.8	$2,566.3	$1,782.1
Cost of materials sold	1,162.0	656.3	2,111.4	1,470.8
Gross profit	257.0	115.5	454.9	311.3
Warehousing, delivery, selling, general, and administrative	178.3	124.1	350.1	279.8
Gain on sale of assets	(87.4)	—	(107.7)	—
Restructuring and other charges	—	2.0	—	2.0
Operating profit (loss)	166.1	(10.6)	212.5	29.5
Other income and (expense), net	(0.7)	(0.1)	(0.4)	0.8
Interest and other expense on debt	(13.6)	(19.3)	(27.1)	(41.0)
Income (loss) before income taxes	151.8	(30.0)	185.0	(10.7)
Provision (benefit) for income taxes	38.5	(4.5)	46.1	(1.6)
Net income (loss)	113.3	(25.5)	138.9	(9.1)
Less: Net income attributable to noncontrolling interest	0.4	0.1	0.7	0.1
Net income (loss) attributable to Ryerson Holding Corporation	$112.9	$(25.6)	$138.2	$(9.2)
Comprehensive income (loss)	$117.3	$(21.9)	$145.3	$(15.7)
Less: Comprehensive income attributable to noncontrolling interest	0.5	—	0.7	—
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$116.8	$(21.9)	$144.6	$(15.7)
Basic earnings (loss) per share	$2.94	$(0.67)	$3.61	$(0.24)
Diluted earnings (loss) per share	$2.91	$(0.67)	$3.57	$(0.24)

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$138.9	$(9.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26.7	26.9
Stock-based compensation	3.1	1.0
Deferred income taxes	29.1	11.5
Provision for allowances, claims, and doubtful accounts	2.3	(0.6)
Restructuring and other charges	—	2.0
Gain on sale of assets	(107.7)	—
Pension settlement charge	0.4	1.1
Gain on retirement of debt	—	(0.9)
Non-cash (gain) loss from derivatives	40.4	(1.7)
Other items	(0.1)	—
Change in operating assets and liabilities:
Receivables	(275.9)	50.5
Inventories	(109.1)	141.4
Other assets and liabilities	(21.0)	15.8
Accounts payable	200.0	(26.7)
Accrued liabilities	30.1	(11.9)
Accrued taxes payable/receivable	13.0	(14.6)
Deferred employee benefit costs	(21.3)	(8.6)
Net adjustments	(190.0)	185.2
Net cash provided by (used in) operating activities	(51.1)	176.1
Investing activities:
Capital expenditures	(13.3)	(11.8)
Proceeds from sale of property, plant, and equipment	165.9	0.1
Other items	(0.5)	—
Net cash provided by (used in) investing activities	152.1	(11.7)
Financing activities:
Repayment of debt	(0.9)	(57.5)
Net repayments of short-term borrowings	(139.6)	(21.5)
Net increase (decrease) in book overdrafts	21.6	(24.4)
Principal payments on finance lease obligations	(5.1)	(6.7)
Dividends paid to non-controlling interest	—	(0.2)
Net cash used in financing activities	(124.0)	(110.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23.0)	54.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	(2.0)
Net change in cash, cash equivalents, and restricted cash	(23.3)	52.1
Cash, cash equivalents, and restricted cash—beginning of period	62.5	59.8
Cash, cash equivalents, and restricted cash—end of period	$39.2	$111.9
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$26.2	$39.8
Income taxes, net	5.0	2.2
Noncash investing activities:
Asset additions under operating leases	103.9	0.7
Asset additions under finance leases	10.9	1.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38.1	$61.4
Restricted cash	1.1	1.1
Receivables less provisions of $2.5 at June 30, 2021 and $1.7 at December 31, 2020	655.0	378.9
Inventories	714.6	604.5
Prepaid expenses and other current assets	95.8	57.5
Total current assets	1,504.6	1,103.4
Property, plant, and equipment, at cost	748.2	822.9
Less: Accumulated depreciation	390.3	401.1
Property, plant, and equipment, net	357.9	421.8
Operating lease assets	202.7	108.3
Other intangible assets	40.6	43.2
Goodwill	121.2	120.3
Deferred charges and other assets	6.2	5.1
Total assets	$2,233.2	$1,802.1
Liabilities
Current liabilities:
Accounts payable	$587.1	$365.1
Salaries, wages, and commissions	73.6	43.1
Other accrued liabilities	155.6	78.3
Short-term debt	26.8	13.8
Current portion of operating lease liabilities	24.6	20.7
Current portion of deferred employee benefits	6.7	6.6
Total current liabilities	874.4	527.6
Long-term debt	574.1	726.2
Deferred employee benefits	206.3	231.6
Noncurrent operating lease liabilities	172.5	93.0
Deferred income taxes	88.6	58.2
Other noncurrent liabilities	23.8	20.4
Total liabilities	1,939.7	1,657.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,687,094 and 38,329,897 shares issued at June 30, 2021 and December 31, 2020, respectively	0.4	0.4
Capital in excess of par value	386.2	383.1
Retained earnings	172.0	33.8
Treasury stock at cost – Common stock of 212,500 shares at June 30, 2021 and December 31, 2020	(6.6)	(6.6)
Accumulated other comprehensive loss	(265.5)	(271.9)
Total Ryerson Holding Corporation stockholders’ equity	286.5	138.8
Noncontrolling interest	7.0	6.3
Total equity	293.5	145.1
Total liabilities and equity	$2,233.2	$1,802.1

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

We are a leading value-added processor and distributor of industrial metals with operations in the United States (“U.S.”) through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of June 30, 2021 and for the three-month and six-month periods ended June 30, 2021 and 2020 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$38.1	$61.4
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$39.2	$62.5

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2021 and December 31, 2020 as follows:

	June 30,	December 31,
	2021	2020
	(In millions)
In process and finished products	$714.6	$604.5

If current cost had been used to value inventories, such inventories would have been $126 million higher and $63 million lower than reported at June 30, 2021 and December 31, 2020, respectively. Approximately 89% and 91% of inventories are accounted for under the LIFO method at June 30, 2021 and December 31, 2020, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.0 million and $4.8 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

During the first six months of 2021, the Company completed several asset sales, in part, to generate cash proceeds that will be utilized to redeem a portion of the 8.50% senior secured notes due 2028 (the “2028 Notes”), and also in a continued effort to optimize our facility footprint. Each of these asset sales included leasebacks for varying periods of time, ranging from 21 months to 15 years, and therefore the Company recorded right of use assets of $95.1 million and lease liabilities of $86.4 million. See Note 6: Leases for further discussion of the individually significant leaseback transaction. As a result of these transactions, $65.4 million of land and building assets, net of accumulated depreciation, were sold for net cash proceeds of $163.2 million, resulting in a total gain of $107.7 million.

The Company also had normal course asset sale activity during the first six months of 2021 which generated additional cash proceeds of $2.7 million.

NOTE 6: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2036 and finance leases expiring at various times through 2027.

In June 2021, we sold and leased back a group of service center properties located in Delaware, Florida, Kentucky, Minnesota, Missouri, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia for net proceeds of approximately $104 million. The total annual rent for these properties will start at approximately $6.4 million per year, with the amount increasing by 1.5% annually over the 15-year lease term. Each lease includes two renewal options of five years each. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term.

The transaction met the requirements for sale-leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $62.5 million recorded in the Condensed Consolidated Statements of Comprehensive Income. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $84.4 million, respectively, were recorded in the Condensed Consolidated Balance Sheets.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
Leases	Balance Sheet Location	2021	2020
		(In millions)
Assets
Operating lease assets	Operating lease assets	$202.7	$108.3
Finance lease assets	Property, plant, and equipment, net(a)	40.9	45.5
Total lease assets		$243.6	$153.8
Liabilities
Current
Operating	Current portion of operating lease liabilities	$24.6	$20.7
Finance	Other accrued liabilities	9.5	9.0
Noncurrent
Operating	Noncurrent operating lease liabilities	172.5	93.0
Finance	Other noncurrent liabilities	19.6	14.3
Total lease liabilities		$226.2	$137.0

(a)	Finance lease assets were recorded net of accumulated amortization of $15.5 million and $21.0 million as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	Location of Lease Expense Recognized in Income	2021	2020	2021	2020
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$6.6	$5.9	$12.8	$11.9
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.3	1.8	2.8	3.4
Interest on lease liabilities	Interest and other expense on debt	0.3	0.4	0.5	0.7
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.6	0.8	1.4	1.6
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.8	0.5	1.3	1.3
Total lease expense		$9.6	$9.4	$18.8	$18.9

The following table presents maturity analysis of lease liabilities at June 30, 2021:

Maturity of Lease Liabilities(a)	Operating Leases	Finance Leases
	(In millions)
2021	$15.7	$5.6
2022	28.9	12.0
2023	24.6	5.4
2024	23.3	4.5
2025	19.8	2.1
After 2025	121.7	1.2
Total lease payments	234.0	30.8
Less: Interest(b)	(36.9)	(1.7)
Present value of lease liabilities(c)	$197.1	$29.1

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and the lease payments excluded an estimated amount of $64.2 million of legally binding lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $24.6 million for operating leases and $9.5 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
Lease Term and Discount Rate	2021	2020

Weighted-average remaining lease term (years)
Operating leases	10.6	7.3
Finance leases	2.9	2.8
Weighted-average discount rate
Operating leases	3.3%	3.4%
Finance leases	4.0%	4.4%

Information reported in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 is summarized below:

	Six Months Ended June 30,
Other Information	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13.4	$12.4
Operating cash flows from finance leases	0.5	0.7
Financing cash flows from finance leases	5.1	6.7
Assets obtained in exchange for lease obligations
Operating leases	103.9	0.7
Finance leases	10.9	1.4

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $121.2 million and $120.3 million at June 30, 2021 and December 31, 2020, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2020, and it was determined that no impairment existed.

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

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In millions)
Ryerson Credit Facility	$132.5	$285.0
8.50% Senior Secured Notes due 2028	450.0	450.0
Foreign debt	25.0	12.1
Other debt	7.0	7.8
Unamortized debt issuance costs and discounts	(13.6)	(14.9)
Total debt	600.9	740.0
Less: Short-term foreign debt	25.0	12.1
Less: Other short-term debt	1.8	1.7
Total long-term debt	$574.1	$726.2

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

At June 30, 2021, Ryerson had $133 million of outstanding borrowings, $12 million of letters of credit issued, and $830 million available under the Ryerson Credit Facility compared to $285 million of outstanding borrowings, $11 million of letters of credit issued, and $277 million available at December 31, 2020. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 4.3% and 2.9% at June 30, 2021 and December 31, 2020, respectively.

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

2022 and 2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Notes. The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 11.0% Senior Secured Notes due 2022 (the “2022 Notes”) and (ii) pay related transaction fees, expenses, and premiums.  During the fourth quarter of 2020, a principal amount of $50.0 million of the 2028 Notes was redeemed for $51.5 million and retired. As a result, $450 million in aggregate principal amount remained outstanding at June 30, 2021. See Note 17: Subsequent Events, for discussion of completed redemptions during third quarter 2021.

The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the U.S. (other than receivables, inventory, cash deposit accounts and certain other assets, and proceeds thereof, which are secured pursuant to a second-priority security interest), subject to certain exceptions and customary permitted liens.  The 2028 Notes will be redeemable, in whole or in part, at any time on or after August 1, 2023 at certain redemption prices. The redemption price for the 2028 Notes if redeemed during the twelve months beginning (i) August 1, 2023 is 104.250%, (ii) August 1, 2024 is 102.125%, and (iii) August 1, 2025 and thereafter is 100.000%. All redemption amounts also include accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem some or all of the 2028 Notes before August 1, 2023 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium. In addition, JT Ryerson may redeem up to 40% of the outstanding 2028 Notes before August 1, 2023 with the net cash proceeds from certain equity offerings at a price equal to 108.500% of the principal amount of the Notes, plus accrued but unpaid interest, if any, to, but not including, the redemption date. Furthermore, JT Ryerson may redeem the 2028 Notes at any time and from time to time prior to August 1, 2023 in an aggregate principal amount equal to up to 10% of the original aggregate principal amount of the 2028 Notes during each twelve month period commencing on July 22, 2020 at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem the 2028 Notes at any time prior to August 1, 2022 in an aggregate principal amount equal to $100.0 million on a one-time basis from the net cash proceeds received from the sale of real property, at a redemption price of 104.000% plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, JT Ryerson may be required to make an offer to purchase the 2028 Notes upon the sale of certain assets or upon a change of control.

On June 9, 2021, JT Ryerson delivered to holders of the 2028 Notes a notice of partial redemption of $100 million of aggregate principal amount of the 2028 Notes to occur on July 9, 2021 at a redemption price in cash of 104.000% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  JT Ryerson will fund the partial redemption using the proceeds of a sale leaseback transaction that closed on June 9, 2021.  See Note 6: Leases for further discussion of the sale leaseback transaction. Additionally, on June 23, 2021, JT Ryerson delivered a notice of partial redemption of $50 million aggregate principal amount to the holders of its 2028 Notes to occur on July 23, 2021 at a redemption price in cash of 103.000% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  JT Ryerson will fund this redemption with cash available on hand.  Upon completion of the partial redemptions in July 2021, $300 million of the aggregate principal amount of the 2028 Notes will remain outstanding.  See Note 17: Subsequent Events, for discussion of completed redemptions during third quarter 2021.

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2020 was $2.3 million and recorded it within other current assets in the Condensed Consolidated Balance Sheet.  As of June 30, 2021, the fair value was determined to be $1.3 million with the change of $1.0 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 11: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

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

Foreign Debt

At June 30, 2021, Ryerson China’s foreign borrowings were $25.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.8% per annum and secured by inventory and property, plant, and equipment. At December 31, 2020, Ryerson China’s foreign borrowings were $12.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $22 million and $35 million at June 30, 2021 and December 31, 2020, respectively.  Letters of credit issued by our foreign subsidiaries were $6 million at June 30, 2021 and December 31, 2020.

NOTE 9: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost (credit) for the three and six month periods ended June 30, 2021 and 2020 for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.9	$0.9	$0.1	$0.2
Interest cost	2.9	5.1	0.3	0.5
Expected return on assets	(5.9)	(8.1)	—	—
Settlement charge	0.2	0.7	—	—
Recognized actuarial (gain) loss	3.9	4.2	(1.5)	(1.8)
Amortization of prior service credit	—	—	(0.1)	(0.6)
Net periodic benefit cost (credit)	$2.0	$2.8	$(1.2)	$(1.7)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.8	$1.7	$0.2	$0.3
Interest cost	5.9	10.3	0.6	0.9
Expected return on assets	(11.8)	(16.2)	—	—
Settlement expense	0.4	1.1	—	—
Recognized actuarial (gain) loss	7.8	8.4	(3.0)	(3.5)
Amortization of prior service credit	—	—	(0.2)	(1.1)
Net periodic benefit cost (credit)	$4.1	$5.3	$(2.4)	$(3.4)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $20 million to the pension plan funds through the six months ended June 30, 2021, and anticipates that it will have a minimum required pension contribution funding of approximately $4 million for the remaining six months of 2021. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. We will continue to monitor and update our expected future contributions as further guidance related to ARPA is released.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. At a December 4, 2018 meeting with the Portland Harbor Participation and Common Interest Group (“PCI Group”), of which JT Ryerson is a member, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the ROD within the next two to three years. The EPA also indicated that it expected allocation of amounts among the parties to be determined in the same two to three-year time frame.

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design. The EPA did not include JT Ryerson in those meetings.  It did include Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel’s 2020 disclosures acknowledged that Schnitzer Steel is the legal successor to the prior operators (including JT Ryerson) in the designated area. On February 12, 2021, the EPA announced that one hundred percent (100%) of the PHS Site is now in the active remedial design phase.

In June 2021, the EPA issued a Fact Sheet setting forth the status of the entire site. The primary area of relevance for JT Ryerson is River Mile 3.5 East, with Swan Island Basin being of secondary interest. For River Mile 3.5, remedial design work is ongoing; the Sufficiency Assessment and the Pre-Design Investigation work plans are finalized, and design investigation sampling is underway. Schnitzer Steel and MMGL Corp. are the working parties for River Mile 3.5. For Swan Island, remedial design is just beginning, with

Daimler Trucks, Shipyard Commerce, and various government entities as the working parties. JT Ryerson has not been asked to participate in the remedial design phase.

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress and is expected to be completed in the summer of 2021. Once the cost estimates are completed, the voting parties of the PCI Group (which does not include JT Ryerson) will likely begin the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs. This process is anticipated to be completed sometime in 2022. Once the advocacy process is completed, the Allocation Team will prepare a proposed allocation of costs among the PRPs. All PRPs, including JT Ryerson, will then participate in the “mediation process,” during which the PRPs will attempt to agree on a final cost allocation. The mediation process is currently anticipated to occur sometime in 2022 or 2023.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at June 30, 2021 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Old Credit Facility, however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swaps as of June 30, 2021 was a net liability of $2.8 million.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

In connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Condensed Consolidated Balance Sheet, with changes in value recorded within other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income, see Note 8: Long-term debt, for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$37.6	$16.0	Other accrued liabilities	$73.2	$11.9
2028 Notes embedded derivative	Prepaid expenses and other current assets	1.3	2.3	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	—	0.2
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	2.8	4.0
Total derivatives		$38.9	$18.3		$76.0	$16.1

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2021 and December 31, 2020:

	Notional Amount
Derivative Instruments	At June 30, 2021	At December 31, 2020	Unit of Measurement
Hot roll coil swap contracts	129,903	125,220	Tons
Aluminum swap contracts	18,100	20,264	Tons
Nickel swap contracts	644	345	Tons
Foreign currency exchange contracts	2.8 million	7.4 million	U.S. dollars
Interest rate swap contracts	160 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2021	2020	2021	2020
		(In millions)
Metal commodity contracts	Cost of materials sold	$(29.4)	$1.3	$(40.1)	$(0.7)
2028 Notes embedded derivative	Other income and (expense), net	(1.3)	—	(1.0)	—
Foreign exchange contracts	Other income and (expense), net	0.1	(0.1)	0.2	0.1
Total		$(30.6)	$1.2	$(40.9)	$(0.6)
		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$(0.6)	$—	$(1.1)	$—
Total		$(0.6)	$—	$(1.1)	$—

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020:

Derivatives designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
hedging instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2021	2020	2021	2020
		(In millions)
Interest rate swaps (prior to de-designation)	Interest and other expense on debt	$—	$(0.5)	$—	$(0.6)
Total		$—	$(0.5)	$—	$(0.6)

As of June 30, 2021, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.1 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2021:

	At June 30, 2021
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$37.6	$—
2028 Notes embedded derivative	—	—	1.3
Total derivatives	$—	$37.6	$1.3
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$73.2	$—
Interest rate swaps	—	2.8	—
Total derivatives	$—	$76.0	$—

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

The fair value of each commodity, diesel fuel, and swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, and aluminum prices for varying time periods. The fair value of hot roll coil, nickel, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil), and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs). Changes to the projections made by the Company’s management after June 30, 2021 can affect the future value of this asset.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(1.0)
Balance at June 30, 2021	$1.3

The carrying and estimated fair values of our financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	At June 30, 2021		At December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$38.1	$38.1	$61.4	$61.4
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provisions	655.0	655.0	378.9	378.9
Accounts payable	587.1	587.1	365.1	365.1
Long-term debt, including current portion	600.9	650.9	740.0	800.3

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

NOTE 12: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and six month periods ended June 30, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	213	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	213	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7
Net income	—	—	—	—	—	112.9	—	—	—	0.4	113.3
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	0.1	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	357	—	—	—	1.5	—	—	—	—	—	1.5
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at June 30, 2021	38,687	$0.4	213	$(6.6)	$386.2	$172.0	$(45.4)	$(217.8)	$(2.3)	$7.0	$293.5

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and six month periods ended June 30, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	$0.4	213	$(6.6)	$381.8	$116.0	$(57.1)	$(251.3)	$(3.8)	$6.0	$185.4
Net income (loss)	—	—	—	—	—	(25.6)	—	—	—	0.1	(25.5)
Foreign currency translation	—	—	—	—	—	—	1.7	—	—	(0.1)	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	334	—	—	—	0.4	—	—	—	—	—	0.4
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	38,330	$0.4	213	$(6.6)	$382.2	$90.4	$(55.4)	$(249.3)	$(3.8)	$5.8	$163.7

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2021	$(47.0)	$(221.8)	$(3.1)
Other comprehensive income before reclassifications	1.6	—	—
Amounts reclassified from accumulated other comprehensive income into net income	—	4.0	0.8
Net current-period other comprehensive income	1.6	4.0	0.8
Balance at June 30, 2021	$(45.4)	$(217.8)	$(2.3)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2021		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$4.9	Other income and (expense), net
Pension settlement	0.2	0.4	Other income and (expense), net
Prior service credits	(0.1)	(0.2)	Other income and (expense), net
Total before tax	2.6	5.1
Tax benefit	(0.6)	(1.1)
Net of tax	$2.0	$4.0
Interest rate swap
Realized swap interest (subsequent to de-designation)	$0.6	$1.1	Interest and other expense on debt
Tax benefit	(0.2)	(0.3)
Net of tax	$0.4	$0.8

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2020:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2020		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$5.0	Other income and (expense), net
Pension settlement	0.7	1.1	Other income and (expense), net
Prior service credits	(0.5)	(1.0)	Other income and (expense), net
Total before tax	2.7	5.1
Tax benefit	(0.7)	(1.3)
Net of tax	$2.0	$3.8
Cash flow hedge - interest rate swap
Realized swap interest (prior to de-designation)	$0.5	$0.6	Interest and other expense on debt
Tax benefit	(0.2)	(0.2)
Net of tax	$0.3	$0.4

NOTE 13: REVENUE RECOGNITION

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2021	2020	2021	2020
Carbon Steel Flat	31%	28%	30%	26%
Carbon Steel Plate	10	9	10	10
Carbon Steel Long	13	15	13	15
Stainless Steel Flat	17	15	17	16
Stainless Steel Plate	5	5	5	5
Stainless Steel Long	4	5	4	5
Aluminum Flat	13	13	13	13
Aluminum Plate	2	3	2	3
Aluminum Long	4	5	4	5
Other	1	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	(In millions)
United States	1,276.8	$686.3	$2,302.5	$1,599.8
Foreign countries	142.2	85.5	$263.8	182.3
Total	$1,419.0	$771.8	$2,566.3	$1,782.1

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2021	2020	2021	2020
Revenue on products with an alternative use	90%	88%	90%	88%
Revenue on products with no alternative use	10	12	10	12
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $657.5 million and $380.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2021	$10.8	$10.8
Contract liability satisfied during the period	—	(6.5)
Contract liability incurred during the period	—	7.0
Net change in contract assets and liabilities for products with no alternative use during the period	4.0	0.1
Changes to reserves	0.3	0.4
Ending Balance at June 30, 2021	$15.1	$11.8

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of June 30, 2021:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2021	$1.7
Current period provision	1.0
Write-offs charged against allowance	(0.2)
Recoveries	0.2
Foreign currency translation	(0.2)
Balance at June 30, 2021	$2.5

NOTE 15: INCOME TAXES

For the three months ended June 30, 2021, the Company recorded income tax expense of $38.5 million compared to an income tax benefit of $4.5 million in the prior year. The $38.5 million tax expense and the $4.5 million income tax benefit for the three months ended June 30, 2021 and 2020, respectively, primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. For the six months ended June 30, 2021, the Company recorded income tax expense of $46.1 million compared to an income tax benefit of $1.6 million in the prior year. The $46.1 million tax expense and the $1.6 million tax benefit for the six months ended June 30, 2021 and 2020, respectively, primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The higher effective tax rate in the first six months of 2021 is primarily a result of the significant changes in actual and forecasted earnings between the two periods as business conditions have improved year over year.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $6.2 million at June 30, 2021 and $6.6 million December 31, 2020.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month and six-month periods ended June 30, 2021, we have included a tax expense of $0.2 million and $0.3 million, respectively, related to GILTI as part of our tax provision. For the three-month and six-month periods ended June 30, 2020, we included tax expense of $0.3 million and $1.5 million, respectively, related to GILTI as part of our tax provision.

The Company accounts for uncertain income tax positions in accordance with ASC 740. In the second quarter of 2021, we released $0.7 million of reserves bringing the unrecognized tax benefits balance from $1.7 million at December 31, 2020 to $1.0 million at June 30, 2021.

NOTE 16: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 81,877 and 40,939 for the three and six-month periods ended June 30, 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings (loss) per share	2021	2020	2021	2020
	(In millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$112.9	$(25.6)	$138.2	$(9.2)
Denominator:
Weighted average shares outstanding	38,458,707	38,079,905	38,288,995	37,931,833
Dilutive effect of stock-based awards	270,820	—	396,936	—
Weighted average shares outstanding adjusted for dilutive securities	38,729,527	38,079,905	38,685,931	37,931,833

Earnings (loss) per share
Basic	$2.94	$(0.67)	$3.61	$(0.24)
Diluted	$2.91	$(0.67)	$3.57	$(0.24)

NOTE 17: SUBSEQUENT EVENTS

On July 9, 2021, the Company completed a partial redemption of $100.0 million in aggregate principal amount of the 2028 Notes for $104.0 million, which was at a redemption price of 104.0% of the principal amount, resulting in the recognition of a $4.0 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income.  The Company funded the redemption with cash proceeds from the sale leaseback transaction that closed on June 9, 2021 (see discussion in Note 6: Leases).  On July 23, 2021, the Company completed another partial redemption of $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, which was at a redemption price of 103.0% of the principal amount, resulting in the recognition of a $1.5 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income. The Company funded the transaction with cash on hand.  Upon competition of these partial redemptions, $300.0 million aggregate principal amount of the 2028 Notes remains outstanding. As a result of the redemptions, the Company will write-off a portion of the 2028 Notes issuance costs and will record a charge of $2.8 million within other interest and other expense on debt in the third quarter Condensed Consolidated Statement of Comprehensive Income.

On August 4, 2021, the Board of Directors approved a quarterly dividend in the amount of $0.08 per share of common stock. The quarterly dividend will be paid on September 16, 2021 to stockholders of record on August 16, 2021. Future quarterly dividends, if any, will be subject to Board approval.

Additionally, on August 4, 2021, the Board authorized a stock repurchase program that permits the purchase of up to $50 million of the Company’s outstanding shares of common stock.  The authorization is effective through August 4, 2023.  Under the stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first half of 2021, Ryerson experienced both stronger pricing and demand compared to the first half of 2020, with average selling prices 34.3% higher and shipments 7.2% higher, reflective of the strong commodity pricing environment and demand recovering to pre-COVID-19 levels. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed continued improvement in the second quarter of 2021. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in April, May and June with readings above 60%, surpassing the growth threshold of 50%, indicating general expansion in factory activity and marking 13 consecutive months of expanding activity. Additionally, following 18 months of contraction, U.S. Industrial Production increased year-over-year for the fourth consecutive month in June, signifying improved conditions.

According to the Metal Service Center Institute, North American service center volumes grew by 13.5% in the first half of 2021 compared to the first half of 2020. On a North American basis, Ryerson’s demand also grew, but at a smaller rate than the industry, with tons sold up by 6.7% over the same period. However, on a quarterly sequential basis, Ryerson gained market share as the Company grew North American tons by 2.9% compared to mild industry contraction of 0.4%. Ryerson’s year-over-year North American demand growth was experienced most strongly in ground transportation and consumer durable sectors while the sectors with the strongest North American year-over-year contraction were oil and gas and food and agriculture.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March of 2020. As of the date of this filing, COVID-19 continues to be a substantial risk factor for business operations and the Company continues to monitor and address these risks and uncertainties as conditions develop. While we are encouraged by U.S. vaccination rates, variants pose a continuing risk, therefore we remain committed to our implemented policies and procedures to continue protecting the health and welfare of our employees first and foremost while operating as an essential business.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government and state and local government officials to prevent disease spread, all of which are uncertain and cannot be predicted. At this time, our business and the business of our customers continue to be impacted by economic pressures as well as supply chain disruptions and tightness stemming from COVID-19. This is perpetuated by increasing demand momentum. The ultimate impact of COVID-19 remains uncertain.

The Company continues to monitor its liquidity position as market conditions improve. Specifically, we continue to actively manage relationships with our customers and vendors to ensure that we optimize our receivables and payables cycles, conduct receivables risk assessments, maintain strong expense management practices, and have contingency plans in place to reduce costs while supporting business operations should conditions decline. Due to our effective cash management actions, the strong commodity pricing environment, and property sales completed during the second quarter, as of June 30, 2021, Ryerson had liquidity of $890 million, composed of $852 million of availability under the Company’s $1.0 billion revolving credit facility (the “Ryerson Credit Facility”) and foreign debt facilities, and $38 million of cash and cash equivalents. Total liquidity is not a GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.  See the reconciliation of cash and cash equivalents to total liquidity within “Liquidity and Cash Flows.”

First six months ended June 30, 2021 vs. first six months ended June 30, 2020 Performance Highlights

$2.57B	17.7%		$138M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
44% increase		20 bps decrease	$147M increase
$3.57	$1.50		($51M)
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$3.81 increase		$1.72 increase	$227M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $2.57 billion in the first six months of 2021, an increase of 44.0% compared to $1.78 billion for the first six months of 2020, with average selling prices 34.3% higher and tons shipped 7.2% higher. In the first six months of 2021, gross margin expanded to 17.7% compared to 17.5% for the first six months of 2020. Included in the first six months of 2021 cost of materials sold was LIFO expense of $188.6 million, compared to LIFO income of $6.1 million in the first six months of 2020. Net income attributable to Ryerson Holding Corporation was $138.2 million, or earnings of $3.57 per diluted share, in the first six months of 2021 compared to $9.2 million of net loss attributable to Ryerson Holding Corporation, or a loss of $0.24 per diluted share, for the first six months of 2020.

To provide greater insight into the Company’s first six months of 2021 operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted (loss) earnings per share do not represent, and should not be used as a substitute for, net income (loss) or earnings (loss) per share determined in accordance with GAAP.  Illustrated in the below table, the first six months of 2021 net income attributable to Ryerson of $138.2 million includes a gain of $107.7 million generated from property sales. See discussion of the significant sale-leaseback transaction in Note 6: Leases in Part 1, Item 1 of this report. After adjusting for these non-core business transactions and the related income tax provision, the adjusted net income attributable to Ryerson for the first half of 2021 is $58.1 million, an increase of $66.5 million compared to the year-ago adjusted net loss attributable to Ryerson of $8.4 million which included restructuring charges, an adjustment for a gain on retirement of debt related to repurchases of the 11.00% Senior Secured Notes due 2022 (the “2022 Notes”), and related income taxes.

(Dollars and shares in millions, except per share data)	First Half 2021	First Half 2020
Net income (loss) attributable to Ryerson Holding Corporation	$138.2	$(9.2)
Gain on sale of assets	(107.7)	—
Restructuring and other charges	—	2.0
Gain on retirement of debt	—	(0.9)
Provision (benefit) for income taxes on above items	27.6	(0.3)
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$58.1	$(8.4)
Diluted earnings (loss) per share	$3.57	$(0.24)
Adjusted diluted earnings (loss) per share	1.50	(0.22)
Shares outstanding – diluted	38.7	37.9

Recent Developments

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

On March 31, 2021, President Biden introduced the American Jobs Plan, a broad $2 trillion, 8-year infrastructure plan. This plan is largely viewed as an opening bid as Congress starts the formal process of developing infrastructure spending legislation. To offset some of the plan’s costs, the Biden Administration proposed a series of tax changes including raising the corporate tax rate to 28%. While changes to corporate taxation, including a higher corporate income tax rate, would adversely affect the Company, we believe the additional government spending on infrastructure projects contemplated under the American Jobs Plan, as proposed, may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we would anticipate that the American Jobs Plan would be beneficial to the Company, but ultimately the impact on the Company’s operations is unclear. The prospects for this proposal also remain unclear. As of the date of this report, the administration continues to work towards a bipartisan infrastructure plan, the size, scope, and funding of which are still being discussed.

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act (“Section 232”). Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process. These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. The removal of the Section 232 tariffs could lead to increased levels of imported metals into the U.S. and result in domestic steel producers decreasing the prices of the metals they sell. A rapid decline in metal prices from current levels could result in a significant adverse effect on our revenues, gross profit, and net income. With the current supply constraints and the new administration in the White House, the removal of the Section 232 tariffs is still uncertain.

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

Results of Operations — Comparison of Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,419.0	100.0%	$771.8	100.0%	$2,566.3	100.0%	$1,782.1	100.0%
Cost of materials sold	1,162.0	81.9	656.3	85.0	2,111.4	82.3	$1,470.8	82.5
Gross profit	257.0	18.1	115.5	15.0	454.9	17.7	311.3	17.5
Warehousing, delivery, selling, general, and administrative expenses	178.3	12.6	124.1	16.1	350.1	13.6	279.8	15.7
Gain on sale of assets	(87.4)	(6.2)	—	—	(107.7)	(4.2)	—	—
Restructuring and other charges	—	—	2.0	0.3	—	—	2.0	0.1
Operating profit (loss)	166.1	11.7	(10.6)	(1.4)	212.5	8.3	29.5	1.7
Other (expenses) and income	(14.3)	(1.0)	(19.4)	(2.5)	(27.5)	(1.1)	(40.2)	(2.3)
Income (loss) before income taxes	151.8	10.7	(30.0)	(3.9)	185.0	7.2	(10.7)	(0.6)
Provision (benefit) for income taxes	38.5	2.7	(4.5)	(0.6)	46.1	1.8	(1.6)	(0.1)
Net income (loss)	113.3	8.0	(25.5)	(3.3)	138.9	5.4	(9.1)	(0.5)
Less: Net income attributable to noncontrolling interest	0.4	—	0.1	—	0.7	—	0.1	—
Net income (loss) attributable to Ryerson Holding Corporation	$112.9	8.0%	$(25.6)	(3.3)%	$138.2	5.4%	$(9.2)	(0.5)%
Basic (loss) earnings per share	$2.94		$(0.67)		$3.61		$(0.24)
Diluted earnings (loss) per share	$2.91		$(0.67)		$3.57		$(0.24)

Net sales

The following charts show the Company’s percentage of sales by major product lines for the six month periods ended June 30, 2021 and 2020:

	June 30,		Dollar	Percentage
	2021	2020	change	change
	($ in millions)
Net sales (three-months ended)	$1,419.0	$771.8	$647.2	83.9%
Net sales (six-months ended)	$2,566.3	$1,782.1	$784.2	44.0%

	June 30,		Tons	Percentage
	2021	2020	change	change
	(in thousands)
Tons sold (three months ended)	559	462	97	21.0%
Tons sold (six-months ended)	1,102	1,028	74	7.2%

	June 30,		Price	Percentage
	2021	2020	change	change
Average selling price per ton sold (three-months ended)	$2,538	$1,671	$867	51.9%
Average selling price per ton sold (six-months ended)	$2,329	$1,734	$595	34.3%

Revenue for the three-month and six-month periods ended June 30, 2021 increased from the same period a year ago reflecting metals market business conditions that began to improve in the second half of 2020 after declining sharply at the beginning of the global outbreak of COVID-19, as well as supply constraints that have resulted in higher average selling prices in 2021. Compared to the year ago periods, average selling price increased for all of our product lines in both the three-month and six-month periods ended June 30, 2021 with the largest increases in our carbon plate, carbon flat, stainless plate, and stainless flat products. Tons sold increased in the three-month and six-month periods ended June 30, 2021 overall, with increases in our aluminum flat, stainless flat, carbon flat, and aluminum long product lines partially offset by a decrease in our stainless plate product line.

Cost of materials sold

	June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$1,162.0	81.9%	$656.3	85.0%	$505.7	77.1%
Cost of materials sold (six-months ended)	$2,111.4	82.3%	$1,470.8	82.5%	$640.6	43.6%

	June 30,		Cost	Percentage
	2021	2020	change	change
Average cost of materials sold per ton sold (three-months ended)	$2,078	$1,421	$657	46.2%
Average cost of materials sold per ton sold (six-months ended)	$1,916	$1,431	$485	33.9%

The increase in cost of materials sold in the three-month and six-month periods ended June 30, 2021 compared to the year ago periods is primarily due to the increase in average cost of materials sold per ton and to the increase in tons sold. The average cost of materials sold increased across all product lines with the largest increases in our carbon plate, carbon flat, stainless plate, and carbon long product lines during the three-month and six-month periods ended June 30, 2021. During the second quarter of 2021, LIFO expense was $104.8 million compared to LIFO expense of $14.1 million in the second quarter of 2020. During the first six months of 2021, LIFO expense was $188.6 million compared to LIFO income of $6.1 million in the first six months of 2020.

Gross profit

	June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$257.0	18.1%	$115.5	15.0%	$141.5	122.5%
Gross profit (six-months ended)	$454.9	17.7%	$311.3	17.5%	$143.6	46.1%

Gross profit increased in the three-month and six-month periods ended June 30, 2021 compared to the year ago periods as volume increased and as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin.

Operating expenses

	June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$178.3	12.6%	$124.1	16.1%	$54.2	43.7%
Warehousing, delivery, selling, general, and administrative expenses (six-months ended)	$350.1	13.6%	$279.8	15.7%	$70.3	25.1%
Gain on sale of assets (three-months ended)	$(87.4)	(6.2)%	$—	—	$(87.4)	—
Gain on sale of assets (six-months ended)	$(107.7)	(4.2)%	$—	—	$(107.7)	—
Restructuring and other charges (three-months ended)	$—	—	$2.0	0.3%	$(2.0)	(100.0)%
Restructuring and other charges (six-months ended)	$—	—	$2.0	0.1%	$(2.0)	(100.0)%

Total operating expenses, inclusive of gain on sale of assets and restructuring and other charges, decreased in the three-month and six-month periods ended June 30, 2021 compared to the year ago periods primarily due to gains on the sale and leaseback of facilities in 2021. In the second quarter of 2021, we recognized a gain of $87.4 million on the sale of twelve facilities across the United States. In the first quarter of 2021, we recognized a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington facility. Partially offsetting the gains on facility sales were an increase in incentive compensation of $26.8 million in the second quarter of 2021 and $47.4 million in the first six months of 2021, higher benefit costs of $6.1 million in the second quarter of 2021 and $9.1 million in the first six months of 2021 mainly from higher medical costs and payroll taxes on higher incentive compensation, increased salaries and wages expense of $6.6 million in the second quarter of 2021, and a $0.7 million increase in the first six months of 2021 in salaries, overtime, and temporary help, increased delivery expenses of $5.6 million in the second quarter of 2021 and $5.5 million in the first six months of 2021 primarily due to higher tons sold and higher fuel prices, and to higher selling, general, and administrative expenses of $5.7 million in the second quarter of 2021 and $2.9 million in the first six months of 2021 primarily due to higher consulting fees.

Operating profit

	June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss) (three-months ended)	$166.1	11.7%	$(10.6)	(1.4)%	$176.7	(1667.0)%
Operating profit (six-months ended)	$212.5	8.3%	$29.5	1.7%	$183.0	620.3%

Our operating profit increased in the three-month and six-month periods ended June 30, 2021 compared to the three-month and six-month periods ended June 30, 2020, primarily due to the increases in average selling prices and tons sold, and lower operating expenses as discussed above.

Other expenses

	June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(13.6)	(1.0)%	$(19.3)	(2.5)%	$(5.7)	(29.5)%
Interest and other expense on debt (six-months ended)	$(27.1)	(1.1)%	$(41.0)	(2.3)%	$(13.9)	(33.9)%
Other income and (expense), net (three-months ended)	$(0.7)	—	$(0.1)	—	$(0.6)	(600.0)%
Other income and (expense), net (six-months ended)	$(0.4)	—	$0.8	—	$(1.2)	(150.0)%

Interest and other expense on debt decreased in the three-month and six-month periods ended June 30, 2021 compared to the year ago periods primarily due to the redemption of our 2022 Notes which had an outstanding balance of $530.3 million at June 30, 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of the 2028 Notes. In October 2020, $50.0 million of the 2028 Notes were redeemed. In addition, interest and other expense on debt was lower in the three-month and six-month periods ended June 30, 2021 due to a lower level of Ryerson Credit Facility borrowings outstanding compared to the year ago periods as excess funds were borrowed in 2020 to maintain access to cash during the COVID-19 pandemic. The other income in the second quarter and first six months of 2021 includes a $1.3 million loss and a $1.0 loss, respectively, resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes. The other income and (expense), net in the second quarter and first six months of 2020 includes a $0.1 million gain and a $0.9 million gain on the repurchase of the 2022 Notes, respectively.

Provision for income taxes. In the second quarter of 2021, the Company recorded income tax expense of $38.5 million compared to a tax benefit of $4.5 million in the second quarter of 2020. In the first six months of 2021, the Company recorded income tax expense of $46.1 million compared to an income tax benefit of $1.6 million in the first six months of 2020. The income tax recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic earnings per share was $2.94 in the second quarter of 2021 and $3.61 in the first six months of 2021 compared to basic loss per share of $0.67 in the second quarter of 2020 and $0.24 in the first six months of 2020. Diluted earnings per share was $2.91 in the second quarter of 2021 and $3.57 in the first six months of 2021 compared to a diluted loss per share of $0.67 in the second quarter of 2020 and $0.24 in the first six months of 2020. The changes in earnings per share are due to the results of operations discussed above.

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

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $40 million as of December 31, 2020. As of June 30, 2021, we are no longer holding excess cash due to COVID-19 cash access concerns. We had cash and cash equivalents of $38.1 million at June 30, 2021, compared to $61.4 million at December 31, 2020. Our total debt outstanding at June 30, 2021 decreased to $601 million compared to $740 million total debt outstanding at December 31, 2020 after receiving proceeds of $163.2 million from facility sale and leaseback transactions in the first six months of 2021 (See Note 5: Property, Plant and Equipment within Part 1, Item 1 of this report on Form 10-Q for further discussion). We had a debt-to-capitalization ratio of 67% and 84% at June 30, 2021 and at December 31, 2020 respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $890 million at June 30, 2021 versus $373 million at December 31, 2020. Our net debt (defined as total debt less cash and cash equivalents) was $563 million and $679 million at June 30, 2021 and December 31, 2020, respectively. Total liquidity and net debt are not GAAP financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$38	$61
Availability under Ryerson Credit Facility and foreign debt facilities	852	312
Total liquidity	$890	$373

Below is a reconciliation of total debt to net debt:

	June 30, 2021	December 31, 2020
	(In millions)
Total debt	$601	$740
Less: cash and cash equivalents	(38)	(61)
Net debt	$563	$679

Of the total cash and cash equivalents, as of June 30, 2021, $10.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net income (loss)	$138.9	$(9.1)
Depreciation and amortization	26.7	26.9
Deferred income taxes	29.1	11.5
Gain on sale of assets	(107.7)	—
Non-cash (gain) loss from derivatives	40.4	(1.7)
Change in operating assets and liabilities:
Receivables	(275.9)	50.5
Inventories	(109.1)	141.4
Accounts payable	200.0	(26.7)
All other operating cash flows	6.5	(16.7)
Net cash provided by (used in) operating activities	(51.1)	176.1
Capital expenditures	(13.3)	(11.8)
Proceeds from sale of property, plant, and equipment	165.9	0.1
Other items	(0.5)	—
Net cash provided by (used in) investing activities	152.1	(11.7)
Repayment of debt	(0.9)	(57.5)
Net repayments of short-term borrowings	(139.6)	(21.5)
Net increase (decrease) in book overdrafts	21.6	(24.4)
All other financing cash flows	(5.1)	(6.9)
Net cash used in financing activities	(124.0)	(110.3)
Effect of exchange rates on cash and cash equivalents	(0.3)	(2.0)
Net increase (decrease) in cash and cash equivalents	$(23.3)	$52.1

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. The increase in accounts receivable in the first six months of 2021 is the result of higher sales levels during the second half of the second quarter of 2021 compared to the second half of the fourth quarter of the prior year. Inventory levels also increased in the first six months of 2021 as inventory was purchased to meet higher sales levels resulting from stronger metals market conditions. The increase in accounts payable at the end of the second quarter of 2021 is related to increased purchases and operating activities in the first six months of 2021 associated with increased sales compared to the fourth quarter of the prior year. In comparison, the decrease in accounts receivable in the first six months of 2020 is the result of lower sales levels due to the weak market conditions resulting from the COVID-19 outbreak in 2020. Inventory levels also decreased significantly in the first six months of 2020 as the Company brought inventory levels in line with the weak market conditions.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased slightly year-over-year to $13.3 million for the first six months of 2021 compared to $11.8 million in the first six months of 2020. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $165.9 million during the first six months of 2021.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. Net cash used in financing activities in the first six months of 2021 was primarily related to the repayment of $139.6 million of Ryerson Credit Facility borrowings using proceeds from the sale and leaseback of certain facilities. Net cash used in financing activities in the first six months of 2020 was primarily related to Ryerson Credit Facility repayments from the operating cash flow that was generated, partially offset by approximately $80 million of additional funds borrowed at June 30, 2020 to maintain access to cash during the COVID-19 pandemic, and to the repurchase of $57.6 million of our 2022 Notes in the first six months of 2020. Book overdrafts fluctuate based on the timing of payments.

As market conditions warrant and subject to our contractual restrictions, liquidity position, and other factors, we may from time to time seek to repurchase or retire our outstanding debt through cash purchases and/or exchanges for other debt or equity securities in open market transactions, privately negotiated transactions, by tender offer, or otherwise. Any such cash repurchases by us may be funded by cash on hand or by incurring new debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. Furthermore, any such repurchases or exchanges may result in our acquiring and retiring a substantial amount of such indebtedness, which would impact the trading liquidity of such indebtedness.

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $18 million as of June 30, 2021. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $600.9 million at June 30, 2021 from $740.0 million at December 31, 2020, mainly due to cash generated from asset sale proceeds in the first six months of 2021, partially offset by the net cash used in operating activities.

Total debt outstanding as of June 30, 2021 consisted of the following amounts: $132.5 million borrowings under the Ryerson Credit Facility, $450.0 million under the 2028 Notes, $25.0 million of foreign debt, and $7.0 million of other debt, less $13.6 million of unamortized debt issuance costs. For further information, see Note 8: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

On July 9, 2021 a principal amount of $100.0 million of our 8.50% Senior Secured Notes due 2028 (the “2028 Notes”) were repurchased for $104.0 million and retired, resulting in the recognition of a $4.0 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income.  The Company funded the transaction with cash from the sale leaseback transaction that occurred on June 9, 2021 (See discussion in Note 6: Leases within Part I, Item I of this report).  On July 23, 2021 a principal amount of $50.0 million of the 2028 Notes were repurchased for $51.5 million resulting in the recognition of a $1.5 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income. The Company funded the transaction with cash on hand.  Upon competition of these partial redemptions, $300.0 million aggregate principal amount of the 2028 Notes remains outstanding. As a result of the repurchases, the Company will write-off a portion of the 2028 Notes issuance costs and will record a charge of $2.8 million within other interest and other expense on debt in the third quarter Condensed Consolidated Statement of Comprehensive Income.

Pension Funding

At December 31, 2020, pension liabilities exceeded plan assets by $154 million. Through the six months ended June 30, 2021, we have made $20 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $4 million in the remaining six months of 2021 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. We will continue to monitor and update our expected contributions as further guidance related to ARPA is released. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $615 million in principal payments to satisfy its debt obligations, consisting of $25 million in foreign debt coming due within a year, $7 million of other debt coming due now through 2024, $133 million for the Ryerson Credit Facility coming due in 2025, and $450 million for the 2028 Notes due in 2028. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 8: Long Term Debt for further information.  \

The Company expects to pay approximately $44 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $245 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2036, and finance leases expiring at various times through 2027. The total amount of future lease payments is estimated to be $265 million, with $41 million for the next 12 months. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 6: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of June 30, 2021, we had outstanding purchase obligations of approximately $38 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $650.9 million at June 30, 2021 and $800.3 million at December 31, 2020 as compared with the carrying value of $600.9 million and $740.0 million at June 30, 2021 and December 31, 2020, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2021, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of June 30, 2021 was a net liability of $2.8 million. The Company recognized a gain of $1.2 million related to mark-to-market changes and interest expense of $2.3 million in current earnings for the six months ended June 30, 2021. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the six-month period ended June 30, 2021 into earnings was a loss of $1.1 million.

After considering the effects of our interest rate swaps, 100% of our debt was at fixed interest rates as of June 30, 2021. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first six months of 2021 by approximately $0.9 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.8 million outstanding at June 30, 2021 and a net liability value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2021, the Company recognized a $0.2 million gain associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2021 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of June 30, 2021, we had 129,903 tons of hot roll coil swaps contracts with a net liability value of $40.4 million, 18,100 tons of aluminum swap contracts with a net asset value of $5.0 million, and 644 tons of nickel swap contracts with a net liability value of $0.2 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2021, the Company recognized a loss of $40.1 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2021 would increase or decrease the fair value of commodity derivative contracts by $9.0 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings as of June 30, 2021, please refer to Note 10: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

The non-guarantor subsidiaries represented, respectively, 10.3% and 13.4% of our net sales and EBITDA for the six months ended June 30, 2021. In addition, these non-guarantor subsidiaries represented respectively, 12.3% and 8.0% of our assets and liabilities, as of June 30, 2021.

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

Date: August 4, 2021