Form 10-Q
period 2021-09-30
Ryerson Holding Corp
filed 2021-11-03
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 38,394,162 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,575.1	$831.5	$4,141.4	$2,613.6
Cost of materials sold	1,210.5	675.6	3,321.9	2,146.4
Gross profit	364.6	155.9	819.5	467.2
Warehousing, delivery, selling, general, and administrative	180.2	125.4	530.3	405.2
Gain on sale of assets	—	—	(107.7)	—
Restructuring and other charges	—	0.2	—	2.2
Operating profit	184.4	30.3	396.9	59.8
Other income and (expense), net	(0.8)	0.5	(1.2)	0.4
Pension settlement charge due to annuitization	(98.3)	(52.5)	(98.3)	(52.5)
Loss on retirement of debt	(5.5)	(17.1)	(5.5)	(16.2)
Interest and other expense on debt	(13.7)	(20.2)	(40.8)	(61.2)
Income (loss) before income taxes	66.1	(59.0)	251.1	(69.7)
Provision (benefit) for income taxes	16.1	(19.3)	62.2	(20.9)
Net income (loss)	50.0	(39.7)	188.9	(48.8)
Less: Net income attributable to noncontrolling interest	0.3	0.2	1.0	0.3
Net income (loss) attributable to Ryerson Holding Corporation	$49.7	$(39.9)	$187.9	$(49.1)
Comprehensive income (loss)	$137.6	$(32.4)	$282.9	$(48.1)
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.2	0.9	0.2
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$137.4	$(32.6)	$282.0	$(48.3)
Basic earnings (loss) per share	$1.29	$(1.05)	$4.90	$(1.29)
Diluted earnings (loss) per share	$1.27	$(1.05)	$4.84	$(1.29)

Dividends declared per share	$0.08	$—	$0.08	$—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income (loss)	$188.9	$(48.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40.5	40.5
Stock-based compensation	4.3	1.4
Deferred income taxes	8.9	(10.9)
Provision for allowances, claims, and doubtful accounts	3.8	(1.1)
Restructuring and other charges	—	2.2
Gain on sale of assets	(107.7)	—
Pension settlement charge	98.8	54.3
Loss on retirement of debt	5.5	16.2
Non-cash (gain) loss from derivatives	37.7	(5.0)
Change in operating assets and liabilities:
Receivables	(322.0)	28.4
Inventories	(252.0)	169.0
Other assets and liabilities	(31.2)	13.5
Accounts payable	233.6	55.8
Accrued liabilities	31.3	(8.5)
Accrued taxes payable/receivable	12.7	(1.6)
Deferred employee benefit costs	(24.9)	(8.7)
Net adjustments	(260.7)	345.5
Net cash provided by (used in) operating activities	(71.8)	296.7
Investing activities:
Acquisitions, net of cash acquired	(14.5)	—
Capital expenditures	(25.0)	(17.9)
Proceeds from sale of property, plant, and equipment	166.0	0.1
Net cash provided by (used in) investing activities	126.5	(17.8)
Financing activities:
Long term debt issued	—	500.0
Repayment of debt	(156.9)	(602.8)
Net proceeds (repayments) of short-term borrowings	79.3	(73.5)
Bond issuance costs	—	(10.6)
Net increase (decrease) in book overdrafts	13.7	(16.2)
Principal payments on finance lease obligations	(7.5)	(9.9)
Dividends paid to shareholders	(3.1)	—
Share repurchases	(0.9)	—
Dividends paid to non-controlling interest	—	(0.2)
Net cash used in financing activities	(75.4)	(213.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20.7)	65.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.8)	(2.6)
Net change in cash, cash equivalents, and restricted cash	(21.5)	63.1
Cash, cash equivalents, and restricted cash—beginning of period	62.5	59.8
Cash, cash equivalents, and restricted cash—end of period	$41.0	$122.9
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$47.9	$57.8
Income taxes, net	42.7	(7.1)
Noncash investing activities:
Asset additions under operating leases	115.4	0.9
Asset additions under finance leases and sale-leasebacks	13.9	1.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39.9	$61.4
Restricted cash	1.1	1.1
Receivables less provisions of $2.9 at September 30, 2021 and $1.7 at December 31, 2020	699.7	378.9
Inventories	855.8	604.5
Prepaid expenses and other current assets	98.0	57.5
Total current assets	1,694.5	1,103.4
Property, plant, and equipment, at cost	765.8	822.9
Less: Accumulated depreciation	399.6	401.1
Property, plant, and equipment, net	366.2	421.8
Operating lease assets	204.7	108.3
Other intangible assets	43.9	43.2
Goodwill	124.4	120.3
Deferred charges and other assets	6.3	5.1
Total assets	$2,440.0	$1,802.1
Liabilities
Current liabilities:
Accounts payable	$612.4	$365.1
Salaries, wages, and commissions	84.8	43.1
Other accrued liabilities	135.5	78.3
Short-term debt	28.5	13.8
Current portion of operating lease liabilities	25.4	20.7
Current portion of deferred employee benefits	6.6	6.6
Total current liabilities	893.2	527.6
Long-term debt	644.1	726.2
Deferred employee benefits	178.6	231.6
Noncurrent operating lease liabilities	176.6	93.0
Deferred income taxes	99.7	58.2
Other noncurrent liabilities	19.5	20.4
Total liabilities	2,011.7	1,657.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,687,094 and 38,329,897 shares issued at September 30, 2021 and December 31, 2020, respectively	0.4	0.4
Capital in excess of par value	387.4	383.1
Retained earnings	218.6	33.8
Treasury stock at cost – Common stock of 251,427 and 212,500 shares at September 30, 2021 and December 31, 2020, respectively	(7.5)	(6.6)
Accumulated other comprehensive loss	(177.8)	(271.9)
Total Ryerson Holding Corporation stockholders’ equity	421.1	138.8
Noncontrolling interest	7.2	6.3
Total equity	428.3	145.1
Total liabilities and equity	$2,440.0	$1,802.1

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 55% of our outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of September 30, 2021 and for the three-month and nine-month periods ended September 30, 2021 and 2020 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removed certain exceptions for recognizing deferred taxes for equity method investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also added guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. We adopted this guidance as of January 1, 2021 and there was no impact to our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update clarify the accounting to address diversity in practice and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) “Revenue from Contracts with Customers” (“ASC 606”). The update is effective for interim and annual reporting periods beginning after December 15, 2022 and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We will adopt this guidance effective October 1, 2021. Adoption of this guidance will not have an impact to our consolidated financial statements or disclosures.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$39.9	$61.4
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$41.0	$62.5

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at September 30, 2021 and December 31, 2020 as follows:

	September 30,	December 31,
	2021	2020
	(In millions)
In process and finished products	$855.8	$604.5

If current cost had been used to value inventories, such inventories would have been $228 million higher and $63 million lower than reported at September 30, 2021 and December 31, 2020, respectively. Approximately 89% and 91% of inventories are accounted for under the LIFO method at September 30, 2021 and December 31, 2020, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.8 million and $4.8 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

During the first nine months of 2021, the Company completed several asset sales in the form of sale-leasebacks, to generate cash proceeds that were, in part, utilized to redeem a portion of the 8.50% senior secured notes due 2028 (the “2028 Notes”), and also in a continued effort to optimize our facility footprint. Each of these sale-leasebacks were for varying periods of time, ranging from 21 months to 15 years, and therefore the Company recorded right of use assets of $95.1 million and lease liabilities of $86.4 million. See Note 6: Leases for further discussion of the individually significant leaseback transaction. As a result of these transactions, $65.4 million of land and building assets, net of accumulated depreciation, were sold for net cash proceeds of $163.2 million, resulting in a total gain of $107.7 million.

The Company also had normal course asset sale activity during the first nine months of 2021 which generated additional cash proceeds of $2.8 million.

NOTE 6: LEASES

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2036 and finance leases expiring at various times through 2027.

In June 2021, we completed a sale-leaseback transaction for a group of service center properties located in Delaware, Florida, Kentucky, Minnesota, Missouri, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia for net proceeds of approximately $104 million. The total annual rent for these properties starts at approximately $6.4 million per year, with the amount increasing by 1.5% annually over the 15-year lease term, including, without limitation, during any renewal term. Each lease includes two renewal options of five years each. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term.

The transaction met the requirements for sale-leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $62.5 million recorded in the Condensed Consolidated Statements of Comprehensive Income. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $84.4 million were recorded in the Condensed Consolidated Balance Sheets.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
Leases	Balance Sheet Location	2021	2020
		(In millions)
Assets
Operating lease assets	Operating lease assets	$204.7	$108.3
Finance lease assets	Property, plant, and equipment, net(a)	42.2	45.5
Total lease assets		$246.9	$153.8
Liabilities
Current
Operating	Current portion of operating lease liabilities	$25.4	$20.7
Finance	Other accrued liabilities	13.2	9.0
Noncurrent
Operating	Noncurrent operating lease liabilities	176.6	93.0
Finance	Other noncurrent liabilities	16.5	14.3
Total lease liabilities		$231.7	$137.0

(a)	Finance lease assets were recorded net of accumulated amortization of $16.6 million and $21.0 million as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the location and amount of lease expense reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	Location of Lease Expense Recognized in Income	2021	2020	2021	2020
		(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$8.8	$6.1	$21.6	$18.0
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	1.3	2.2	4.1	5.6
Interest on lease liabilities	Interest and other expense on debt	0.2	0.3	0.7	1.0
Variable lease expense	Warehousing, delivery, selling, general, and administrative	0.7	0.7	2.1	2.3
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.7	0.5	2.0	1.8
Total lease expense		$11.7	$9.8	$30.5	$28.7

The following table presents maturity analysis of lease liabilities at September 30, 2021:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2021	$8.2	$3.0
2022	30.7	12.7
2023	26.9	6.1
2024	24.6	5.2
2025	20.8	2.7
After 2025	127.6	1.6
Total lease payments	238.8	31.3
Less: Interest(b)	(36.8)	(1.6)
Present value of lease liabilities(c)	$202.0	$29.7

(a)

There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and the lease payments excluded an estimated amount of $64.2 million of legally binding lease payments for leases signed but not yet commenced.

(b)	Calculated using the discount rate for each lease.
(c)	Includes the current portion of $25.4 million for operating leases and $13.2 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
Lease Term and Discount Rate	2021	2020

Weighted-average remaining lease term (years)
Operating leases	10.4	7.3
Finance leases	2.9	2.8
Weighted-average discount rate
Operating leases	3.2%	3.4%
Finance leases	3.5%	4.4%

Information reported in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 is summarized below:

	Nine Months Ended September 30,
Other Information	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21.5	$18.9
Operating cash flows from finance leases	0.7	1.0
Financing cash flows from finance leases	7.5	9.9
Assets obtained in exchange for lease obligations
Operating leases	115.4	0.9
Finance leases	13.9	1.4

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $124.4 million and $120.3 million at September 30, 2021 and December 31, 2020, respectively. We recognized $4.1 million of additional goodwill during the first nine months of 2021. See Note 8: Acquisitions for further information. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2020, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. During the first nine months of 2021, we recognized $5.7 million in intangibles. See Note 8: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 8: ACQUISITIONS

On September 1, 2021, JT Ryerson acquired Specialty Metals Processing (“SMP”), a toll processor located in Stow, Ohio. SMP processes stainless steel, aluminum, titanium, and nickel alloy products in a variety of industries including aerospace. SMP's expertise in buffing, grinding, and polishing finishes adds to Ryerson's value-added processing capabilities. The acquisition is not material to our consolidated financial statements.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020
	(In millions)
Ryerson Credit Facility	$349.7	$285.0
8.50% Senior Secured Notes due 2028	300.0	450.0
Foreign debt	26.7	12.1
Other debt	6.4	7.8
Unamortized debt issuance costs and discounts	(10.2)	(14.9)
Total debt	672.6	740.0
Less: Short-term foreign debt	26.7	12.1
Less: Other short-term debt	1.8	1.7
Total long-term debt	$644.1	$726.2

Ryerson Credit Facility

On November 5, 2020, Ryerson entered into a fourth amendment of its $1.0 billion revolving credit facility to extend the maturity date from November 16, 2021 to November 5, 2025 (as amended, the “Ryerson Credit Facility” or “Credit Facility”). This fourth amendment also added the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after November 5, 2020.

At September 30, 2021, Ryerson had $349.7 million of outstanding borrowings, $12 million of letters of credit issued, and $638 million available under the Ryerson Credit Facility compared to $285.0 million of outstanding borrowings, $11 million of letters of credit issued, and $277 million available at December 31, 2020. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 2.6% and 2.9% at September 30, 2021 and December 31, 2020, respectively.

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

2022 and 2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Notes. The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility. The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 11.0% Senior Secured Notes due 2022 (the “2022 Notes”) and (ii) pay related transaction fees, expenses, and premiums.  During the fourth quarter of 2020, a principal amount of $50.0 million of the 2028 Notes was redeemed for $51.5 million and retired. During the third quarter of 2021, a principal amount of $150.0 million of the 2028 Notes was redeemed for $155.5 million and retired. As a result, $300 million in aggregate principal amount remained outstanding at September 30, 2021.

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

On July 9, 2021, JT Ryerson completed a partial redemption of $100 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 104.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  JT Ryerson funded the partial redemption using the proceeds of a sale leaseback transaction that closed on June 9, 2021.  See Note 6: Leases for further discussion of the sale leaseback transaction. Additionally, on July 23, 2021, JT Ryerson completed a partial redemption of $50 million aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  JT Ryerson funded this redemption with cash available on hand.

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2020 was $2.3 million and recorded it within other current assets in the Condensed Consolidated Balance Sheet.  As of September 30, 2021, the fair value was determined to be $0.4 million with the change of $1.9 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 11: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

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

Foreign Debt

At September 30, 2021, Ryerson China’s foreign borrowings were $26.7 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment. At December 31, 2020, Ryerson China’s foreign borrowings were $12.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $20 million and $35 million at September 30, 2021 and December 31, 2020, respectively.  Letters of credit issued by our foreign subsidiaries were $5 million and $6 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 10: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.8	$0.8	$0.2	$0.1
Interest cost	2.9	5.1	0.3	0.4
Expected return on assets	(5.8)	(8.2)	—	—
Settlement charge	98.4	53.2	—	—
Recognized actuarial (gain) loss	3.9	4.2	(1.5)	(1.7)
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.5)
Net periodic benefit cost (credit)	$100.2	$55.2	$(1.2)	$(1.7)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$2.6	$2.5	$0.4	$0.4
Interest cost	8.8	15.4	0.9	1.3
Expected return on assets	(17.6)	(24.4)	—	—
Settlement expense	98.8	54.3	—	—
Recognized actuarial (gain) loss	11.7	12.6	(4.5)	(5.2)
Amortization of prior service cost (credit)	—	0.1	(0.4)	(1.6)
Net periodic benefit cost (credit)	$104.3	$60.5	$(3.6)	$(5.1)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Effective September 24, 2021, the Ryerson Pension Plan purchased $206.6 million of annuities on behalf of a portion of plan participants which, due to the size of the transaction, resulted in settlement accounting. The pension plan was remeasured as of September 30, 2021. The remeasurement resulted in a settlement loss of $98.3 million which was recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of September 30, 2021. As a result of the remeasurement, the discount rate increased from 2.42% to 2.80% and the expected long-term rate of return on pension assets decreased from 5.05% to 4.35%.

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

The Company contributed $24 million to the pension plan funds through the nine months ended September 30, 2021, and anticipates no additional pension contribution funding for the remaining three months of 2021 as a result of recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress and is expected to be completed in early 2022. Once the cost estimates are completed, the voting parties of the PCI Group (which does not include JT Ryerson) will likely begin the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs. This process is anticipated to be completed sometime in 2022. Once the advocacy process is completed, the Allocation Team will prepare a proposed allocation of costs among the PRPs. All PRPs, including JT Ryerson, will then participate in the “mediation process,” during which the PRPs will attempt to agree on a final cost allocation. The mediation process is currently anticipated to occur sometime in 2022 or 2023.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at September 30, 2021 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the third amendment of the Ryerson Credit Facility, however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swaps as of September 30, 2021 was a net liability of $2.3 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$26.2	$16.0	Other accrued liabilities	$58.2	$11.9
2028 Notes embedded derivative	Prepaid expenses and other current assets	0.4	2.3	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	—	0.2
Interest rate swaps – current	Deferred charges and other assets	—	—	Other accrued liabilities	0.7	—
Interest rate swaps – non-current	Deferred charges and other assets	—	—	Other noncurrent liabilities	1.6	4.0
Total derivatives		$26.6	$18.3		$60.5	$16.1

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2021 and December 31, 2020:

	Notional Amount
Derivative Instruments	At September 30, 2021	At December 31, 2020	Unit of Measurement
Hot roll coil swap contracts	155,080	125,220	Tons
Aluminum swap contracts	18,800	20,264	Tons
Nickel swap contracts	750	345	Tons
Foreign currency exchange contracts	1.0 million	7.4 million	U.S. dollars
Interest rate swap contracts	160 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2021	2020	2021	2020
		(In millions)
Metal commodity contracts	Cost of materials sold	$(3.8)	$2.0	$(43.9)	$1.3
2028 Notes embedded derivative	Other income and (expense), net	(0.9)	—	(1.9)	—
Foreign exchange contracts	Other income and (expense), net	—	(0.1)	0.2	—
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	(0.1)	—	(0.1)	—
Total		$(4.8)	$1.9	$(45.7)	$1.3

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$(0.5)	$—	$(1.6)	$—

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020:

		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2021	2020	2021	2020
		(In millions)
Interest rate swaps (prior to de-designation)	Interest and other expense on debt	$—	$(0.5)	$—	$(1.1)

As of September 30, 2021, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $2.0 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2021:

	At September 30, 2021
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$26.2	$—
2028 Notes embedded derivative	—	—	0.4
Total derivatives	$—	$26.2	$0.4
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$58.2	$—
Interest rate swaps	—	2.3	—
Total derivatives	$—	$60.5	$—

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

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs). Changes to the projections made by the Company’s management after September 30, 2021 can affect the future value of this asset.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(1.9)
Balance at September 30, 2021	$0.4

The carrying and estimated fair values of our financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	At September 30, 2021		At December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$39.9	$39.9	$61.4	$61.4
Restricted cash	1.1	1.1	1.1	1.1
Receivables less provisions	699.7	699.7	378.9	378.9
Accounts payable	612.4	612.4	365.1	365.1
Long-term debt, including current portion	672.6	706.6	740.0	800.3

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

NOTE 13: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and nine month periods ended September 30, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	213	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	213	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7
Net income	—	—	—	—	—	112.9	—	—	—	0.4	113.3
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	0.1	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	357	—	—	—	1.5	—	—	—	—	—	1.5
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at June 30, 2021	38,687	$0.4	213	$(6.6)	$386.2	$172.0	$(45.4)	$(217.8)	$(2.3)	$7.0	$293.5
Net income	—	—	—	—	—	49.7	—	—	—	0.3	50.0
Foreign currency translation	—	—	—	—	—	—	(3.4)	—	—	(0.1)	(3.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $31.1	—	—	—	—	—	—	—	90.7	—	—	90.7
Share repurchases	—	—	38	(0.9)	—	—	—	—	—	—	(0.9)
Stock-based compensation expense	—	—	—	—	1.2	—	—	—	—	—	1.2
Cash dividends - $0.08 per share	—	—	—	—	—	(3.1)	—	—	—	—	(3.1)
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at September 30, 2021	38,687	$0.4	251	$(7.5)	$387.4	$218.6	$(48.8)	$(127.1)	$(1.9)	$7.2	$428.3

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and nine month periods ended September 30, 2020:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge- Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2020	37,996	$0.4	213	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income	—	—	—	—	—	16.4	—	—	—	—	16.4
Foreign currency translation	—	—	—	—	—	—	(8.5)	—	—	—	(8.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	1.8	—	—	1.8
Stock-based compensation expense	—	—	—	—	0.6	—	—	—	—	—	0.6
Cash flow hedge - interest rate swap, net of tax of $1.2	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Balance at March 31, 2020	37,996	$0.4	213	$(6.6)	$381.8	$116.0	$(57.1)	$(251.3)	$(3.8)	$6.0	$185.4
Net income (loss)	—	—	—	—	—	(25.6)	—	—	—	0.1	(25.5)
Foreign currency translation	—	—	—	—	—	—	1.7	—	—	(0.1)	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	334	—	—	—	0.4	—	—	—	—	—	0.4
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2020	38,330	$0.4	213	$(6.6)	$382.2	$90.4	$(55.4)	$(249.3)	$(3.8)	$5.8	$163.7
Net income (loss)	—	—	—	—	—	(39.9)	—	—	—	0.2	(39.7)
Foreign currency translation	—	—	—	—	—	—	1.2	—	—	—	1.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $2.0	—	—	—	—	—	—	—	5.8	—	—	5.8
Stock-based compensation expense	—	—	—	—	0.4	—	—	—	—	—	0.4
Cash flow hedge - interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.3	—	0.3
Balance at September 30, 2020	38,330	$0.4	213	$(6.6)	$382.6	$50.5	$(54.2)	$(243.5)	$(3.5)	$6.0	$131.7

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2021	$(47.0)	$(221.8)	$(3.1)
Other comprehensive income before reclassifications	(1.8)	13.1	—
Amounts reclassified from accumulated other comprehensive income into net income	—	81.6	1.2
Net current-period other comprehensive income	(1.8)	94.7	1.2
Balance at September 30, 2021	$(48.8)	$(127.1)	$(1.9)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2021		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.4	$7.3	Other income and (expense), net
Pension settlement	98.4	98.8	Other income and (expense), net
Prior service credits	(0.1)	(0.3)	Other income and (expense), net
Total before tax	100.7	105.8
Tax benefit	(23.1)	(24.2)
Net of tax	$77.6	$81.6
Interest rate swap
Realized swap interest (subsequent to de-designation)	$0.5	$1.6	Interest and other expense on debt
Tax benefit	(0.1)	(0.4)
Net of tax	$0.4	$1.2

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2020:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2020		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$7.5	Other income and (expense), net
Pension settlement	53.2	54.3	Other income and (expense), net
Prior service credits	(0.5)	(1.5)	Other income and (expense), net
Total before tax	55.2	60.3
Tax benefit	(14.3)	(15.6)
Net of tax	$40.9	$44.7
Cash flow hedge - interest rate swap
Realized swap interest (prior to de-designation)	$0.5	$1.1	Interest and other expense on debt
Tax benefit	(0.1)	(0.3)
Net of tax	$0.4	$0.8

NOTE 14: REVENUE RECOGNITION

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2021	2020	2021	2020
Carbon Steel Flat	31%	28%	31%	26%
Carbon Steel Plate	10	8	10	9
Carbon Steel Long	13	13	13	15
Stainless Steel Flat	19	16	18	16
Stainless Steel Plate	5	4	4	5
Stainless Steel Long	4	5	4	5
Aluminum Flat	11	16	13	14
Aluminum Plate	2	3	2	3
Aluminum Long	4	5	4	5
Other	1	2	1	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	(In millions)
United States	1,431.3	$737.9	$3,733.8	$2,337.7
Foreign countries	143.8	93.6	$407.6	275.9
Total	$1,575.1	$831.5	$4,141.4	$2,613.6

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2021	2020	2021	2020
Revenue on products with an alternative use	90%	89%	90%	88%
Revenue on products with no alternative use	10	11	10	12
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $702.6 million and $380.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2021	$10.8	$10.8
Contract liability satisfied during the period	—	(9.7)
Contract liability incurred during the period	—	10.9
Net change in contract assets and liabilities for products with no alternative use during the period	6.9	0.1
Changes to reserves	0.4	1.7
Ending Balance at September 30, 2021	$18.1	$13.8

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 15: PROVISION FOR CREDIT LOSSES

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of September 30, 2021:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2021	$1.7
Current period provision	1.8
Write-offs charged against allowance	(0.7)
Recoveries	0.2
Foreign currency translation	(0.1)
Balance at September 30, 2021	$2.9

NOTE 16: INCOME TAXES

For the three months ended September 30, 2021, the Company recorded income tax expense of $16.1 million compared to an income tax benefit of $19.3 million in the prior year. The $16.1 million tax expense and the $19.3 million income tax benefit for the three months ended September 30, 2021 and 2020, respectively, primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. For the nine months ended September 30, 2021, the Company recorded income tax expense of $62.2 million compared to an income tax benefit of $20.9 million in the prior year. The $62.2 million tax expense and the $20.9 million tax benefit for the nine months ended September 30, 2021 and 2020, respectively, primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. The lower effective tax rate in the first nine months of 2021 compared to the first nine months of 2020 is primarily a result of the increase in actual and forecasted earnings between the two periods as conditions have improved year-over-year.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $6.1 million at September 30, 2021 and $6.6 million at December 31, 2020.

The U.S. Tax Cuts and Jobs Act (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the three-month and nine-month periods ended September 30, 2021, we have included a tax expense of $0.4 million and $0.7 million, respectively, related to GILTI as part of our tax provision. For the three-month and nine-month periods ended September 30, 2020, we included a tax benefit of $2.0 million and $0.5 million, respectively, related to GILTI as part of our tax provision.

The Company accounts for uncertain income tax positions in accordance with ASC 740. In the second quarter of 2021, we released $0.7 million of reserves bringing the unrecognized tax benefits balance from $1.7 million at December 31, 2020 to $1.0 million at September 30, 2021.

NOTE 17: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings (loss) for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 44,909 and 42,262 for the three and nine-month periods ended September 30, 2021 and 250,356 and 259,244 for the three and nine-month periods ended September 30, 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings (loss) per share	2021	2020	2021	2020
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$49.7	$(39.9)	$187.9	$(49.1)
Denominator:
Weighted average shares outstanding	38,470	38,117	38,350	37,994
Dilutive effect of stock-based awards	621	—	472	—
Weighted average shares outstanding adjusted for dilutive securities	39,091	38,117	38,822	37,994

Earnings (loss) per share
Basic	$1.29	$(1.05)	$4.90	$(1.29)
Diluted	$1.27	$(1.05)	$4.84	$(1.29)

NOTE 18: SUBSEQUENT EVENTS

On October 4, 2021, the Company entered into a lease to rent approximately 897,000 square feet of space to be constructed by the lessor in University Park, Illinois (the “Premises”).

The lease is for a 184-month term, to commence upon substantial completion of construction of the Premises which date is anticipated to be May 1, 2023. We have the option to extend the lease for four additional five-year terms, on substantially the same terms and conditions as the prior term, but with the base rent rate adjusted to fair market value at that time. The Company is responsible for paying its share of building and common area expenses.

The initial base rent is approximately $7.3 million on an annualized basis, subject to annual increases of approximately 2.25%. The operating lease assets and liabilities are estimated to be $100 million and will be recognized at the commencement date of the lease.

On November 3, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.085 per share of common stock, payable on December 16, 2021 to stockholders of record as of November 15, 2021. Future quarterly dividends, if any, will be subject to Board approval.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first nine months of 2021, Ryerson experienced both stronger pricing and demand compared to the first nine months of 2020, with average selling prices 48.3% higher and shipments 6.9% higher, reflective of the strong commodity pricing environment and demand recovering to pre-COVID-19 levels. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed continued improvement in the first nine months of 2021. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in July, August, and September with readings above the growth threshold of 50%, indicating general expansion in factory activity and marking 16 consecutive months of expanding activity. Additionally, U.S. Industrial Production increased year-over-year for the seventh consecutive month in September, signifying improved conditions.

According to the Metal Service Center Institute, North American service center volumes grew by 11.2% in the first nine months of 2021 compared to the first nine months of 2020. On a North American basis, Ryerson’s demand also grew, but at a smaller rate than the industry, with tons sold up by 7.0% over the same period. Ryerson’s year-over-year North American demand growth was experienced most strongly in ground transportation, HVAC, and consumer durable sectors while the sectors with the strongest North American year-over-year contraction were oil and gas and food and agriculture.

COVID-19

At this time, our business, financial results, and the business of our customers continue to be impacted by COVID-19, economic pressures, as well as supply chain disruptions and tightness stemming from COVID-19. This is perpetuated by increasing demand momentum. There is uncertainty in the nature and degree of COVID-19’s continued effects over time.  Meanwhile, we remain committed to ensuring the safety of our employees and protecting the health and well-being of the communities in which we operate, and to operate our business under COVID-19 safety policies until we are certain that related risks have subsided.

First nine months ended September 30, 2021 vs. first nine months ended September 30, 2020 performance highlights

$4.14B	19.8%		$188M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
59% increase		190 bps increase	$237M increase
$4.84	$4.77		($72M)
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$6.13 increase		$4.68 increase	$369M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $4.14 billion in the first nine months of 2021, an increase of 58.5% compared to $2.61 billion for the first nine months of 2020, with average selling prices 48.3% higher and tons shipped 6.9% higher. In the first nine months of 2021, gross margin expanded to 19.8% compared to 17.9% for the first nine months of 2020. Included in the first nine months of 2021 cost of materials sold was LIFO expense of $290.9 million, compared to LIFO income of $23.0 million in the first nine months of 2020. Net income attributable to Ryerson Holding Corporation was $187.9 million, or earnings of $4.84 per diluted share, in the first nine months of 2021 compared to $49.1 million of net loss attributable to Ryerson Holding Corporation, or a loss of $1.29 per diluted share, for the first nine months of 2020.

To provide greater insight into the Company’s operating trends for the first nine months of 2021 apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income (loss) or earnings (loss) per share determined in accordance with GAAP.  Illustrated in the below table, the first nine months of 2021 net income attributable to Ryerson of $187.9 million includes a gain of $107.7 million generated from property sales, a loss on retirement of debt of $5.5 million, and a pension settlement charge of $98.3 million. See discussion of the significant sale-leaseback transaction in Note 6: Leases in Part 1, Item 1 of this report. After adjusting for these non-core business transactions and the related income tax provision, the adjusted net income attributable to Ryerson for the first nine months of 2021 is $185.0 million, an increase of $181.5 million compared to the year-ago adjusted net income attributable to Ryerson of $3.5 million which included restructuring charges, an adjustment for a loss on retirement of debt related to repurchases of the 11.00% Senior Secured Notes due 2022 (the “2022 Notes”), a pension settlement charge, and related income taxes.

(Dollars and shares in millions, except per share data)	First Nine Months 2021	First Nine Months 2020
Net income (loss) attributable to Ryerson Holding Corporation	$187.9	$(49.1)
Gain on sale of assets	(107.7)	—
Restructuring and other charges	—	2.2
Loss on retirement of debt	5.5	16.2
Pension settlement charge	98.3	52.5
Provision (benefit) for income taxes on above items	1.0	(18.3)
Adjusted net income attributable to Ryerson Holding Corporation	$185.0	$3.5
Diluted earnings (loss) per share	$4.84	$(1.29)
Adjusted diluted earnings per share	4.77	0.09
Shares outstanding – diluted	38.8	38.0

Recent Developments

On August 10, 2021, the Senate passed the Infrastructure Investment and Jobs Act, a $1.2 trillion bill which features $550 billion in new federal spending over 5 years. Included in this spending is investment in roads, bridges, and major projects, passenger and freight rail, electrical grid improvements, expansion of broadband access, transit systems, infrastructure for electric vehicles, and improvements to water systems. As of the date of this report, the bill is yet to receive passage by the House of Representatives. The Company believes that the additional government spending on infrastructure projects contemplated under the Infrastructure Investment and Jobs Act, as proposed, may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we would anticipate that the Infrastructure Investment and Jobs Act would be beneficial to the Company, but ultimately the impact on the Company’s operations is unclear.

On April 22, 2021, the U.S. International Trade Commission (“USITC”) confirmed the Department of Commerce’s affirmative antidumping duty determinations and injury determinations regarding US imports of common alloy aluminum sheet. As a result, the USITC has issued final antidumping duty orders on U.S. imports of common alloy aluminum sheet from the following sixteen countries: Bahrain, Brazil, Croatia, Egypt, Germany, India, Indonesia, Italy, Oman, Romania, Serbia, Slovenia, South Africa, Spain, Taiwan, and Turkey. Antidumping rates differ greatly depending on country of origin and producing mill and range from the low single digits to as high as 243%. Ryerson anticipates that the actions of the USITC will support the prices of domestically produced aluminum sheet and therefore benefit the Company’s average selling prices.

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act (“Section 232”). These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. Over the weekend of October 30th and 31st, 2021, the US and European Union agreed to revise Section 232 tariffs applied to the import of European steel and aluminum, allowing for the duty-free import of European steel and aluminum into the US, subject to tariff rate quotas. Specifically, the tariff rate quota includes the duty-free import of 3.3 million metric tons of steel melted and poured in the EU, 18 thousand metric tons of unwrought aluminum, and 366 thousand metric tons of semi-finished aluminum. The revision is to be applied on January 1, 2022. At this time, the scope of this agreement and its impact to Ryerson are unclear.

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

Results of Operations — Comparison of Three and Nine Months Ended September 30, 2021 to Three and Nine Months Ended September 30, 2020

The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,575.1	100.0%	$831.5	100.0%	$4,141.4	100.0%	$2,613.6	100.0%
Cost of materials sold	1,210.5	76.9	675.6	81.3	3,321.9	80.2	$2,146.4	82.1
Gross profit	364.6	23.1	155.9	18.7	819.5	19.8	467.2	17.9
Warehousing, delivery, selling, general, and administrative expenses	180.2	11.4	125.4	15.1	530.3	12.8	405.2	15.5
Gain on sale of assets	—	—	—	—	(107.7)	(2.6)	—	—
Restructuring and other charges	—	—	0.2	—	—	—	2.2	0.1
Operating profit	184.4	11.7	30.3	3.6	396.9	9.6	59.8	2.3
Other (expenses) and income	(118.3)	(7.5)	(89.3)	(10.7)	(145.8)	(3.5)	(129.5)	(5.0)
Income (loss) before income taxes	66.1	4.2	(59.0)	(7.1)	251.1	6.1	(69.7)	(2.7)
Provision (benefit) for income taxes	16.1	1.0	(19.3)	(2.3)	62.2	1.6	(20.9)	(0.8)
Net income (loss)	50.0	3.2	(39.7)	(4.8)	188.9	4.5	(48.8)	(1.9)
Less: Net income attributable to noncontrolling interest	0.3	—	0.2	—	1.0	—	0.3	—
Net income (loss) attributable to Ryerson Holding Corporation	$49.7	3.2%	$(39.9)	(4.8)%	$187.9	4.5%	$(49.1)	(1.9)%
Basic earnings (loss) per share	$1.29		$(1.05)		$4.90		$(1.29)
Diluted earnings (loss) per share	$1.27		$(1.05)		$4.84		$(1.29)

Net sales

The following charts show the Company’s percentage of sales by major product lines:

	September 30,		Dollar	Percentage
	2021	2020	change	change
	($ in millions)
Net sales (three-months ended)	$1,575.1	$831.5	$743.6	89.4%
Net sales (nine-months ended)	$4,141.4	$2,613.6	$1,527.8	58.5%

	September 30,		Tons	Percentage
	2021	2020	change	change
	(in thousands)
Tons sold (three months ended)	519	489	30	6.1%
Tons sold (nine-months ended)	1,621	1,517	104	6.9%

	September 30,		Price	Percentage
	2021	2020	change	change
Average selling price per ton sold (three-months ended)	$3,035	$1,700	$1,335	78.5%
Average selling price per ton sold (nine-months ended)	$2,555	$1,723	$832	48.3%

Revenue for the three-month and nine-month periods ended September 30, 2021 increased from the same periods a year ago due to higher average selling prices caused by supply constraints in 2021 as well as higher tons sold as metals market conditions began to improve in the second half of 2020 after declining sharply at the beginning of the global outbreak of COVID-19. Compared to the year ago periods, average selling price increased for all of our product lines in both the three-month and nine-month periods ended September 30, 2021 with the largest increases in our carbon plate, carbon flat, stainless flat, and stainless plate products. Tons sold increased in the three-month and nine-month periods ended September 30, 2021 overall, with increases in our aluminum flat, stainless flat, aluminum long, and carbon long product lines partially offset by decreases in our aluminum plate, stainless long, and carbon plate product lines. However, we noted sequential shipment declines on a per day basis in most of our end-markets in North America in the third quarter as constraints in customer supply chains muted underlying demand.

Cost of materials sold

	September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$1,210.5	76.9%	$675.6	81.3%	$534.9	79.2%
Cost of materials sold (nine-months ended)	$3,321.9	80.2%	$2,146.4	82.1%	$1,175.5	54.8%

	September 30,		Cost	Percentage
	2021	2020	change	change
Average cost of materials sold per ton sold (three-months ended)	$2,332	$1,381	$951	68.9%
Average cost of materials sold per ton sold (nine-months ended)	$2,049	$1,415	$634	44.8%

The increase in cost of materials sold in the three-month and nine-month periods ended September 30, 2021 compared to the year ago periods is primarily due to the increase in average cost of materials sold per ton and to the increase in tons sold. The average cost of materials sold increased across all product lines with the largest increases in our carbon plate, carbon flat, carbon long, and stainless plate product lines during the three-month and nine-month periods ended September 30, 2021. During the third quarter of 2021, LIFO expense was $102.3 million compared to LIFO income of $16.9 million in the third quarter of 2020. During the first nine months of 2021, LIFO expense was $290.9 million compared to LIFO income of $23.0 million in the first nine months of 2020.

Gross profit

	September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$364.6	23.1%	$155.9	18.7%	$208.7	133.9%
Gross profit (nine-months ended)	$819.5	19.8%	$467.2	17.9%	$352.3	75.4%

Gross profit increased in the three-month and nine-month periods ended September 30, 2021 compared to the year ago periods as volume increased and as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin.

Operating expenses

	September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$180.2	11.4%	$125.4	15.1%	$54.8	43.7%
Warehousing, delivery, selling, general, and administrative expenses (nine-months ended)	$530.3	12.8%	$405.2	15.5%	$125.1	30.9%
Gain on sale of assets (nine-months ended)	$(107.7)	(2.6)%	$—	—	$(107.7)	—
Restructuring and other charges (three-months ended)	$—	—	$0.2	—	$(0.2)	(100.0)%
Restructuring and other charges (nine-months ended)	$—	—	$2.2	0.1%	$(2.2)	(100.0)%

Total operating expenses, inclusive of gain on sale of assets and restructuring and other charges, increased in the three-month and nine-month periods ended September 30, 2021 compared to the year ago periods primarily due to an increase in incentive compensation of $21.7 million in the third quarter of 2021 and $69.1 million in the first nine months of 2021, higher benefit costs of $6.0 million in the third quarter of 2021 and $15.0 million in the first nine months of 2021 mainly from higher medical costs and payroll taxes on higher incentive compensation, increased salaries and wages expense of $11.1 million in the third quarter of 2021 and $11.8 million in the first nine months of 2021 due to increases in salaries, overtime, and temporary help, increased delivery expenses of $5.6 million in the third quarter of 2021 and $11.1 million in the first nine months of 2021 primarily due to higher tons sold and higher fuel prices, higher selling, general, and administrative expenses of $5.1 million in the third quarter of 2021 and $8.0 million in the first nine months of 2021 primarily due to higher consulting fees, and higher facility costs of $4.4 million in the third quarter of 2021 and $6.6 million in the first nine months of 2021 primarily due to higher rent expense after the leaseback of facilities sold in 2021. Partially offsetting the increase in expenses were gains on the sale and leaseback of facilities in 2021. In the first quarter of 2021, we recognized a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington, facility. In the second quarter of 2021, we recognized a gain of $87.4 million on the sale-leaseback of twelve of our facilities across the United States.

Operating profit

	September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss) (three-months ended)	$184.4	11.7%	$30.3	3.6%	$154.1	508.6%
Operating profit (nine-months ended)	$396.9	9.6%	$59.8	2.3%	$337.1	563.7%

Our operating profit increased in the three-month and nine-month periods ended September 30, 2021 compared to the three-month and nine-month periods ended September 30, 2020, primarily due to the increases in average selling prices and tons sold as discussed above.

Other expenses

	September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(13.7)	(0.9)%	$(20.2)	(2.4)%	$(6.5)	(32.2)%
Interest and other expense on debt (nine-months ended)	$(40.8)	(1.0)%	$(61.2)	(2.3)%	$(20.4)	(33.3)%
Other income and (expense), net (three-months ended)	$(104.6)	(6.6)%	$(69.1)	(8.3)%	$(35.5)	(51.4)%
Other income and (expense), net (nine-months ended)	$(105.0)	(2.5)%	$(68.3)	(2.6)%	$(36.7)	(53.7)%

Interest and other expense on debt decreased in the three-month and nine-month periods ended September 30, 2021 compared to the year ago periods primarily due to the redemption of our 2022 Notes which had an outstanding balance of $530.3 million at the redemption date of August 21, 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of our 8.50% senior secured notes due 2028 (the “2028 Notes”). In October 2020, $50.0 million of the 2028 Notes were redeemed and in July 2021, $150 million of the 2028 Notes were redeemed. In addition, interest and other expense on debt was lower in the three-month and nine-month periods ended September 30, 2021 due to a lower level of borrowings outstanding under our $1.0 billion revolving credit facility (“the Ryerson Credit Facility”) compared to the year ago periods as excess funds were borrowed in 2020 to maintain access to cash during the COVID-19 pandemic.

The other income and (expense), net in the third quarter and first nine months of 2021 includes a $98.3 million pension settlement loss and a $5.5 million loss on the repurchase of $150.0 million of the 2028 Notes. See Pension Funding section below for further details on the transaction that resulted in the pension settlement loss. In addition, the other income in the third quarter and first nine months of 2021 includes a $0.9 million loss and a $1.9 loss, respectively, resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes. The other income and (expense), net in the third quarter and first nine months of 2020 includes a $52.5 million pension settlement loss and $16.2 million loss on the repurchase and redemption of the 2022 Notes.

Provision for income taxes. In the third quarter of 2021, the Company recorded income tax expense of $16.1 million compared to a tax benefit of $19.3 million in the third quarter of 2020. In the first nine months of 2021, the Company recorded income tax expense of $62.2 million compared to an income tax benefit of $20.9 million in the first nine months of 2020. The income tax recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic earnings per share was $1.29 in the third quarter of 2021 and $4.90 in the first nine months of 2021 compared to basic loss per share of $1.05 in the third quarter of 2020 and $1.29 in the first nine months of 2020. Diluted earnings per share was $1.27 in the third quarter of 2021 and $4.84 in the first nine months of 2021 compared to a diluted loss per share of $1.05 in the third quarter of 2020 and $1.29 in the first nine months of 2020. The changes in earnings per share are due to the results of operations discussed above.

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

The global COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. We reduced this balance to approximately $40 million as of December 31, 2020. As of September 30, 2021, we are no longer holding excess cash due to COVID-19 cash access concerns. We had cash and cash equivalents of $39.9 million at September 30, 2021, compared to $61.4 million at December 31, 2020. Our total debt outstanding decreased to $673 million at September 30, 2021 compared to $740 million at December 31, 2020 due to proceeds received from the facility sale and leaseback transactions in the first nine months of 2021. See Note 5: Property, Plant and Equipment within Part 1, Item 1 of this report on Form 10-Q for further discussion. We had a debt-to-capitalization ratio of 61% and 84% at September 30, 2021 and at December 31, 2020, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $698 million at September 30, 2021 versus $373 million at December 31, 2020. Our net debt (defined as total debt less cash and cash equivalents) was $633 million and $679 million at September 30, 2021 and December 31, 2020, respectively. Total liquidity and net debt are not GAAP financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$40	$61
Availability under Ryerson Credit Facility and foreign debt facilities	658	312
Total liquidity	$698	$373

Below is a reconciliation of total debt to net debt:

	September 30, 2021	December 31, 2020
	(In millions)
Total debt	$673	$740
Less: cash and cash equivalents	(40)	(61)
Net debt	$633	$679

Of the total cash and cash equivalents, as of September 30, 2021, $11.5 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net income (loss)	$188.9	$(48.8)
Depreciation and amortization	40.5	40.5
Gain on sale of assets	(107.7)	—
Pension settlement charge	98.8	54.3
Loss on retirement of debt	5.5	16.2
Non-cash (gain) loss from derivatives	37.7	(5.0)
Change in operating assets and liabilities:
Receivables	(322.0)	28.4
Inventories	(252.0)	169.0
Accounts payable	233.6	55.8
All other operating cash flows	4.9	(13.7)
Net cash provided by (used in) operating activities	(71.8)	296.7
Acquisitions, net of cash acquired	(14.5)	—
Capital expenditures	(25.0)	(17.9)
Proceeds from sale of property, plant, and equipment	166.0	0.1
Net cash provided by (used in) investing activities	126.5	(17.8)
Long-term debt issued	—	500.0
Repayment of debt	(156.9)	(602.8)
Net proceeds (repayments) of short-term borrowings	79.3	(73.5)
Net increase (decrease) in book overdrafts	13.7	(16.2)
Dividends paid to shareholders	(3.1)	—
Share repurchases	(0.9)	—
All other financing cash flows	(7.5)	(20.7)
Net cash used in financing activities	(75.4)	(213.2)
Effect of exchange rates on cash and cash equivalents	(0.8)	(2.6)
Net increase (decrease) in cash and cash equivalents	$(21.5)	$63.1

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. The increase in accounts receivable in the first nine months of 2021 is the result of higher sales levels during the second half of the third quarter of 2021 compared to the second half of the fourth quarter of the prior year. Inventory levels also increased in the first nine months of 2021 as inventory was purchased to meet higher sales levels resulting from stronger metals market conditions. The increase in accounts payable at the end of the third quarter of 2021 is related to increased purchases and operating activities in the first nine months of 2021 associated with increased sales compared to the fourth quarter of the prior year. In comparison, the decrease in accounts receivable in the first nine months of 2020 is the result of lower sales levels due to the weak market conditions resulting from the COVID-19 outbreak in 2020. Inventory levels also decreased significantly in the first nine months of 2020 as the Company brought inventory levels in line with the weak market conditions. In the first nine months of 2021, we recorded a non-cash pension settlement charge of $98.8 million compared to a charge of $54.3 million in the first nine months of 2020. The settlement charges in both years resulted primarily from the purchase of annuities by the Ryerson Pension Plan on behalf of a portion of plan participants which resulted in settlement losses of $98.3 million and $52.5 million in the third quarter of 2021 and 2020, respectively.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased slightly year-over-year to $25.0 million for the first nine months of 2021 compared to $17.9 million in the first nine months of 2020. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $166.0 million during the first nine months of 2021. In the third quarter of 2021, the Company purchased Specialty Metals Processing (“SMP”). See Note 8: Acquisitions within Part I, Item I of this report, for discussion of the SMP acquisition.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. Net cash used in financing activities in the first nine months of 2021 was primarily related to the repurchase of $150.0 million of the outstanding principal amount of our 2028 Notes, which was funded using proceeds from the sale and leaseback of certain facilities during 2021. Net proceeds of $79.3 from Ryerson Credit Facility borrowings were used primarily to fund operating activities during the first nine months of 2021. Net cash used in financing activities in the first nine months of 2020 was primarily related to Ryerson Credit Facility repayments from the operating cash flow that was generated, partially offset by approximately $101 million of additional funds borrowed at September 30, 2020 to maintain access to cash during the COVID-19 pandemic, and to the redemption and repurchase of the outstanding principal amount of $587.9 million of our 2022 Notes in the first nine months of 2020. In addition, in the third quarter of 2020 we issued $500 million of our 2028 Notes to replace the 2022 Notes at a lower interest rate and debt level and paid $10.3 million of issuance fees on the transaction. Book overdrafts fluctuate based on the timing of payments.

In the third quarter of 2021, our Board of Directors declared a quarterly dividend of $0.08 per share and we paid cash dividends of $3.1 million on September 16, 2021 to stockholders of record as of August 16, 2021. Future quarterly dividends, if any, will be subject to the Board of Directors’ approval, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, and current and anticipated cash needs.

On August 4, 2021, our Board of Directors authorized a stock repurchase program that permits the purchase of up to $50 million of the Company’s outstanding shares of common stock.  The authorization is effective through August 4, 2023, unless terminated. Under the stock repurchase program, management is not obligated to repurchase, but has discretion in determining the conditions under which shares may be purchased from time to time. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. There were $0.9 million of share repurchases during the third quarter of 2021. As of September 30, 2021, we had $49.1 million remaining under this share repurchase program.

As market conditions warrant and subject to our contractual restrictions, liquidity position, and other factors, we may from time to time seek to repurchase or retire our outstanding debt through cash purchases and/or exchanges for other debt or equity securities in open market transactions, privately negotiated transactions, by tender offer, or otherwise. Any such cash repurchases by us may be funded by cash on hand or by incurring additional debt. We currently have authorization for up to $50.0 million of stock repurchases. Current and future amounts involved in any such transactions, individually or in the aggregate, may be material.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of September 30, 2021. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $672.6 million at September 30, 2021 from $740.0 million at December 31, 2020, mainly due to cash generated from asset sale proceeds in the first nine months of 2021, partially offset by the net cash used in operating activities.

Total debt outstanding as of September 30, 2021 consisted of the following amounts: $349.7 million borrowings under the Ryerson Credit Facility, $300.0 million under the 2028 Notes, $26.7 million of foreign debt, and $6.4 million of other debt, less $10.2 million of unamortized debt issuance costs. For further information, see Note 9: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

On July 9, 2021 a principal amount of $100.0 million of our 2028 Notes were repurchased for $104.0 million and retired, resulting in the recognition of a $4.0 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income.  The Company funded the transaction with cash from the sale leaseback transaction that occurred on June 9, 2021. See discussion in Note 6: Leases within Part I, Item I of this report.  On July 23, 2021 a principal amount of $50.0 million of the 2028 Notes were repurchased for $51.5 million resulting in the recognition of a $1.5 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income. The Company funded the transaction with cash on hand.  As a result of the repurchases, the Company has written off a portion of the 2028 Notes issuance costs and recorded a charge of $2.8 million within interest and other expense on debt in the third quarter Condensed Consolidated Statement of Comprehensive Income.

Pension Funding

At December 31, 2020, pension liabilities exceeded plan assets by $154 million. Through the nine months ended September 30, 2021, we have made $24 million in pension contributions and we anticipate no additional required pension contributions in the remaining three months of 2021 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

Effective September 24, 2021, the Ryerson Pension Plan purchased $206.6 million of annuities on behalf of a portion of plan participants which, due to the size of the transaction, resulted in settlement accounting. The pension plan was remeasured as of September 30, 2021. The remeasurement resulted in a settlement loss of $98.3 million which was recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of September 30, 2021. As a result of the remeasurement, the discount rate increased from 2.42% to 2.80% and the expected long-term rate of return on pension assets decreased from 5.05% to 4.35%.

Changes in returns on plan assets may affect our plan funding, cash flows, and financial condition. Differences between actual plan asset returns and the expected long-term rate of return on plan assets impact the measurement of the following year’s pension expense and pension funding requirements. However, we believe that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contributions.

Material Cash Requirements

The Company expects to make approximately $683 million in principal payments to satisfy its debt obligations, consisting of $27 million in foreign debt coming due within a year, $6 million of other debt coming due now through 2024, $350 million for the Ryerson Credit Facility coming due in 2025, and $300 million for the 2028 Notes due in 2028. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 9: Long Term Debt for further information.

The Company expects to pay approximately $33 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $171 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument, including the effect of the interest rate swaps.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2036, and finance leases expiring at various times through 2027. The total amount of future lease payments is estimated to be $270 million, with $45 million over the next 12 months.  Including leases signed but not yet commenced as of September 30, 2021 and the University Park, IL lease that was signed in October 2021, total lease payments are $463 million.  Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 6: Leases and Note 18: Subsequent Events for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of September 30, 2021, we had outstanding purchase obligations of approximately $17 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $706.6 million at September 30, 2021 and $800.3 million at December 31, 2020 as compared with the carrying value of $672.6 million and $740.0 million at September 30, 2021 and December 31, 2020, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of September 30, 2021, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of September 30, 2021 was a net liability of $2.3 million. The Company recognized a gain of $1.7 million related to mark-to-market changes and interest expense of $3.4 million in current earnings for the nine months ended September 30, 2021. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the nine-month period ended September 30, 2021 into earnings was a loss of $1.6 million.

After considering the effects of our interest rate swaps, 69% of our debt was at fixed interest rates as of September 30, 2021. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first nine months of 2021 by approximately $1.4 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.0 million outstanding at September 30, 2021 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2021, the Company recognized a $0.2 million gain associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2021 would increase or decrease the fair value of the foreign currency contracts by $0.1 million.

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

As of September 30, 2021, we had 155,080 tons of hot roll coil swaps contracts with a net liability value of $33.9 million, 18,800 tons of aluminum swap contracts with a net asset value of $1.8 million, and 750 tons of nickel swap contracts with a net asset value of $0.1 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2021, the Company recognized a loss of $43.9 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2021 would increase or decrease the fair value of commodity derivative contracts by $2.8 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2021.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings as of September 30, 2021, please refer to Note 11: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

The non-guarantor subsidiaries represented, respectively, 9.9% and 16.1% of our net sales and EBITDA for the nine months ended September 30, 2021. In addition, these non-guarantor subsidiaries represented respectively, 13.1% and 8.6% of our assets and liabilities, as of September 30, 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the third quarter of 2021 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	38,927	22.31	38,927	49.1
	38,927		38,927

(1) On August 4, 2021, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $50 million of the Company’s outstanding shares of common stock. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3, 4, and 5 are not applicable and have been omitted.

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

Date: November 3, 2021