Form 10-K
period 2021-12-31
Ryerson Holding Corp
filed 2022-02-23
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $239,876,301. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2022 there were 38,394,162 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	the effects of the COVID-19 pandemic;
•	highly cyclical fluctuations resulting from, among others, seasonality, market uncertainty, and costs of goods sold;
•	remaining competitive and maintaining market share in the highly competitive and fragmented metals distribution industry;
•	managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation;
•	the management of inventory and other costs and expenses;
•	customer, supplier, and competitor consolidation, bankruptcy, or insolvency;
•	the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•	future funding for postretirement employee benefits may require substantial payments from current cash flow;
•	the failure to effectively integrate newly acquired operations;
•	the regulatory and other operational risks associated with our operations located outside of the United States (“U.S.”);
•	the ability of management to focus on North American and foreign operations;
•	currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, and the Hong Kong dollar;
•	the adequacy of our efforts to mitigate cyber security risks and threats;
•	reduced production schedules, layoffs or work stoppages by our own, our suppliers’, or customers’ personnel;
•	certain employee retirement benefit plans are underfunded and the actual costs could exceed current estimates;
•	prolonged disruption of our processing centers;
•	the ability to retain and attract management and key personnel;
•	our risk management strategies may result in losses;
•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;
•	the impact of new or pending litigation against us;
•	the risk of product liability claims;
•	changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;
•	our substantial indebtedness and the covenants in instruments governing such indebtedness;
•	the ability to comply with the terms of our asset-based credit facility and our indenture; and
•	the ownership of a majority of our equity securities by a single investor group.

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

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 4,000 employees across 91 facilities in North America and four facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the products we sell are processed to meet customer requirements.

Our business strategy includes providing a superior level of customer service and responsiveness, technical services, and inventory management solutions while maintaining low operating costs in order to maximize financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions.

To that end, we continue to focus on our interconnected network, systems, and to enhance our value-added services and online presence to provide increased access, functionality, and flexibility to our customers. We are using advanced analytics to improve pricing and inventory utilization. Our service centers are strategically located near our customers, which permits us to quickly process and deliver our products and services, often the day after receiving an order. We own, lease, or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. Our range of products together with our breadth of services allows us to service a diverse customer base and to create long-term partnerships with our customers and enhances our profitability.

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. Ryerson’s M&A strategy includes both transformative turnaround acquisitions and value-add, bolt-on acquisitions. Recently, Ryerson has focused on bolt-on acquisitions such as its September 1, 2021 acquisition of Specialty Metals Processing, Inc. (“SMP”).  SMP is a toll processor of stainless steel, aluminum, titanium, and nickel alloy products that expanded the Company’s value-add services in a variety of industries including aerospace. SMP was purchased for $14.0 million, net of cash acquired.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we believe we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 91 facilities.

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

Lean Operating Structure Providing Operating Leverage.

Ryerson has demonstrated the ability to effectively manage expenses through tactical productivity and spending improvements.  In a stronger metals service center environment characterized by increases in demand and/or pricing, we believe that most additional expenses to service higher revenue and margins would come from variable expenses while further leveraging economies of scale on our existing fixed expenses. In 2021, although impacted by supply chain tightness, industry volumes improved compared to 2020. In response to increased volumes, our warehousing, selling, general, and administrative expenses increased by $156.9 million compared to 2020, but decreased as a percentage of sales by 350 basis points, illustrating our ability to manage cost pressures and realize expense leverage.

Throughout 2021, we continued to focus on and execute strong inventory management and had average inventory days excluding LIFO of 73 days in 2021, within our target inventory range.

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other metals service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,100,000 orders per year. We provide supply chain solutions, including just-in-time delivery and value-added processing to many original equipment manufacturing customers.

For the year ended December 31, 2021, no single customer, including their subcontractors, accounted for more than 5% of our sales, and our top 10 customers, including their subcontractors accounted for less than 13% of our sales.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is effective for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength through continued focus on price and volume using an analytics-driven approach to procurement. In addition, we view our strategic suppliers as supply chain partners. We focus on logistics, lead times, rolling schedules, and scrap return programs to drive value-based buying that is advantageous for us. Metals producers worldwide are consolidating, and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. Our relationships with suppliers often provide us with access to metals when supply is constrained. Through our knowledge of the global metals marketplace and capabilities of specific mills, we believe we have developed an advantageous global purchasing strategy.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy. Our senior management has an average of more than 30 years of experience in the metals or service center industries. Our Chief Executive Officer (“CEO”) and President, Mr. Edward Lehner, who joined the Company in August 2012 as Chief Financial Officer (“CFO”) and became CEO in June 2015, has 30 years of experience, predominantly in the metals industry. Mr. Mike Burbach, our Chief Operating Officer, has over 38 years of experience with the Company and previously served as the President, North-West Region of the Company. Mr. Jim Claussen, Executive Vice President & CFO, has 27 years of industry experience.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported growth throughout 2021 with readings above 50%, indicating expansion in factory activity. This growth trend continued into 2022 with a reading of 57.6 for January. While PMI reported contraction in March, April, and May of 2020 due to the onset of the COVID-19 pandemic in the U.S., PMI has overall reported general economic expansion for the last three years as readings have exceeded 50% for 28 of the last 36 months. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Additionally, the Department of Commerce announced that real GDP increased 5.7 percent in 2021 and the Federal Reserve projected that the median growth rate in real GDP would be 4.0%, 2.2%, and 2.0% for 2022, 2023, and 2024, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. Our end markets are supported by the strength of the manufacturing economy, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production is expected to have expanded by 5.5% in 2021 and is further expected to grow by 4.2% in 2022 and 2.8% in 2023.

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

We had capital expenditures of $194.6 million in the five-year period ended December 31, 2021. We are increasing our investments in processing equipment due to customers requesting higher levels of value-added processing.  We expect this to increase our profitability. We currently perform processing services on nearly 80% of the materials sold by us.

The following pie charts show our percentage of sales by major product lines for 2021 and 2020:

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

For the year ended December 31, 2021, no single customer, including their subcontractors, accounted for more than 5% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 13% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States.

The following pie charts show the Company’s percentage of sales by metal consuming industry for 2021 and 2020:

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

We also have international facilities located in Canada, Mexico, and China.  Net sales of our international locations (based on where the shipments originated) accounted for 9.7% of our consolidated 2021 net sales, or $551.6 million. See Note 14 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

For the year ended December 31, 2021, our top 25 suppliers, including their subcontractors, accounted for approximately 77% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions during the past year, we believe both our size and our long-term relationships with our suppliers has enabled us to meet our material requirements and will continue to allow us to do so in the future.

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

Because much of our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

In 2021, we continued to focus on organic growth by expanding existing facilities and adding processing equipment. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2021, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $38.0 million.

	Additions	Retirements or Sales	Net
	(In millions)
2021	$59.3	$68.5	(9.2)
2020	26.0	0.2	25.8
2019	45.8	57.5	(11.7)
2018	38.4	5.5	32.9
2017	25.1	24.9	0.2

The net reductions in 2019 and 2021 are related to sale lease-back transactions. See Part II, Item 8, Note 5: Property, Plant, and Equipment for additional information on the 2021 sale-leaseback transactions. The lower amount of additions in 2020 was caused by maintenance capital expenditures deferred to 2021 as spending was reduced due to uncertainties surrounding the COVID-19 pandemic. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $100 million for 2022, much of which is related to organic activities comprised of maintenance and purchases geared towards highly accretive growth projects. We expect nearly half of the 2022 capital expenditures to be funded using proceeds from the 2021 sale-leasebacks of two properties with the remainder funded from cash generated by operations and available borrowings. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation. For the long term, we expect capital expenditures to normalize to a rate that approximates depreciation.

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

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design. The EPA did not include JT Ryerson in those meetings.  It did include Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel’s 2020 disclosures filed with the EPA acknowledged that Schnitzer Steel is the legal successor to the prior operators (including JT Ryerson) in the designated area. On February 12, 2021, the EPA announced that one hundred percent (100%) of the PHS Site is now in the active remedial design phase.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2021 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

Environmental, Social and Governance

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

We are committed to mitigating the impact our operations and products have on the environment. As an operator of metals service centers, our day-to-day business consists of the sale, distribution, and processing of a broad variety of metal products sourced from numerous primary metal producers. Our operations, by their nature, do not emit significant amounts of carbon dioxide or other greenhouse gases. Further, according to the Steel Recycling Institute, we believe steel, one of our most significant products, is the most recycled material on the planet—more than plastic, paper, and glass combined each year—which provides a strong foundation for our sustainability efforts. The Steel Recycling Institute notes that two out of every three tons of new steel are produced from old steel. As part of our commitment to environmental sustainability, we:

•	Sell carbon, steel, and aluminum, which are 100% recyclable and can be recycled many times over to create new products without loss of quality
•	Purchase significant volumes of metal that have been produced using recycled materials or scrap melted in Electric Arc Furnaces
•	Source most of our steel from North American metal producers, which have substantially lower greenhouse gas emissions compared to other world producers
•	Sell scrap material generated in our operations to recyclers
•	Work with our customers to reduce carbon emissions throughout their value chain

We also use propane fuel to operate forklifts, have installed energy efficient lighting in many of our facilities, and utilize energy efficient diesel tractors that consume less fuel and reduce emissions for the majority of our trucking fleet to further mitigate our impact on the environment.

Community & Social Vitality

Being a responsible neighbor and helping build better communities in the areas we operate is a central part of our company culture. We understand that supporting our communities through giving back is an important and increasing interest of our current and future employees.

Employees are provided the opportunity to volunteer their time in the communities they call home through the Ryerson Gives Back program. Established in 2017, Ryerson Gives Back encourages teams across the Company to volunteer in their community, allotting four paid volunteer hours annually to each employee. From food banks to local construction projects, we have watched employees step up to support underserved groups and areas on behalf of Ryerson.

In addition to giving back, we encourage employees to exercise their civic responsibilities. Employees were granted an additional four hours of paid time off to vote in the 2020 presidential election. We also support various charitable organizations, including those that promote social justice and equality, good health, children's causes, educational advancement, and community programs.

Human Capital

In order to provide best in class customer experiences, it is crucial that we continue to work to attract and retain top talent. To facilitate talent attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and wellness programs, and by programs that build connections between our employees and their communities.

Employees. As of December 31, 2021, we employed approximately 3,700 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,600 office employees and approximately 2,100 plant employees. Seventeen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Five renewal contracts covering 100 employees were successfully negotiated in 2021. Four contracts covering 104 employees are currently scheduled to expire in 2022.

Employee Development & Engagement. Ryerson believes in promoting from within and provides the resources for long-term career development.  Our summer internship program and Ryerson Academy provide meaningful training to entry-level employees.  Ryerson Academy is a unique, 12-week immersive training program that runs three sessions per year for entry-level inside sales associates. The program provides intensive training and experience in sales and customer service with up to 15 participants in each session. Ryerson Academy also teaches critical communication, negotiation, and presentation skills, and participants regularly interact with Ryerson’s senior leadership and subject matter experts.

For decades, we have supported the continuing education of our employees’ families through a college scholarship program. In 2021, as part of this program, we awarded almost $32,000 in academic scholarships to students graduating from high school that are children or dependents of Ryerson employees. We also support the continuing education of our employees through tuition reimbursement programs.

We have a robust training platform, Ryerson EDvantage, available to all employees which offers Ryerson product training along with general skills courses that are customized for our employees’ development.  We focus on succession planning and ensure that proper cross-training and knowledge transfer is in place.

Our commitment to listening to and working with our employees led to the launch of our company-wide engagement survey in 2018. Using Quantum Workplace, a leading engagement survey software, our employees anonymously provided their perspectives on a variety of topics. Ryerson achieved overall favorability of 67% with a participation rate of nearly 80%, which exceeded industry benchmarks. We distributed the results to our department heads and managers to hold team meetings to discuss the outcomes and gain additional insights. We identified key improvement opportunities and established advisory teams to address them. In early 2020, we conducted a follow-up “pulse” survey with a subset of the organization and, encouragingly, found that favorability scores increased in locations where leaders had worked to affect change. From this collective effort came company-wide initiatives including new health and wellness programs and improved sick, vacation, and parental leave policies for U.S. employees.

Diversity and Inclusion. Ryerson is dedicated to building a diverse workplace of associates from a variety of cultures, educational backgrounds, and life experiences. A well-rounded community of talent helps cultivate new ideas and perspectives that help the Company expand its thinking and refine its practices and processes to continue growing in a smart way. Ryerson is aggressively working to engage diverse and under-represented individuals through its recruiting efforts in diverse and underserved communities. We have a Diversity & Inclusion Council whose mission is to foster an environment across the organization that values diversity of experiences and perspectives and encourages inclusivity in all aspects of the business. Only by respecting each of our unique perspectives, experiences, and needs can we unlock the full potential of our workforce and attract the best talent. The council seeks to achieve this through:

•	Developing cultural competence and responsiveness as an organization,
•	Building capacity, capability, and competency to lead a diverse workforce,
•	Creating a work environment that provides equal access to information and opportunities for professional growth and advancement, and
•	Developing, implementing, and continuously improving guided conversations across the organization on diversity and inclusion.

We promote the advancement of women in our organization through our Women’s Sponsorship Program which provides sponsorship of women in various levels and positions throughout the organization. Ryerson’s employees also participate in Association of Women in the Metals Industry membership and events. Additionally, effective January 1, 2022, we adopted a new parental leave policy which provides all U.S. non-union, full-time employees with four weeks of fully paid parental leave plus eight weeks of fully paid maternity leave.

From a governance perspective, Ryerson has adopted a Code of Ethics & Business Conduct, a Board Corporate Governance Guidelines and Nominating Corporate Governance Committee Charter, an Equal Employment Opportunity Policy, and Anti-harassment Policy to support our diversity, equity, and inclusion values. Our Board of Directors and Compensation Committee provide oversight of our policies, programs, and initiatives focusing on workforce diversity and inclusion.

Employee Safety.  Upholding a safe workplace is one of our core values and a part of the company's culture. Our safety standards, which go beyond the minimum requirements required by applicable law, have helped protect the well-being of our people and prevent workplace injuries that can impact business productivity. We continuously work to maintain a safety performance rating that consistently outperforms the industry average and have implemented an Environmental, Health, and Safety policy that reinforces the goal of a zero-injury workplace. Our low recordable injury rate compared to our peers in the metal services industry, based on U.S. Occupational Safety and Health Administration (“OSHA”) criteria, reflects our effectiveness in protecting our employees. Our 2021 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 2.08, which was better than the industry average as reported by the Bureau of Labor Statistics.

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

Compensation and Benefits. We provide robust compensation and benefits programs to help meet the financial needs of our employees. In addition to salaries, we provide annual and quarterly sales incentive plans, healthcare and insurance benefits, health savings and flexible spending accounts, retirement savings contribution matching, paid time off, parental and maternity leave, employee assistance programs, and tuition assistance. Additionally, we have targeted equity-based grant programs with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

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

We do not expect the cyclical nature of our industry to change and any downturn in our customers’ industries could reduce our revenues and profitability or a significant or prolonged slowdown in activity in the U.S., Canada, or any other major world economy, or a segment of any such economy, could negatively impact our sales growth and results of operations.

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

The metals services industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us.  Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.0 billion revolving credit facility (“the Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Consequently, changing metals prices could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations.

Disruptions could occur due to factors beyond our control, including economic downturns, political unrest, port slowdowns, trade issues, including increased export or import duties or trade restrictions, health crises, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products to us. Public health problems may result in quarantines, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of materials, higher costs for available supplies, or cause other disruptions within our operations and supply chain. Public health problems may cause increased costs of certain supplies and disruptions and delays within our supply chain, and may expose us to unanticipated liability or require us to change our business practices.

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

Changes in customer or product mix could cause our gross margin percentage to decline.

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

We may not be able to retain or expand our customer base if the North American manufacturing industry erodes through acquisition and merger or consolidation activity in our customers’ industries.

Our customer base primarily includes manufacturing and industrial firms. Some of our customers operate in industries that are undergoing consolidation through acquisition and merger activity and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the United States and Canada. To the extent that our customers cease U.S. operations or relocate to regions in which we do not have a presence, we could lose their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could impact our customer base and market share.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2021, our top 25 suppliers represented approximately 77% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

RISKS RELATED TO MARKET AND ECONOMIC VOLATILITY

Changes in inflation may adversely affect financial performance.

Fluctuations in inflation, could result in lower revenues, higher costs, and decreased margins, profits, and earnings. Rapid or significant inflation could increase the costs we incur to procure, process, package, and deliver our metal to customers and we may not be able to increase selling prices to customers at the same rate, resulting in decreased margins and operating profits. Prolonged periods of deflation could adversely affect the degree to which we are able to maintain or increase selling prices resulting in decreased revenues, margins, and operating profits.

We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions. The onset, duration, and severity of an inflationary period cannot be estimated with precision.

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

We maintain foreign operations in Canada, China, and Mexico. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. In addition, we may be subject to business disruptions created by health crises and outbreaks of communicable diseases. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

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

As of December 31, 2021, we employed approximately 3,700 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,600 office employees and approximately 2,100 plant employees. Seventeen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Five renewal contracts covering 100 employees were successfully negotiated in 2021. Four contracts covering 104 employees are currently scheduled to expire in 2022.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2021, our pension plan had an unfunded liability of $96 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

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

Additionally, we may use commodity contracts, foreign exchange contracts, and interest rate swaps to manage our exposure to commodity price risk, foreign currency exchange risk, and interest rate risk. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle our obligations, which could cause us to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of such instruments.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. See Note 13: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose, and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

Certain of our variable rate debt, including the Ryerson Credit Facility, currently uses LIBOR as a benchmark for establishing certain interest rates. LIBOR is the subject of recent proposals for reform, and on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the U.K. Financial Conduct Authority confirmed its intention to cease publication of the one-week and two-month USD LIBOR tenors and all tenors for EUR, CHF, JPY, and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. On June 30, 2023, when LIBOR rates cease to be published, the interest rate on the Ryerson Credit Facility will be replaced with SOFR. At this time, it is not possible to predict the effect any discontinuance, modification, or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company or its borrowing costs. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

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

We paid cash dividends on our common stock in the third and fourth quarter of 2021 but any future dividend payments are at the discretion of our Board of Directors.

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

We currently have a substantial amount of indebtedness. As of December 31, 2021, our total indebtedness was $639.3 million and we had approximately $670 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2021, total credit availability under the Ryerson Credit Facility was $670 million. See discussion regarding the Ryerson Credit Facility in Note 10: “Debt” of Part II, Item 8 “Financial Statements and Supplementary Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The non-guarantor subsidiaries represented, respectively, 9.7% and 14.3% of our net sales and EBITDA for the fiscal year ended December 31, 2021. In addition, these non-guarantor subsidiaries represented respectively, 12.7% and 8.5% of our assets and liabilities, as of December 31, 2021.

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

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2021, we had $316.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $670 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2021 and considering the impact of interest rate swaps, a 100 basis point increase in the interest rate on our floating rate debt effective from the beginning of the year would increase our interest expense under the Ryerson Credit Facility and the China credit facility by approximately $2.0 million, on an annual basis. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As of December 31, 2021, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 78 operational facilities, including 6 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 65% of these facilities are leased. The lease terms expire at various times through 2036. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Leased
Phoenix, AZ	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Wilmington, DE	Leased
Jacksonville, FL	Owned
Tampa Bay, FL	Leased
Lavonia, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Leased
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Owned
Wichita, KS	Leased
Shelbyville, KY**	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Leased
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Leased
Jackson, MS	Owned

Charlotte, NC**	Owned
Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Hampstead, NH*	Leased
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased
Stow, OH	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Leased
Tulsa, OK	Leased
Ambridge, PA**	Leased
Fairless Hills, PA	Leased/Vacated
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Leased
Gallatin, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Leased
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX	Leased
Houston, TX (2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Leased
Renton, WA	Leased
Spokane, WA	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

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

Operations in China

Ryerson China, an indirect wholly-owned subsidiary of Ryerson Holding, has four service and processing centers in China, in Guangzhou, Dongguan, Kunshan, and Tianjin, performing coil processing, sheet metal fabrication, and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own all of our China facilities and have purchased the related land use rights. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson Holding, has four facilities in Mexico. We have service centers in Monterrey, Tijuana, Hermosillo, and Queretaro, all of which are leased. The lease terms expire at various times through 2029. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

For information concerning legal proceedings as of December 31, 2021, please refer to Note 13: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K, which is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 21, 2022, there were 2 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We paid cash dividends on our common stock in the third and fourth quarter of 2021, of $0.08 and $0.085 per share, respectively. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility and our outstanding notes, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2016 to December 31, 2021. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co., Olympic Steel Inc., and Worthington Industries, Inc., each of which has securities listed for trading on the NASDAQ; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Ryerson Holding	$100.00	$77.93	$47.51	$88.64	$102.20	$197.70
S&P 500	$100.00	$121.61	$116.56	$151.49	$177.56	$225.37
Peer Group	$100.00	$110.34	$94.62	$146.71	$163.00	$216.47

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 4, 2021, our Board of Directors authorized a share repurchase program that permits the purchase of up to $50 million of the Company’s outstanding shares of common stock. The authorization is effective through August 4, 2023, unless terminated. Under the share repurchase program, management is not obligated to repurchase, but has discretion in determining the conditions under which shares may be purchased from time to time. We may opportunistically repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. During the year ended December 31, 2021, we repurchased 80,432 shares at an average cost of $22.39 per share, or $1.8 million in total. As of December 31, 2021, we had remaining authorization to purchase an additional $48.2 million of shares.

Our share repurchase activity during the three months ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
	(In millions, except shares and per share data)
October 1, 2021 - October 31, 2021	41,505	$22.46	41,505	$48.2
November 1, 2021 - November 30, 2021	—	—	—	48.2
December 1, 2021 - December 31, 2021	—	—	—	48.2
	41,505		41,505

Recent Sale of Unregistered Securities and Use of Proceeds

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 55% of our issued and outstanding common stock.

We are a leading metals service center, value-added processor, and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2021, Ryerson experienced both stronger pricing and demand compared to 2020, with average selling prices 57.0% higher and shipments 4.3% higher, as steel supply was limited throughout much of the year while end-market demand was strong. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

Throughout 2021, indicators in the key steel industry end markets that had previously reported weakness as a result of the COVID-19 pandemic, reported growth.  This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in each month of the year with readings above 50%, indicating general expansion in factory activity. This strength has continued into 2022 with a January reading of 57.6, which marks the twentieth consecutive month of expansion. Similarly, U.S. Industrial Production, which reports year-over-year industrial sector business output, reported growth in output for the eleventh consecutive month in January 2022.

According to the Metal Service Center Institute, North American service center volumes increased by 7.6% in 2021 compared to 2020. On a North American basis, this volume growth outpaced Ryerson’s, as Ryerson’s North American volumes increased by 4.5% over the same period. Ryerson’s demand growth was experienced most significantly in HVAC, commercial ground transportation, and construction sectors on a year-over-year basis.

COVID-19

At this time, our business, financial results, and the business of our customers continue to be impacted by COVID-19, including economic pressures, as well as supply chain disruptions and tightness stemming from COVID-19. This is perpetuated by increasing demand momentum. There is uncertainty in the nature and degree of COVID-19’s continued effects over time.  Meanwhile, we remain committed to ensuring the safety of our employees and protecting the health and well-being of the communities in which we operate. We continue to operate our business under COVID-19 safety policies until we are certain that related risks have subsided.

2021 Performance Highlights

These key metrics illustrate Ryerson’s financial performance for the full year 2021 compared to 2020:

$5.7B	20.2%	$294M
Total Revenues	Gross Margin	Net Income Attributable to Ryerson Holding Corporation
64% increase	230bps increase	$360M increase

$7.56	$7.46	$35M
Diluted EPS	Adjusted Diluted EPS	Cash from Operating Activities
$9.29 increase	$7.54 increase	$243M decrease

A reconciliation of diluted EPS to adjusted diluted EPS is provided below.

Domestic steel demand was strong in 2021 while supply remained limited throughout much of the year, driving significant increases in average selling prices. Compared to 2020, average selling prices increased by 57.0% and tons shipped increased by 4.3%, resulting in a year-over-year revenue increase of 63.7%. Gross margin expanded by 230 bps from 2020 as rapidly increasing market prices outpaced inventory costs. Warehousing, delivery, selling, general, and administrative expenses for 2021 increased by $156.9 million compared to 2020 driven by increased variable compensation. However, expenses as a percentage of sales decreased from 16.0% to 12.5% as the Company effectively managed inflationary pressures in labor, logistics, and operating supplies. As a result of the Company’s exceptional performance amidst the year’s supportive conditions, we generated record net income attributable to Ryerson Holding Corporation of $294.3 million, or $7.56 per diluted share, in 2021. This compares to a net loss attributable to Ryerson Holding Corporation of $65.8 million, or a loss of $1.73 per diluted share, for 2020.

To provide greater insight into the Company’s 2021 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income (loss) and diluted adjusted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions.  Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income or earnings per share determined in accordance with GAAP.  Illustrated in the below table, the 2021 net income attributable to Ryerson Holding Corporation of $294.3 million includes a $109.6 million gain related to the sale-leaseback transactions completed during the year. It also includes $5.5 million of expenses related to the redemption of $100.0 million of the 8.50% senior secured notes due 2028 (the “2028 Notes”), which was enabled by the sale-leaseback transaction proceeds, as well as a $50 million redemption utilizing cash on hand. Both of these 2028 Notes redemptions were exercised in-line with the optional redemption features secured in the Company’s 2020 bond issuance. 2021 net income additionally includes $98.3 million of nonrecurring pension settlement expenses driven by the third quarter partial annuitization of our pension liabilities. See “Pension Funding” discussion below for further details on this transaction. After adjusting for these non-core business transactions and the related provision for income taxes, the adjusted net income attributable to Ryerson Holding Corporation for 2021 is $290.0 million, an increase of $293.1 million compared to the prior year’s adjusted net loss attributable to Ryerson Holding Corporation of $3.1 million which included adjustments for restructuring and other charges, loss on retirement of debt related to the redemption price paid to creditors as well as unamortized debt issuance costs written off related to the refinance of the 11.0% Senior Secured Notes, pension settlement charges related to a partial annuitization of pension liabilities, and a lump sum settlement offering in 2020, and related income taxes.

(Dollars and shares in millions, except per share data)	2021	2020
Net income (loss) attributable to Ryerson Holding Corporation	$294.3	$(65.8)
Gain on sale of assets	(109.6)	—
Restructuring and other charges	—	2.2
Loss on retirement of debt	5.5	17.7
Pension settlement charge	98.3	64.6
Provision (benefit) for income taxes	1.5	(21.8)
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$290.0	$(3.1)
Diluted earnings (loss) per share	$7.56	$(1.73)
Adjusted diluted earnings (loss) per share	7.46	(0.08)
Shares outstanding - diluted	38.9	38.0

Ryerson generated cash from operating activities of $35 million in 2021, a decrease compared to $278 million generated in 2020 driven by increased working capital requirements amidst recovering demand and rising costs in the industry.

Ryerson’s 2021 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra as we strive to grow volume and sustainably expand margins by increasing our fabrication business and improving our speed through our use of both tools and analytics.

Ryerson’s financial strategy includes a focus on generating strong cash from operating activities, enabled by industry-leading working capital management and an improved through the cycle operating model to effectively decrease both net debt and fixed cash commitments. In 2021, the Company continued to progress its financial strategy and recorded several milestone achievements. During the year, Ryerson successfully executed sale-leaseback transactions pursuant to which the Company sold thirteen properties and generated proceeds of $163 million. The Company subsequently utilized the proceeds to redeem $100 million of its 2028 Notes. In addition to this redemption, Ryerson also redeemed another $50 million of the 2028 Notes at a price of 103%. After these partial redemptions, $300 million aggregate principal amount of the 2028 Notes remains outstanding, a decrease of 40% compared to the $500 million in original principal issued in July of 2020. This $200 million reduction in the Notes decreased the Company’s annual interest expense by $17 million. As a result of the Notes redemptions, total debt decreased from $740 million as of December 31, 2020 to $639 million as of December 31, 2021 and net debt (defined as total debt less cash and cash equivalents, and restricted cash from sales of property, plant, and equipment) decreased from $679 million to $588 million. Net debt is not a GAAP financial measure. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP. A reconciliation of debt to net debt is provided with the “Liquidity and Capital Resources” discussion below.

In addition, Ryerson furthered its financial transformation by completing another partial pension obligation annuitization in the third quarter of 2021. This $206 million annuitization not only reduced the Company’s legacy liability risks but is also expected to yield economic savings of approximately $5 million on a net present value basis.

In August, Ryerson’s Board of Directors declared a first-time quarterly cash dividend of $0.08 per share of common stock which was paid on September 16, 2021. At the same time, the Board also approved a share repurchase program authorizing the Company to purchase up to an aggregate of $50 million of the Company’s common stock over the following two years. These additions to Ryerson’s capital allocation plan reflect the Company’s commitment of delivering value to shareholders and underscore its confidence in its transformed balance sheet and improved operating model while also providing the ability to purchase shares below intrinsic value. Further underscoring this commitment and confidence, Ryerson’s Board of Directors approved a half-cent increase to the dividend in November 2021. The Company distributed this increased dividend of $0.085 per share of common stock to holders on December 16, 2021. As of December 31, 2021, the Company had repurchased approximately 80,000 shares at an average price of $22.46, resulting in a return to shareholders of approximately $1.8 million. Combined with distributed dividend payments, Ryerson returned a total of $8.2 million to shareholders in 2021.

In recognition of the Company’s substantially reduced debt, Ryerson received credit upgrades from each of its covering agencies in 2021. Moody’s upgraded Ryerson’s corporate rating to B1 from B2, Standard & Poor’s (“S&P”) upgraded it to B+ from B, and Fitch issued an upgrade to BB- from B+. The following table summarizes the Company’s ratings by agency as of December 31, 2021.

Agency	Corporate	Revolving Credit Facility	Senior Secured	Outlook
Moody's	B1	N/A	B2	Stable
S&P	B+	N/A	B+	Stable
Fitch	BB-	BB+	BB-	Stable

As a result of the July 2020 bond refinance and subsequent debt reductions, cash interest payments in 2021 totaled $51 million, compared to $62 million in 2020. Pension and retiree medical contributions increased compared to the prior year to $27 million as Ryerson paid an additional $12 million of pension contributions in 2021 that were deferred from 2020 as allowed under the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”). Additionally, given the improved operating environment of 2021, the Company increased its capital expenditure budget, driving cash contributions to maintenance capital expenditures up to $37 million for the year, which includes maintenance capital expenditures that were deferred from 2020 as spending was reduced due to uncertainties surrounding the COVID-19 pandemic. In all, fixed cash commitments totaled $115 million in 2021, an increase compared to $88 million in the previous year.

Industry Developments

On August 10, 2021, the Senate passed the Infrastructure Investment and Jobs Act, a $1.2 trillion bill which features $550 billion in new federal spending over 5 years. Included in this spending is investment in roads, bridges, passenger and freight rail, electrical grid improvements, expansion of broadband access, transit systems, infrastructure for electric vehicles, and improvements to water systems. As of the date of this report, the bill is yet to receive passage by the House of Representatives. The Company believes that the additional government spending on infrastructure projects contemplated under the Infrastructure Investment and Jobs Act, as proposed, may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we would anticipate that the Infrastructure Investment and Jobs Act would be beneficial to the Company, but ultimately the impact on the Company’s operations is unclear.

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

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act (“Section 232”). These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. Over the weekend of October 30th and 31st, 2021, the US and European Union agreed to revise Section 232 tariffs applied to the import of European steel and aluminum, allowing for the duty-free import of European steel and aluminum into the US, subject to tariff rate quotas. Specifically, the tariff rate quota includes the duty-free import of 3.3 million metric tons of steel melted and poured in the EU, 18 thousand metric tons of unwrought aluminum, and 366 thousand metric tons of semi-finished aluminum. The revision was to be applied on January 1, 2022. At this time, the scope of this agreement and its impact to Ryerson are unclear.

Acquisitions

On September 1, 2021, JT Ryerson acquired Specialty Metals Processing, Inc. (“SMP”), a toll processor located in Stow, Ohio, for $14.0 million, net of cash acquired. SMP processes stainless steel, aluminum, titanium, and nickel alloy products in a variety of industries including aerospace. SMP's expertise in buffing, grinding, and polishing finishes adds to Ryerson's value-added processing capabilities.

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

Cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs, and direct and indirect internal processing costs. The cost of materials sold fluctuates with our sales volume and our ability to purchase metals at competitive prices. Increases in sales volume generally enable us to improve purchasing leverage with suppliers as we buy larger quantities of metals inventories.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data:

	Year Ended December 31, 2021	% of Net Sales	Year Ended December 31, 2020	% of Net Sales
Net sales	$5,675.3	100.0%	$3,466.6	100.0%
Cost of materials sold	4,528.5	79.8	2,845.5	82.1
Gross profit	1,146.8	20.2	621.1	17.9
Warehousing, delivery, selling, general, and administrative expenses	711.2	12.5	554.3	16.0
Gain on sale of assets	(109.6)	(1.9)	—	—
Restructuring and other charges	—	—	2.2	—
Operating profit	545.2	9.6	64.6	1.9
Other expenses	(156.1)	(2.7)	(154.7)	(4.5)
Income (loss) before income taxes	389.1	6.9	(90.1)	(2.6)
Provision (benefit) for income taxes	93.7	1.7	(24.8)	(0.7)
Net income (loss)	295.4	5.2	(65.3)	(1.9)
Less: Net income attributable to noncontrolling interest	1.1	—	0.5	—
Net income (loss) attributable to Ryerson Holding Corporation	$294.3	5.2%	$(65.8)	(1.9)%
Basic earnings (loss) per share	$7.67		$(1.73)
Diluted earnings (loss) per share	$7.56		$(1.73)

The following charts show the Company’s percentage of sales by major product lines for 2021 and 2020:

Comparison of the year ended December 31, 2021 with the year ended December 31, 2020

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2021	2020	change	change
	($ in millions)
Net sales	$5,675.3	$3,466.6	$2,208.7	63.7%

	Year Ended December 31,		Tons	Percentage
	2021	2020	change	change
	(in thousands)
Tons sold	2,095	2,009	86	4.3%

	Year Ended December 31,		Price	Percentage
	2021	2020	change	change
Average selling price per ton sold	$2,709	$1,726	$983	57.0%

Revenue for the year ended December 31, 2021, increased from the same period a year ago due to higher average selling prices caused by supply constraints in 2021 and higher tons sold as metals market conditions began to improve in the second half of 2020 after declining sharply at the beginning of 2020 due to the global outbreak of COVID-19. Compared to the year ago period, average selling price increased for all of our product lines in 2021 with the largest increases in our carbon plate, carbon flat, stainless flat, and stainless plate products. Tons sold increased in 2021 overall, with increases in our aluminum flat, stainless flat, and aluminum long product lines partially offset by decreases in our carbon plate, aluminum plate, and stainless plate product lines. Tons sold per ship day were 8,313 in 2021 as compared to 7,941 in 2020.

Cost of Materials Sold

	Year Ended December 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$4,528.5	79.8%	$2,845.5	82.1%	$1,683.0	59.1%

			Year Ended December 31,		Dollar	Percentage
			2021	2020	change	change
Average cost of materials per ton sold			$2,162	$1,417	$745	52.6%

The increase in cost of materials sold in 2021 compared to the year ago period is primarily due to an increase in average cost of materials sold per ton driven by supply constraints and the increase in tons sold. The average cost of materials sold increased across all of our product lines with the average cost of materials sold for our carbon plate, carbon flat, and carbon long product lines increasing more than our other product lines during 2021.

During 2021, LIFO expense was $366 million related to increases in pricing for all product lines with the largest impact from carbon products. During 2020, LIFO income was $12 million related to decreases in pricing for all product lines, which was muted by the impact of a reduction in tons in inventory, which led to the liquidation of older LIFO layers that were at a higher cost.

Gross Profit

	Year Ended December 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$1,146.8	20.2%	$621.1	17.9%	$525.7	84.6%

Gross profit dollars increased in 2021 compared to 2020 due to an increase in volume as well as average selling price increasing faster than the increase in the average cost of materials sold, which resulted in an increase in gross margin.

Operating Expenses

	Year Ended December 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$711.2	12.5%	$554.3	16.0%	$156.9	28.3%
Gain on sale of assets	$(109.6)	(1.9)%	$—	—	$(109.6)	—
Restructuring and other charges	$—	—	$2.2	—	$(2.2)	(100.0)%

Total operating expenses in 2021 were $45.1 million higher than in 2020. The increase in operating expenses in 2021 was primarily due to higher employee related costs as incentive compensation increased $76.3 million due to higher profitability, employee benefit expense increased by $21.0 million due to higher discretionary bonus program expenses, medical costs, and payroll taxes on higher incentive compensation, and salaries and wages expense increased by $16.2 million due to an increase in headcount, and higher salaries as 2020 included workforce and compensation reductions as a result of the pandemic, as well as higher overtime and temporary help due to labor shortages in some areas in 2021. In addition, expenses were impacted by changes in the following categories:

•	higher operating expenses of $25.4 million primarily due to increased operating supplies and higher rent expense after the sale and leaseback of 13 facilities in 2021;
•	higher selling, general, and administrative expenses of $12.1 million primarily due to increased use of outside technical services and increased travel and entertainment expenses;
•	higher delivery expenses of $11.4 million due to higher shipments and increased fuel and delivery costs; and
•	higher depreciation of $2.1 million.

Partially offsetting these increases were gains on the sale and leaseback of facilities in 2021. In the first quarter of 2021, we recognized a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington, facility. In the second quarter of 2021, we recognized a gain of $87.4 million on the sale-leaseback of twelve of our facilities across the United States. In the fourth quarter of 2021, we recognized a gain of $1.9 million on the sale of a purchase option for a facility in Ohio.

In addition, reorganization costs were $9.6 million lower in 2021 compared to 2020.  Included in the reorganization costs in 2020 was $3.7 million of system implementation costs and a restructuring charge of $2.2 million of severance costs for staff reductions.

On a per ton basis, operating expenses increased to $287 per ton in 2021 from $277 per ton in 2020.

Operating Profit

	Year Ended December 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$545.2	9.6%	$64.6	1.9%	$480.6	744.0%

Our operating profit increased in 2021 compared to 2020 primarily due to increases in average selling prices and the increase in tons sold.

Other Expenses

	Year Ended December 31,
	2021		2020
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(51.0)	(0.9)%	$(76.4)	(2.2)%	$25.4	(33.2)%
Other income and (expense), net	$(0.9)	—	$5.3	0.1%	$(6.2)	(117.0)%
Pension settlement charges	$(98.7)	(1.7)%	$(65.9)	(1.9)%	$(32.8)	49.8%
Loss on retirement of debt	$(5.5)	(0.1)%	$(17.7)	(0.5)%	$12.2	(68.9)%

Interest and other expense on debt decreased in 2021 compared to 2020 primarily due to the redemption of our 11.00% Senior Secured Notes due 2022 (the “2022 Notes”) which had an outstanding balance of $530.3 million at the redemption date of August 21, 2020 following the redemption of $57.6 million of the 2022 Notes during the first six months of 2020. The 2022 Notes were replaced by a lower level of debt at a lower interest rate with the issuance of $500.0 million of 8.50% senior secured notes due 2028 (the “2028 Notes”). In October 2020, $50.0 million of the 2028 Notes were redeemed and in July 2021, $150 million of the 2028 Notes were redeemed. In addition, interest and other expense on debt was lower in 2021 due to a lower level of borrowings outstanding under our $1.0 billion revolving credit facility (“the Ryerson Credit Facility”) compared to 2020 as excess funds were borrowed in 2020 to maintain access to cash during the COVID-19 pandemic. Interest expense in 2021 included a $2.8 million charge to write-off unamortized bond issuance costs related to the $150.0 million of 2028 Notes redeemed in July 2021. Interest expense in 2020 included a $1.0 million charge to write-off unamortized bond issuance costs related to the $50.0 million of 2028 Notes redeemed in October 2020 and a $0.4 million charge to write-off unamortized bond issuance costs related to the $57.6 million of 2022 Notes repurchased during the first six months of 2020.

The year 2021 includes a $98.7 million pension settlement loss due to the annuitization and lump-sum payouts of a portion of our pension liability and a $5.5 million loss on the repurchase of $150.0 million of the 2028 Notes. In addition, the other income and (expense), net in 2021 includes a $2.1 million loss from the change in the fair value of an embedded derivative within the 2028 Notes indenture, and a $0.7 million credit from net periodic benefit cost other than service cost. The year 2020 includes a $65.9 million pension settlement loss due the annuitization and lump-sum buyouts of a portion of our pension liability, a $16.2 million loss on the repurchase and redemption of the 2022 Notes, and a $1.5 million loss on the redemption of $50.0 million of the 2028 Notes. In addition, other income and (expense), net in 2020 included a $2.3 million gain on the recognition of the fair value of an embedded derivative in the 2028 Notes indenture and a $2.1 million credit from net periodic benefit cost other than service cost. See the Pension Funding section below for further details on the transactions that resulted in the pension settlement losses in both years.

Provision for Income Taxes

The $93.7 million income tax provision in 2021 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2021, the Company recorded a $1.6 million benefit as a result of releasing valuation allowances on certain state and foreign net operating losses, and a $0.8 million benefit related to the statute of limitations expiring on an uncertain tax position.

The $24.8 million income tax benefit in 2020 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During 2020, the Company recorded a benefit of $1.8 million related to the statute of limitations expiring on an uncertain tax position.

Noncontrolling Interest

In both 2021 and 2020, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $1.1 million and $0.5 million, respectively.

Earnings Per Share

Basic and diluted earnings per share was $7.67 and $7.56, respectively, in 2021. Basic and diluted loss per share was $1.73 in 2020. The changes in earnings per share are due to the results of operations discussed above.

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

The global COVID-19 pandemic led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future. As a proactive, precautionary measure, we borrowed approximately $166 million under the Ryerson Credit Facility in the first quarter of 2020 to maintain access to cash during the COVID-19 pandemic. As of December 31, 2021, we are no longer holding excess cash due to COVID-19 concerns. We had cash and cash equivalents of $51.2 million at December 31, 2021, compared to $61.4 million at December 31, 2020. Our total debt outstanding at December 31, 2021 decreased to $639 million compared to $740 million of total debt outstanding at December 31, 2020 due to proceeds received from the facility sale and leaseback transactions and cash flow from operations in 2021. See Part II. Item 8, Financial Statements and Supplementary Data, Note 5: Property, Plant, and Equipment for further discussion. We had a debt-to-capitalization ratio of 54% and 84% at December 31, 2021 and at December 31, 2020, respectively. We had total liquidity (defined as cash and cash equivalents, restricted cash from sales of property, plant, and equipment, and availability under the Ryerson Credit Facility and foreign debt facilities) of $741 million at December 31, 2021 versus $373 million at December 31, 2020. Our net debt (defined as total debt less cash and cash equivalents, and restricted cash from sales of property, plant, and equipment) was $588 million and $679 million at December 31, 2021 and December 31, 2020, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation given the excess borrowings discussed above. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$51	$61	$11
Restricted cash from sales of property, plant, and equipment	—	—	48
Availability under Ryerson Credit Facility and foreign debt facilities	690	312	380
Total liquidity	$741	$373	$439

Below is a reconciliation of total debt to net debt:

	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Total debt	$639	$740	$982
Less: cash and cash equivalents	(51)	(61)	(11)
Less: restricted cash from sales of property, plant, and equipment	—	—	(48)
Net debt	$588	$679	$923

Of the total cash and cash equivalents, as of December 31, 2021, $20.9 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2021	2020
	(In millions)
Net income (loss)	$295.4	$(65.3)
Depreciation and amortization	55.9	53.9
Pension settlement charge	98.7	65.9
Gain on sale of assets	(109.6)	—
Change in operating assets and liabilities:
Receivables	(252.5)	46.7
Inventories	(227.9)	138.9
Accounts payable	123.6	25.8
Accrued liabilities	32.0	16.7
Deferred employee benefit costs	(25.0)	(10.6)
Other operating asset and liability balances	1.9	11.8
All other operating cash flows	42.5	(5.9)
Net cash provided by operating activities	35.0	277.9
Acquisitions	(14.5)	—
Capital expenditures	(59.3)	(26.0)
Proceeds from sale of property, plant, and equipment	166.3	0.1
Proceeds from other investing activities	1.9	—
Net cash provided by (used in) investing activities	94.4	(25.9)
Long term debt issued	—	500.0
Repayment of debt	(157.3)	(654.7)
Net proceeds (repayments) of short-term borrowings	45.8	(93.8)
Bond issuance costs	—	(10.9)
Net increase (decrease) in book overdrafts	(7.7)	27.4
All other financing cash flows	(18.7)	(18.2)
Net cash used in financing activities	(137.9)	(250.2)
Effect of exchange rates on cash and cash equivalents	(1.6)	0.9
Net increase (decrease) in cash and cash equivalents	$(10.1)	$2.7

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Working capital requirements in 2021 increased significantly as improved economic conditions increased demand and supply constraints increased metals pricing, which increased sales and the related accounts receivable.  Inventory quantities were increased to meet the higher demand and inventory costs increased due to rising metal prices throughout the year. The higher inventory investment also increased accounts payable balances. In 2020, working capital requirements significantly decreased, contributing to the operating cash flows generated in the period, as the Company had lower sales levels driven by lower tons sold and lower average selling prices due to weak economic conditions resulting from the COVID-19 pandemic. Consequently, the Company brought inventory levels down significantly in line with the weak market conditions. The Company also increased the days payable cycle in 2020 by working with our vendors on payment terms resulting in an increase in accounts payable year over year.  Pension contributions were higher in 2021 than in 2020 as the Company elected in 2020 to defer $12 million of U.S. contributions due in 2020 to 2021, as permitted under the CARES Act that was passed in March 2020. The Company made contributions of $23.7 million in 2021 to the Company’s pension plans compared to contributions of $7.1 million in 2020. Interest paid to third parties was $10.9 million lower in 2021 compared to 2020 due to lower outstanding debt and interest rates, mainly due to the repurchase in 2020 of our 2022 Notes at 11% and the issuance of our 2028 Notes at 8.5% and lower LIBOR rates on our revolving line of credit borrowings.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. In 2021, we sold and leased back a group of properties with net proceeds of approximately $163.2 million. Capital expenditures increased year-over-year as the Company reduced the 2020 annual capital expenditures budget due to the COVID-19 pandemic. In 2021, we acquired SMP for $14.0 million, net of cash acquired.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on our credit facility. In 2021, we redeemed $150.0 million of our 2028 Notes, which was partially offset by credit facility borrowings. At December 31, 2020, we borrowed approximately $40 million of excess credit facility funds to maintain access to cash during the COVID-19 pandemic. This borrowing was offset by credit facility repayments from operating cash flows that were generated in 2020. In addition, during 2020 we redeemed and repurchased the outstanding principal amount of $587.9 million of our 2022 Notes. In the third quarter of 2020, we issued $500 million of our 2028 Notes to replace the 2022 Notes at a lower interest rate and debt level and paid $10.9 million of issuance fees on the transaction. In the fourth quarter of 2020, we redeemed $50.0 million of our 2028 Notes. Book overdrafts fluctuate based on the timing of payments.

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

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $20 million as of December 31, 2021. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2021 decreased $100.7 million to $639.3 million from $740.0 million at December 31, 2020, mainly due to cash generated from sale-leaseback transactions and the net cash provided by operating activities in 2021.

Total debt outstanding as of December 31, 2021 consisted of the following amounts: $316.0 million borrowings under the Ryerson Credit Facility, $300.0 million under the 2028 Notes, $27.0 million of foreign debt, and $6.0 million of other debt, less $9.7 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $670 million and $277 million at December 31, 2021 and December 31, 2020, respectively. For further information, see Note 10: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $23.7 million in 2021, $7.1 million in 2020, and $25.7 million in 2019 to improve the Company’s pension plans funded status. At December 31, 2021, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 11, pension liabilities exceeded plan assets by $95.8 million. The Company anticipates that it will have a minimum required pension contribution of approximately $5.8 million in 2022 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows.

Effective September 24, 2021, the Ryerson Pension Plan purchased $206.6 million of annuities on behalf of a portion of plan participants which, due to the size of the transaction, resulted in settlement accounting. The pension plan was remeasured as of September 30, 2021. The remeasurement resulted in a settlement loss of $98.3 million which was recorded within Other income and (expense), net in the Statement of Operations as of September 30, 2021.

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

Income Tax Payments

The Company made income tax payments of $70.2 million in 2021 and received income tax refunds of $5.7 million and $6.6 million in 2020 and 2019, respectively. Income tax payments in 2021 increased as the Company fully utilized existing federal income tax net operating loss carryforwards and had increased pre-tax income year over year.  See Part II. Item 8, Financial Statements and Supplementary Data, Note 19: Income Taxes for further discussion.

Material Cash Requirements

The Company expects to make approximately $649 million in principal payments to satisfy its debt obligations, consisting of $27 million in foreign debt coming due in 2022, $6 million of other debt coming due between 2023 and 2024, $316 million for the Ryerson Credit Facility coming due in 2025, and $300 million for the 2028 Notes due in 2028. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 10: Debt for further information.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2036, and finance leases expiring at various times through 2027. The total amount of future lease payments is estimated to be $278 million with $44 million for the next 12 months. Including leases signed but not yet commenced as of December 31, 2021, total lease payments are $471 million. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 6: Leases for further information.

The Company expects to pay approximately $32 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $160 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility, including the effect of the interest rate swaps.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2021, we had outstanding purchase obligations of approximately $14 million expiring in 2022.

Restructuring

2021

During 2021, the Company paid the remaining $0.5 million of employee-related costs related to prior year staff reductions. The Company has a $0.7 million reserve for tenancy-related costs for facilities closed in prior years, which are expected to be paid through 2025.

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

Deferred Tax Amounts

At December 31, 2021, the Company had a net deferred tax liability of $94 million comprised primarily of a deferred tax asset of $24 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $15 million, deferred tax assets of $10 million related to state, local, and foreign tax loss carryforwards, and $26 million of other deferred taxes relating to accrued compensation and other items, offset by a valuation allowance of $5 million and deferred tax liabilities of $57 million related to fixed assets, $97 million related to inventory, and $10 million related to intangibles. The Company’s deferred tax assets include $10 million related to state net operating loss (“NOL”) carryforwards and $0.3 million related to foreign NOL carryforwards at December 31, 2021. Due to the volatile macro-economic conditions associated with the COVID-19 pandemic, we may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. In 2018, the Company further reduced its valuation allowance related to state and foreign net operating losses. As of December 31, 2019, the Company had a valuation allowance of $13.7 million, a decrease of $15.6 million from the prior year mainly related to expiring NOLs and changes to U.S. foreign tax credits previously recorded. As of December 31, 2020, the company had a valuation allowance of $6.6 million, a decrease of $7.1 million from the prior year mainly related to expiring NOLs and changes to U.S foreign tax credits previously recorded. As of December 31, 2021, the Company had a valuation allowance of $5.0 million, a decrease of $1.6 million from the prior year mainly related to a release of a valuation allowance on state NOL deferred tax assets, which we now expect to realize due to improved profitability.

As described in Note 1 to the Consolidated Financial Statements, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income, and the feasibility of ongoing tax planning strategies.

The Company will continue to maintain a valuation allowance on certain U.S. federal and foreign deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

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

Goodwill: We assess the recoverability of the carrying value of recorded goodwill annually in the fourth quarter of each year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy. Factors that may be considered indicators of impairment include: deterioration in general economic conditions; declines in the market conditions of our products, including metals prices; a sustained significant decline in our share price and market capitalization; reduced future cash flow estimates; and slower growth rates in our industry, among others. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the goodwill impairment test. We compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. An income approach based on discounted future cash flows requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. A market approach estimates fair value using market multiples of various financial measures of comparable public companies. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets.

Based on the impairment test performed on October 1, 2021, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 15.5% at October 1, 2021. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates, or to discount rates could result in impairment charges in future periods.

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

When calculating pension expense for 2021, we assumed the pension plans’ assets would generate a long-term rate of return between 4.35% and 5.05% for the JT Ryerson plan (adjusted for the remeasurement in 2021) and 2.05% for the Central Steel and Wire Company, a JT Ryerson subsidiary, plan, and between 1.75% and 4.25% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the JT Ryerson pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2021 pension expense by approximately $2 million.

Future pension obligations for the U.S. plans were discounted using rates between of 2.84% and 3.27% at December 31, 2021. Future pension obligations for the Canadian plans were discounted using 2.85% at December 31, 2021. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2021 by approximately $26 million.

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

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Item 8 within Note 13: Commitments and Contingencies. We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Note 1: Summary of Accounting and Financial Policies in Part II, Item 8 Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $666.8 million at December 31, 2021 and $800.3 million at December 31, 2020 as compared with the carrying value of $639.3 million and $740.0 million at December 31, 2021 and 2020, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2021, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022, and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of December 31, 2021 was a net liability of $1.4 million.  For the year ended December 31, 2021, the Company recognized a mark-to-market gain of $2.6 million, which was partially offset by a $2.5 million loss recognized from other comprehensive income. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings.

After considering the effects of our interest rate swaps, 71% of our debt was at fixed interest rates as of December 31, 2021. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for 2021 by approximately $2.0 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $4.5 million outstanding at December 31, 2021 and a net liability value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2021, the Company recognized a gain of $0.2 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2021 would increase or decrease the fair value of the foreign currency contracts by $0.4 million and $0.5 million, respectively.

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

As of December 31, 2021, we had 176,859 tons of hot roll coil swap contracts with a net liability value of $19.8 million, 857 tons of nickel swap contracts with a net liability value of $1.6 million, 20,949 tons of aluminum swap contracts with a net liability value of $0.7 million, and 840,000 gallons of diesel swap contracts with a net value of zero. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2021, the Company recognized a loss of $47.3 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2021 would increase or decrease the fair value of the commodity derivative contracts by $2.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	50

The report of Ryerson Holding Corporation’s independent registered public accounting firm (PCAOB ID: 42) with respect to the financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page numbers referenced below. Their consent appears as Exhibit 23.1 of this Form 10-K.

Reports of Independent Registered Public Accounting Firm	51
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	55
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	56
Consolidated Balance Sheets at December 31, 2021 and 2020	57
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019	58
Notes to Consolidated Financial Statements	59
Financial Statements Schedule
I—Condensed Financial Information of Registrant	93
II—Valuation and Qualifying Accounts	98
All other schedules are omitted because they are not applicable. The required information is shown in the Financial Statements or Notes thereto.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Defined Benefit Pension Obligation

Description of the Matter

At December 31, 2021, the Company’s projected benefit obligation related to its defined benefit plan was $429.6 million and exceeded the fair value of pension plan assets of $333.8 million, resulting in an unfunded defined benefit pension obligation of $95.8 million. As explained in Note 11 of the consolidated financial statements, the Company remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Auditing the defined benefit pension obligation was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions, such as discount rates and participant longevity, used in the Company’s interim and annual remeasurement processes.  These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation. For example, we tested the Company’s controls over management’s review of the significant assumptions utilized in the valuation, including discount and participant longevity rates. To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation from the prior year due to the change in interest cost, actuarial gains and losses, benefit payments, plan settlements, and other activities. In addition, we involved our actuary to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefits payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. To evaluate the participant longevity, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ryerson Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

February 23, 2022

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$5,675.3	$3,466.6	$4,501.6
Cost of materials sold	4,528.5	2,845.5	3,673.7
Gross profit	1,146.8	621.1	827.9
Warehousing, delivery, selling, general, and administrative	711.2	554.3	636.8
Gain on sale of assets	(109.6)	—	(20.6)
Gain on insurance settlement	—	—	(1.5)
Restructuring and other charges	—	2.2	2.4
Operating profit	545.2	64.6	210.8
Other income (expense):
Interest and other expense on debt	(51.0)	(76.4)	(93.2)
Pension settlement charges	(98.7)	(65.9)	(1.6)
Loss on retirement of debt	(5.5)	(17.7)	(0.2)
Other income and (expense), net	(0.9)	5.3	(0.6)
Income (loss) before income taxes	389.1	(90.1)	115.2
Provision (benefit) for income taxes	93.7	(24.8)	32.5
Net income (loss)	295.4	(65.3)	82.7
Less: Net income attributable to noncontrolling interest	1.1	0.5	0.3
Net income (loss) attributable to Ryerson Holding Corporation	$294.3	$(65.8)	$82.4
Basic earnings (loss) per share	$7.67	$(1.73)	$2.19
Diluted earnings (loss) per share	$7.56	$(1.73)	$2.17

Dividends declared per share	$0.165	$—	$—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$295.4	$(65.3)	$82.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2.1)	1.6	4.3
Gain (loss) on cash flow hedges	2.1	(3.8)	(1.8)
Changes in defined benefit pension and other post-retirement benefit plans	142.4	41.8	14.0
Other comprehensive income, before tax	142.4	39.6	16.5
Income tax provision related to items of other comprehensive income	35.6	9.5	2.6
Comprehensive income (loss), after tax	402.2	(35.2)	96.6
Less: Comprehensive income attributable to the noncontrolling interest	1.1	0.5	0.4
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$401.1	$(35.7)	$96.2

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$295.4	$(65.3)	$82.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.9	53.9	58.4
Stock-based compensation	5.5	1.9	3.1
Deferred income taxes	0.6	(16.6)	48.0
Provision for allowances, claims, and doubtful accounts	3.2	(0.7)	3.5
Restructuring and other charges	—	2.2	2.4
Loss on retirement of debt	5.5	17.7	0.2
Gain on sale of assets	(109.6)	—	(20.6)
Non-cash (gain) loss from derivatives	27.6	(10.6)	0.6
Gain on insurance settlement	—	—	(1.5)
Pension settlement charge	98.7	65.9	1.6
Other items	0.1	0.2	1.2
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(252.5)	46.7	92.5
Inventories	(227.9)	138.9	65.9
Other assets and liabilities	(23.3)	13.0	4.9
Accounts payable	123.6	25.8	(78.2)
Accrued liabilities	32.0	16.7	(34.6)
Accrued taxes payable/receivable	25.2	(1.2)	(7.6)
Deferred employee benefit costs	(25.0)	(10.6)	(29.4)
Net adjustments	(260.4)	343.2	110.4
Net cash provided by operating activities	35.0	277.9	193.1
Investing activities:
Acquisitions, net of cash acquired	(14.5)	—	—
Capital expenditures	(59.3)	(26.0)	(45.8)
Proceeds from sale of property, plant, and equipment	166.3	0.1	70.4
Proceeds from insurance settlement	—	—	1.8
Proceeds from other investing activities	1.9	—	—
Net cash provided by (used in) investing activities	94.4	(25.9)	26.4
Financing activities:
Long term debt issued	—	500.0	—
Repayment of debt	(157.3)	(654.7)	(12.7)
Net proceeds (repayments) of short-term borrowings	45.8	(93.8)	(164.6)
Bond issuance costs	—	(10.9)	—
Credit facility issuance costs	—	(4.9)	—
Net increase (decrease) in book overdrafts	(7.7)	27.4	0.1
Principal payments on finance lease obligations	(10.5)	(13.1)	(13.6)
Contingent payment related to acquisitions	—	—	(1.3)
Proceeds from sale leaseback transactions	—	—	8.3
Dividends paid to shareholders	(6.4)	—	—
Dividends paid to non-controlling interest	—	(0.2)	—
Share repurchases	(1.8)	—	—
Net cash used in financing activities	(137.9)	(250.2)	(183.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8.5)	1.8	35.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.6)	0.9	(0.2)
Net change in cash, cash equivalents, and restricted cash	(10.1)	2.7	35.5
Cash, cash equivalents, and restricted cash—beginning of period	62.5	59.8	24.3
Cash, cash equivalents, and restricted cash—end of period	$52.4	$62.5	$59.8
Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties, net	$51.1	$62.0	$88.3
Income taxes, net	70.2	(5.7)	(6.6)
Noncash investing activities:
Asset additions under adoption of accounting principal ASC 842	—	—	82.3
Asset additions under operating leases	129.6	1.6	64.8
Asset additions under finance leases and failed sale-leasebacks	15.8	3.6	2.2
Asset additions under financing arrangements	—	—	2.2
Noncash financing activities:
Short term debt converted to finance lease	—	—	7.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$51.2	$61.4
Restricted cash (Note 3)	1.2	1.1
Receivables less provisions of $2.2 at December 31, 2021 and $1.7 at December 31, 2020 (Note 18)	630.8	378.9
Inventories (Note 4)	832.1	604.5
Prepaid expenses and other current assets	77.7	57.5
Total current assets	1,593.0	1,103.4
Property, plant, and equipment, net of accumulated depreciation (Note 5)	388.3	421.8
Operating lease assets (Note 6)	211.1	108.3
Other intangible assets (Note 7)	42.2	43.2
Goodwill (Note 8)	124.1	120.3
Deferred charges and other assets	6.9	5.1
Total assets	$2,365.6	$1,802.1
Liabilities
Current liabilities:
Accounts payable	$481.2	$365.1
Accrued liabilities:
Salaries, wages, and commissions	76.6	43.1
Other accrued liabilities	133.4	78.3
Short-term debt (Note 10)	28.8	13.8
Current portion of operating lease liabilities (Note 6)	24.9	20.7
Current portion of deferred employee benefits (Note 11)	6.1	6.6
Total current liabilities	751.0	527.6
Long-term debt (Note 10)	610.5	726.2
Deferred employee benefits (Note 11)	163.3	231.6
Noncurrent operating lease liabilities (Note 6)	184.8	93.0
Deferred income taxes (Note 19)	94.1	58.2
Other noncurrent liabilities	17.3	20.4
Total liabilities	1,821.0	1,657.0
Commitments and contingencies (Note 13)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 38,687,094 shares issued at December 31, 2021; 100,000,000 shares authorized and 38,329,897 issued at December 31, 2020	0.4	0.4
Capital in excess of par value	388.6	383.1
Retained earnings	321.7	33.8
Treasury stock at cost – Common stock of 292,932 shares at December 31, 2021 and 212,500 shares at December 31, 2020	(8.4)	(6.6)
Accumulated other comprehensive loss (Note 16)	(165.1)	(271.9)
Total Ryerson Holding Corporation stockholders’ equity	537.2	138.8
Noncontrolling interest	7.4	6.3
Total equity	544.6	145.1
Total liabilities and equity	$2,365.6	$1,802.1

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2019	37,656	$0.4	(213)	$(6.6)	$381.0	$14.2	$(52.8)	$(264.0)	$1.0	$2.7	$75.9
Net income	—	—	—	—	—	82.4	—	—	—	0.3	82.7
Foreign currency translation	—	—	—	—	—	—	4.2	—	—	0.1	4.3
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $3.1	—	—	—	—	—	—	—	10.9	—	—	10.9
Adoption of accounting principle ASU 2016-02	—	—	—	—	—	3.0	—	—	—	—	3.0
Stock-based compensation expense	340	—	—	—	3.1	—	—	—	—	—	3.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2.9)	—	—	—	—	2.9	—
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Balance at December 31, 2019	37,996	$0.4	(213)	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income (loss)	—	—	—	—	—	(65.8)	—	—	—	0.5	(65.3)
Foreign currency translation	—	—	—	—	—	—	1.6	—	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $10.5	—	—	—	—	—	—	—	31.3	—	—	31.3
Stock-based compensation expense	334	—	—	—	1.9	—	—	—	—	—	1.9
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $1.0	—	—	—	—	—	—	—	—	(2.8)	—	(2.8)
Balance at December 31, 2020	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	294.3	—	—	—	1.1	295.4
Foreign currency translation	—	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $35.1	—	—	—	—	—	—	—	107.3	—	—	107.3
Share repurchases	—	—	(80)	(1.8)	—	—	—	—	—	—	(1.8)
Stock-based compensation expense	357	—	—	—	5.5	—	—	—	—	—	5.5
Cash dividends and dividend equivalents	—	—	—	—	—	(6.4)	—	—	—	—	(6.4)
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	1.6	—	1.6
Balance at December 31, 2021	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 55% of our issued and outstanding common stock. We are a leading value-added processor and distributor of industrial metals with operations in the United States through JT Ryerson, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

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

Revenue Recognition. Revenue is recognized in accordance with FASB ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized based on the consideration expected to be received for delivery of as-is or processed metal products when, or as, the Company satisfies its contractual obligation to transfer control of a product to a customer, which we refer to as a performance obligation. See Note 17: Revenue Recognition for further details.

Provision for allowances, claims, and doubtful accounts. The Company follows the guidance under ASC 326 “Financial Instruments – Credit Losses” (“ASC 326”). The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. See Note 18: Provision for Credit Losses for further details.

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs totaled $125.2 million, $113.7 million, and $126.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $77.3 million and $84.9 million to accounts payable at December 31, 2021 and 2020, respectively.

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

Leases. Leases are recognized in accordance with FASB ASC 842, “Leases” (“ASC 842”). The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. See Note 6: Leases, for further details.

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit where the goodwill resides to its carrying value. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using a combination of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

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

Accrued Vacation Liability. In 2019, the Company changed its vacation policy such that employees earn their vacation for the current year as work is performed throughout the year and forfeit any unused vacation at the end of the year, with the exception of a partial rollover allowance subject to a cap. Under the previous policy, vacation was earned in advance of work being performed for the subsequent year. As a result of this policy change, the Company recorded a reduction of $11.0 million to accrued vacation expense, which is included within warehousing, delivery, general, and administrative expense within the Consolidated Statement of Operations in 2019.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $0.2 million exchange loss, zero exchange gains/losses, and a $2.4 million exchange loss for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts are classified either in Other income and (expense), net or Warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations.

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

Stock-Based Compensation. All of our stock-based compensation plans are classified as equity awards. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is determined based on the fair value of our common stock on the grant date. The fair value of stock options is estimated based on a Monte Carlo simulation and considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. The fair value of stock options, RSUs, and PSUs is expensed on a straight-line basis over their respective vesting periods. We have elected to recognize forfeitures as they occur. See Note 12: Stock-Based Compensation for further details.

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards–Adopted

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update clarify the accounting to address diversity in practice and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The update is effective for interim and annual reporting periods beginning after December 15, 2022 and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this guidance as of October 1, 2021 and there was no impact to our consolidated financial statements or disclosures.

Impact of Recently Issued Accounting Standards–Not Yet Adopted

No accounting pronouncements have been issued that we have not yet adopted.

Note 2: Acquisitions

 On September 1, 2021, JT Ryerson acquired Specialty Metals Processing, Inc. (“SMP”), a toll processor located in Stow, Ohio. SMP processes stainless steel, aluminum, titanium, and nickel alloy products in a variety of industries including aerospace. SMP's expertise in buffing, grinding, and polishing finishes adds to Ryerson's value-added processing capabilities. The acquisition is not material to our consolidated financial statements.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$51.2	$61.4
Restricted cash	1.2	1.1
Total cash, cash equivalents, and restricted cash	$52.4	$62.5

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2021 and 2020 as follows:

	At December 31,
	2021	2020
	(In millions)
In process and finished products	$832.1	$604.5

If current cost had been used to value inventories, such inventories would have been $303 million higher and $63 million lower than reported at December 31, 2021 and 2020, respectively. Approximately 88% and 91% of inventories are accounted for under the LIFO method at December 31, 2021 and 2020, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.8 million and $4.8 million at December 31, 2021 and 2020, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2021 and 2020:

	At December 31,
	2021	2020
	(In millions)
Land and land improvements	$65.0	$88.0
Buildings and leasehold improvements	141.2	202.3
Machinery, equipment, and other	482.4	451.6
Finance leases	56.8	66.5
Construction in progress	47.4	14.5
Total	792.8	822.9
Less: Accumulated depreciation	(404.5)	(401.1)
Net property, plant, and equipment	$388.3	$421.8

The Company recognized gains on the sale of assets classified as held for sale of zero, zero, and $0.4 million for the years ended December 31, 2021, 2020, and 2019 respectively. The Company had $1.2 million and $4.0 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company completed several asset sales in the form of sale-leasebacks to generate cash proceeds that were, in part, utilized to redeem a portion of the 8.50% senior secured notes due 2028 (the “2028 Notes”), and also in a continued effort to optimize our facility footprint. Each of these sale-leasebacks were for varying periods of time, ranging from 21 months to 15 years, and therefore the Company recorded right of use assets of $95.1 million and lease liabilities of $86.4 million. See Note 6: Leases for further discussion of the individually significant leaseback transaction. As a result of these transactions, $65.4 million of land and building assets, net of accumulated depreciation, were sold for net cash proceeds of $163.2 million, resulting in a total gain of $107.7 million. The Company also had normal course asset sale activity which generated additional cash proceeds of $3.1 million for the year ended December 31, 2021.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment.  The Company has noncancelable operating leases expiring at various times through 2036, and finance leases expiring at various times through 2027.

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

In December 2019, we sold and leased back a group of service center properties located in Arizona, Arkansas, Georgia, New York, Ohio, Texas, Virginia, and Washington for net proceeds of approximately $61.5 million. The total annual rent for the properties was approximately $4.3 million for the first year and is subject to annual rent escalations over the 12-year lease term. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term. The lease includes two renewal options for five years each.

The 2019 transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $20.6 million recorded in the Consolidated Statement of Operations.

Similarly, in June 2021, we sold and leased back a group of service center properties located in Delaware, Florida, Kentucky, Minnesota, Missouri, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia for net proceeds of approximately $104 million. The total annual rent for the properties starts at approximately $6.4 million per year, with the amount increasing at 1.5% annually over the 15-year lease term, including, without limitation, during any renewal term. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term. The lease includes two renewal options for five years each.

The 2021 transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $62.5 million recorded in the Consolidated Statement of Operations. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $84.4 million, respectively, were recorded in the Consolidated Balance Sheets.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheet as of December 31, 2021 and 2020:

		At December 31,
Leases	Balance Sheet Location	2021	2020
		(In millions)
Assets
Operating lease assets	Operating lease assets	$211.1	$108.3
Finance lease assets	Property, plant, and equipment, net(a)	41.2	45.5
Total lease assets		$252.3	$153.8
Liabilities
Current
Operating	Current portion of operating lease liabilities	$24.9	$20.7
Finance	Other accrued liabilities	12.5	9.0
Noncurrent
Operating	Noncurrent operating lease liabilities	184.8	93.0
Finance	Other noncurrent liabilities	16.0	14.3
Total lease liabilities		$238.2	$137.0

(a) Finance lease assets are recorded net of accumulated amortization of $15.6 million and $21.0 million as of December 31, 2021 and 2020, respectively.

The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2021, 2020 and, 2019:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2021	2020	2019
			(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$30.5	$23.9	$20.7
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	5.4	6.4	6.9
Interest on lease liabilities	Interest and other expense on debt	1.0	1.2	1.6
Variable lease expense	Warehousing, delivery, selling, general, and administrative	2.8	3.1	3.1
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	2.7	2.4	3.0
Total lease expense		$42.4	$37.0	$35.3

The following table presents maturity analysis of lease liabilities at December 31, 2021:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2022	$31.1	$13.0
2023	27.9	6.6
2024	26.2	4.9
2025	22.4	3.6
2026	18.8	1.7
After 2026	121.5	0.2
Total lease payments	247.9	30.0
Less: Interest(b)	(38.2)	(1.5)
Present value of lease liabilities(c)	$209.7	$28.5

(a) There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and the lease payments excluded an estimated amount of $193.6 million of legally binding lease payments for leases signed but not yet commenced.

(b) Calculated using the discount rate for each lease.

(c) Includes the current portion of $24.9 million for operating leases and $12.5 million for finance leases.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2021 and 2020:

	At December 31,
Lease Term and Discount Rate	2021	2020

Weighted-average remaining lease term (years)
Operating leases	10.4	7.3
Finance leases	2.9	2.8
Weighted-average discount rate
Operating leases	3.2%	3.4%
Finance leases	3.4%	4.4%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2021, 2020, and 2019 is summarized below:

	Year Ended December 31,
Other Information	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29.7	$25.3	$21.4
Operating cash flows from finance leases	1.0	1.2	1.6
Financing cash flows from finance leases	10.5	13.1	13.6
Assets obtained in exchange for lease obligations:
Adoption of accounting principal ASC 842	—	—	82.3
Operating leases	129.6	1.6	64.8
Finance leases	15.8	3.6	2.2

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2021 and 2020:

		At December 31, 2021			At December 31, 2020
	Remaining Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.3	$62.3	$(44.5)	$17.8	$57.7	$(41.4)	$16.3
Developed technology / product know-how	9.3	4.8	(3.3)	1.5	4.6	(3.0)	1.6
Non-compete agreements	3.2	0.6	(0.5)	0.1	0.5	(0.4)	0.1
Trademarks	13.7	43.1	(20.3)	22.8	42.3	(17.1)	25.2
Licenses	—	—	—	—	0.5	(0.5)	—
Total definite-lived intangible assets		$110.8	$(68.6)	$42.2	$105.6	$(62.4)	$43.2

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $6.7 million, $7.4 million, and $7.5 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2021, for each of the years in the five year period ending December 31, 2026 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2022	7.0
For the year ended December 31, 2023	5.8
For the year ended December 31, 2024	5.7
For the year ended December 31, 2025	5.5
For the year ended December 31, 2026	5.4
For the years ended thereafter	12.8

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2020	$128.6	$(8.3)	$120.3
Acquisitions	—	—	$—
Balance at December 31, 2020	$128.6	$(8.3)	$120.3
Acquisitions	3.8	—	3.8
Balance at December 31, 2021	$132.4	$(8.3)	$124.1

In 2021, the Company recognized $3.8 million of goodwill within the US Reporting unit which is deductible for income tax purposes. See Note 2: Acquisitions for further information.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2021.

Note 9: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2021, 2020, and 2019:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2019	$0.4	$1.5	$1.9
Restructuring charges	2.1	0.3	2.4
Cash payments	(1.5)	(0.9)	(2.4)
Balance at December 31, 2019	$1.0	$0.9	$1.9
Restructuring charges	2.2	—	2.2
Cash payments	(2.7)	(0.3)	(3.0)
Addition to reserve	—	0.1	0.1
Balance at December 31, 2020	$0.5	$0.7	$1.2
Cash payments	(0.5)	—	(0.5)
Balance at December 31, 2021	$—	$0.7	$0.7

2021

During 2021, the Company paid the remaining $0.5 million of employee-related costs related to prior year staff reductions. The Company has a $0.7 million reserve for tenancy-related costs for a facility closed in 2015, which are expected to be paid through 2025.

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

Note 10: Debt

Long-term debt consisted of the following at December 31, 2021 and 2020:

	At December 31,
	2021	2020
	(In millions)
Ryerson Credit Facility	$316.0	$285.0
8.50% Senior Secured Notes due 2028	300.0	450.0
Foreign debt	27.0	12.1
Other debt	6.0	7.8
Unamortized debt issuance costs and discounts	(9.7)	(14.9)
Total debt	639.3	740.0
Less:
Short-term foreign debt	27.0	12.1
Other short-term debt	1.8	1.7
Total long-term debt	$610.5	$726.2

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2022	$28.8
For the year ended December 31, 2023	1.8
For the year ended December 31, 2024	2.4
For the year ended December 31, 2025	316.0
For the year ended December 31, 2026	—
For the years ended thereafter	300.0

Ryerson Credit Facility

On November 5, 2020, the Ryerson Credit Facility was amended to extend the maturity date from November 16, 2021 to November 5, 2025. The aggregate facility size of $1.0 billion remained unchanged. The fourth amendment also added the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after November 5, 2020.

At December 31, 2021, Ryerson had $316.0 million of outstanding borrowings, $14 million of letters of credit issued, and $670 million available under the Ryerson Credit Facility compared to $285.0 million of outstanding borrowings, $11 million of letters of credit issued, and $277 million available at December 31, 2020. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America, N.A.’s prime rate, and the one-month LIBOR rate plus 1.00%, however, in no event shall the base rate be less than 1.25%), or (B) a LIBOR rate (with a floor of 0.25%) or, (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) a rate determined by reference to the Canadian base rate (the greatest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s “base rate” for commercial loans in U.S. Dollars made at its “base rate”, and the 30 day LIBOR rate plus 1.00%), (B) the prime rate (the greater of Bank of America-Canada Branch’s “prime rate” for commercial loans made by it in Canada in Canadian Dollars and the one-month Canadian bankers’ acceptance rate (with a floor of 0.25%) plus 1.00%, or (C) the bankers’ acceptance rate, however, in no event shall the Canadian base rate or the Canadian prime rate be less than 1.25%).  Through November 5, 2021 the spread over the base rate and prime rate was fixed at 0.50% and the spread over the LIBOR for the bankers’ acceptances was fixed at 1.50%. After November 5, 2021, the spread over the base rate and prime rate is between 0.25% and 0.50% and the spread over the LIBOR for the bankers’ acceptances is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility. The spread with respect to the FILO Facility, if any, will be determined at the time the commitments under the Ryerson Credit Facility are converted into such FILO Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.225%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full. LIBOR rates will stop being published on June 30, 2023, at that time the interest rate on the Ryerson Credit Facility will be replaced by the Secured Overnight Financing Rate (“SOFR”).

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swap was 2.5% and 2.9 % at December 31, 2021 and 2020, respectively.

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

During the fourth quarter of 2020, JT Ryerson completed a partial redemption of $50 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded this redemption with cash available on hand. Additionally, on July 9, 2021, JT Ryerson completed a partial redemption of $100 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 104.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded the partial redemption using the proceeds of a sale leaseback transaction that closed on June 9, 2021. See Note 6: Leases for further discussion of the sale leaseback transaction. Finally, on July 23, 2021, JT Ryerson completed a partial redemption of $50 million aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded this redemption with cash available on hand. As a result, $300 million in aggregate principal amount of the 2028 Notes remained outstanding at December 31, 2021.  All losses on debt redemptions were recorded within other income and (expense), net on the Consolidated Statement of Operations in the respective period.

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2020 was $2.3 million and recorded it within other current assets in the Consolidated Balance Sheet. As of December 31, 2021, the fair value was determined to be $0.2 million with the change of $2.1 million recognized within other income and (expense), net on the Consolidated Statements of Operations. Refer to Note 15: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

The 2028 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers, or consolidations, or create liens or use assets as security in other transactions. As a result of these restrictions, the restricted net assets of consolidated subsidiaries exceeded 25 percent of consolidated net assets as of December 31, 2021. Restricted net assets as of December 31, 2021 were $588.5 million.

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

Foreign Debt

At December 31, 2021, Ryerson China’s total foreign borrowings were $27.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment. At December 31, 2020, Ryerson China’s total foreign borrowings were $12.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $20 million and $35 million at December 31, 2021 and 2020, respectively. Letters of credit issued by our foreign subsidiaries totaled $6 million at December 31, 2021 and 2020.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2021, 2020, and 2019, expense recognized for the defined contribution plans was $8.9 million, $4.3 million, and $8.8 million, respectively. The company match on defined contribution plans was suspended for a portion of 2020 as part of the Company’s pandemic response, resulting in decreased expense in 2020.

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

Effective September 24, 2021, the Ryerson Pension Plan purchased $206.6 million of annuities on behalf of a portion of plan participants which, due to the size of the transaction, resulted in settlement accounting. The pension plan was remeasured as of September 30, 2021. The remeasurement resulted in a settlement loss of $98.3 million. As a result of the remeasurement, the discount rate increased from 2.42% to 2.80% and the expected long-term rate of return on pension assets decreased from 5.05% to 4.35%.

Central Steel and Wire Company (“CSW”), a subsidiary of JT Ryerson, also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $7.5 million in lump sums and annuity purchases during 2021, $14.3 million in 2020, and $14.3 million in 2019. Because the payouts were more than the fiscal year service cost plus interest in 2021, 2020, and 2019, settlement accounting was reflected at each year end resulting in a settlement loss of $0.4 million, $2.9 million, and $1.6 million in 2021, 2020, and 2019, respectively. The payouts in 2021, 2020, and 2019 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

In August 2019, the Central Steel and Wire Retirement Plan was closed to new entrants such that employees hired after July 1, 2018 are not entered into the plan.

The Company’s U.S. other postretirement benefit plans include the Ryerson Postretirement Welfare Plans (“Ryerson OPEB”) and Central Steel and Wire Postretirement Medical Plan (“CSW OPEB”).

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $14.3 million and $15.5 million at December 31, 2021 and 2020, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had additional measurement dates of September 30, 2021, November 30, 2020, and September 30, 2020 due to the annuitization and lump sum transactions described above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2021	January 1 to September 30, 2021	Year Ended December 31, 2020	October 1 to November 30, 2020	January 1 to September 30, 2020	Year Ended December 31, 2019
Discount rate for calculating obligations	2.84%	2.80%	2.42%	2.42%	2.59%	3.15%
Discount rate for calculating service cost	2.95	2.61	2.59	2.76	3.38	4.53
Discount rate for calculating interest cost	2.08	1.72	1.76	1.87	2.72	3.93
Expected rate of return on plan assets	4.35	5.05	5.15	5.25	5.75	6.35
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00	3.00	3.00

Central Steel and Wire Retirement Plan	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Discount rate for calculating obligations	3.27%	3.09%	3.53%
Discount rate for calculating service cost	3.20	3.63	4.67
Discount rate for calculating interest cost	2.76	3.33	4.43
Expected rate of return on plan assets	2.05	3.20	4.00
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The expected rate of return on plan assets is 4.85% for RPP and 1.80% for CSWPP for 2022.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Discount rate for calculating obligations	2.84%	2.45%	3.13%
Discount rate for calculating service cost	2.80	3.37	4.43
Discount rate for calculating interest cost	1.68	2.66	3.82
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Discount rate for calculating obligations	2.79%	2.37%	3.08%
Discount rate for calculating service cost	2.68	3.30	4.45
Discount rate for calculating interest cost	1.67	2.63	3.82

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2021		2020		2019
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	2.85%	2.85%	2.32%	2.34%	3.00%	3.01%
Discount rate for calculating net periodic benefit cost	2.32	2.34	3.00	3.01	3.56	3.58
Expected rate of return on plan assets	4.25	1.75	4.75	3.00	5.25	3.50
Rate of compensation increase	3.00	3.00	3.00	3.00	3.00	3.00

The expected rate of return on Canadian plan assets for 2022 is 4.25% for the Ryerson Salaried Plan (approximately 80% of total Canadian plan assets) and 2.25% for the Ryerson Bargaining Unit Plan (approximately 20% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate for calculating obligations	2.75%	2.19%	2.97%
Discount rate for calculating net periodic benefit cost	2.19	2.97	3.53
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$674.7	$771.8	$68.3	$69.2
Service cost	3.5	3.4	0.5	0.6
Interest cost	11.1	18.7	1.1	1.7
Actuarial (gain) loss	(10.0)	54.5	(7.0)	0.7
Effect of changes in exchange rates	0.2	1.0	0.1	0.3
Company restructuring	—	0.2	—	—
Annuities purchased and lump sums paid	(203.6)	(114.9)	—	—
Benefits paid (net of participant contributions and subsidies)	(46.3)	(60.0)	(3.7)	(4.2)
Benefit obligation at end of year	$429.6	$674.7	$59.3	$68.3
Accumulated benefit obligation at end of year	$421.2	$661.4	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$520.3	$631.8	$—	$—
Actual return on plan assets	39.5	55.4	—	—
Employer contributions	23.7	7.1	3.7	4.3
Effect of changes in exchange rates	0.2	0.9	—	—
Annuities purchased and lump sums paid	(203.6)	(114.9)	—	—
Benefits paid (net of participant contributions)	(46.3)	(60.0)	(3.7)	(4.3)
Plan assets at fair value at end of year	$333.8	$520.3	$—	$—
Reconciliation of Amount Recognized
Funded status	$(95.8)	$(154.4)	$(59.3)	$(68.3)
Amounts recognized in balance sheet consist of:
Non-current assets	$0.9	$0.9	$—	$—
Current liabilities	—	—	(5.1)	(5.6)
Non-current liabilities	(96.7)	(155.3)	(54.2)	(62.7)
Net benefit liability at the end of the year	$(95.8)	$(154.4)	$(59.3)	$(68.3)

Canadian benefit obligations represented $44.5 million and $48.3 million of the Company’s total Pension Benefits obligations at December 31, 2021 and 2020, respectively. Canadian plan assets represented $44.5 million and $45.1 million of the Company’s total plan assets at fair value at December 31, 2021 and 2020, respectively. In addition, Canadian benefit obligations represented $13.5 million and $14.9 million of the Company’s total Other Benefits obligation at December 31, 2021 and 2020, respectively.

The pension benefit obligations recorded as of December 31, 2021 and 2020 were impacted by changes in assumptions. During the year ended December 31, 2021 the pension benefit obligation decreased by $18.2 million due to an increase in the year over discount rate and increased by $9.8 million due to updated mortality tables. During the year ended December 31, 2020 the pension benefit obligation increased by $62.4 million due to a decrease in the year over year discount rate, decreased $5.7 million due to updated mortality tables, and decreased $1.2 million due to salary scale updates.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$173.0	$314.3	$(42.2)	$(41.2)
Prior service credit	—	—	(0.1)	(0.6)
Net loss (gain)	$173.0	$314.3	$(42.3)	$(41.8)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2021 and 2020 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$(28.7)	$29.9	$(7.0)	$0.8
Amortization of net actuarial loss (gain)	(14.0)	(16.4)	6.0	6.9
Amortization of prior service cost (credit)	—	(0.1)	0.5	2.2
Settlement charge	(98.7)	(65.9)	—	—
Net loss (gain)	$(141.4)	$(52.5)	$(0.5)	$9.9

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2021, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.1 percent, grading down to 4.5 percent in 2030, the level at which it is expected to remain. The rate for participants over 65 was 6.3 percent grading down to 4.5 percent in 2030. For measurement purposes for U.S. plans at December 31, 2020, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.2 percent, grading down to 4.5 percent in 2030, the level at which it is expected to remain. The rate for participants over 65 was 6.5 percent grading down to 4.5 percent in 2030.

For benefit obligation measurement purposes for Canadian plans, at December 31, 2021 and 2020, the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(In millions)
Components of net periodic benefit cost
Service cost	$3.5	$3.4	$3.4	$0.5	$0.6	$0.6
Interest cost	11.1	18.7	28.7	1.1	1.7	2.5
Expected return on assets	(20.7)	(30.6)	(36.4)	—	—	—
Recognized actuarial loss (gain)	14.0	16.4	14.8	(6.0)	(6.9)	(7.7)
Amortization of prior service cost (credit)	—	0.1	0.1	(0.5)	(2.2)	(3.1)
Settlement expense	98.7	65.9	1.6	—	—	—
Net periodic benefit cost (credit)	$106.6	$73.9	$12.2	$(4.9)	$(6.8)	$(7.7)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for pre-65 and post-65 participants was 6.2 percent and 6.5 percent, respectively, grading down to 4.5 percent in 2030, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 6.95 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 1.80% to 4.85% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust asset allocations at December 31, 2021 and 2020, by asset category were as follows:

	Trust Assets at December 31,
	2021	2020
Equity securities	29%	34%
Debt securities	51	47
Real Estate	13	12
Other	7	7
Total	100%	100%

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

The approved weighted-average target ranges and allocations as of the December 31, 2021 measurement date were as follows:

	Range	Target
Equity securities	0-49%	31%
Debt securities	48-100	56
Real estate	0-11	9
Other	0-6	4
Total		100%

The fair value of our pension plan assets at December 31, 2021 by asset category are as follows. See Note 15 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$10.3	$10.3	$—	$—
Equity securities:
US large cap	30.8	—	30.8	—
US small/mid cap	5.2	—	5.2	—
International companies	22.3	—	22.3	—
Global companies	39.6	—	39.6	—
Fixed income securities:
Investment grade debt	167.3	—	167.3	—
Non investment grade debt	1.3	—	1.3	—
Real estate	0.7	—	0.7	—
Investments valued at net asset value	56.3	—	—	—
Total	$333.8	$10.3	$267.2	$—

The fair value of our pension plan assets at December 31, 2020 by asset category are as follows:

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.6	$6.6	$—	$—
Equity securities:
US large cap	53.5	—	53.5	—
US small/mid cap	10.8	—	10.8	—
International companies	45.4	—	45.4	—
Global companies	68.3	—	68.3	—
Fixed income securities:
Investment grade debt	242.2	—	242.2	—
Non investment grade debt	3.1	—	3.1	—
Other types of investments:
Hedge fund	2.3	—	2.3	—
Real estate	0.6	—	0.6	—
Investments valued at net asset value	87.5	—	—	—
Total	$520.3	$6.6	$426.2	$—

The pension assets classified as Level 2 in 2021 are part of common collective trust investments. The pension assets classified as Level 2 investments in 2020 were part of common collective trust investments and hedge funds.

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

Contributions

The Company contributed $23.7 million, $7.1 million, and $25.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $5.8 million in 2022.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2022	$31	$5
2023	36	5
2024	29	4
2025	29	4
2026	28	4
2027-2031	137	18

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 39 employees at 4 locations. Total contributions to the plans were $0.4 million, $0.3 million, and $0.4 million for the years ended 2021, 2020, and 2019, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.4 million as of both December 31, 2021 and 2020. The Company’s participation in these plans is not material to our financial statements.

Note 12: Stock-Based Compensation

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including RSUs and PSUs, to certain employees. At December 31, 2021, an aggregate of 2,057,906 shares were authorized for future grant. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock.

Compensation expense for stock options, RSUs, and PSUs is recognized ratably over the service period of the award and reflects forfeitures as they occur. Compensation expense for RSUs and PSUs is based on the market price of the shares underlying the awards on the grant date, and further for PSUs, reflects the estimated level of performance condition attainment.

Compensation expense and total recognized tax benefit related to stock options, RSUs, and PSUs are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Stock-based compensation expense, pre-tax	$5.5	$1.9	$3.1
Tax benefit recognized in earnings	(1.3)	—	(0.2)

On March 31, 2021, the Company granted 125,000 market condition options to certain employees under the 2014 Plan. The options are subject to a graded vesting schedule over a four-year period provided two vesting conditions are both satisfied on each applicable vesting date, with a fifth year catch up provision that allows for vesting if any of the four individual vesting tranche conditions are not met. Once vested, the employee can exercise the option in exchange for one share of the Company’s common stock. Options expire 10 years from the grant date, or generally within 90 days of employee termination. Options, whether vested or unvested, do not participate in dividends.

The fair value of options is estimated based on a Monte Carlo simulation. The Monte Carlo simulation considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. The fair value of the 2021 stock options granted is between $0.92 and $10.50, differing at each vesting tranche.

The assumptions used in the Monte Carlo simulation were as follows:

2021
Risk-free rate	1.73%
Expected volatility	73.9%
Dividend yield	0.0%
Exercise multiple	2.8x

Stock option activity under the plan is as follows:

	Option Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	—	$—	—
Granted	125	16.50	9.25
Outstanding at December 31, 2021	125	$16.50	9.25	$1.2
Vested and Exercisable at December 31, 2021	—	—	—	—

In 2021, 2020, and 2019, we granted 168,700, 158,525, and 152,625 RSUs, and 251,150, 225,675, and 215,375 PSUs, respectively, to certain employees. Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving market or performance conditions. Each tranche vests annually on March 31, following the date of grant. RSUs and PSUs are measured based on the fair value of the underlying stock on the grant date. The statutory tax on the value of common stock shares issued to employees upon vesting are either paid through the sale of registered shares of our common stock or funded with cash.

The fair value of the 2021, 2020, and 2019 RSUs and PSUs granted was $17.04, $5.32, and $8.56 per share, respectively, determined by the closing price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2021 and changes during the year then ended is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value (in millions)
Restricted Stock Units
Unvested at January 1, 2021	301	$6.80
Granted	169	17.04
Vested	(146)	7.27
Forfeited	(7)	8.47
Unvested at December 31, 2021	317	$12.00	$8.2

Performance Stock Units
Unvested at January 1, 2021	657	$7.32
Granted	251	17.04
Vested	(211)	8.15
Forfeited	(13)	8.06
Unvested at December 31, 2021	684	$10.62	$17.8

The total fair value of RSUs and PSUs vested during 2021, 2020, and 2019 was $6.1 million, $1.8 million and $2.8 million, respectively.

As of December 31, 2021, unrecognized compensation cost related to unvested RSUs, PSUs, and stock options was $1.7 million, $3.8 million, and $0.9 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.5 years for RSUs, 2.0 years for PSUs, and 2.5 years for stock options.

Note 13: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers, the Company entered into certain fixed price noncancellable contractual obligations. At December 31, 2021, these purchase obligations aggregated to $14.0 million due in 2022.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable, and accounts payable, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 15: Derivatives and Fair Value Measurements.

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

Approximately 9% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in 2022, which cover 3% of our total labor force. We believe that our overall relationship with our employees is good.

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

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design. The EPA did not include JT Ryerson in those meetings.  It did include Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel’s 2020 disclosures filed with the EPA acknowledged that Schnitzer Steel is the legal successor to the prior operators (including JT Ryerson) in the designated area. On February 12, 2021, the EPA announced that one hundred percent (100%) of the PHS Site is now in the active remedial design phase.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2021 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 14: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. See Note 17: Revenue Recognition for the Company’s percentage of sales by major product line.

No customer, including their subcontractors, accounted for more than 6 percent of Company sales for the years ended December 31, 2021, 2020, and 2019. The top ten customers accounted for less than 15 percent of our sales for the years ended December 31, 2021, 2020, and 2019. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated or where the assets are held:

	Year Ended December 31,
Net Sales	2021		2020		2019
	(Dollars in millions)
United States	$5,123.7	90%	$3,089.7	89%	$4,076.8	91%
Foreign countries	551.6	10%	376.9	11%	424.8	9%
Total	$5,675.3	100%	$3,466.6	100%	$4,501.6	100%

	At December 31,
Long-Lived Assets	2021		2020		2019
	(Dollars in millions)
United States	$557.8	93%	$485.1	92%	$519.1	91%
Foreign countries	41.6	7%	45.0	8%	48.8	9%
Total	$599.4	100%	$530.1	100%	$567.9	100%

Note 15: Derivatives and Fair Value Measurements

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swaps as of December 31, 2021 was a net liability of $1.4 million.

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

In connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Consolidated Balance Sheet, with changes in value recorded within other income and (expense), net within the Consolidated Statement of Operations, see Note 10: Debt, for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2021 and 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$13.0	$16.0	Other accrued liabilities	$35.1	$11.9
2028 Notes embedded derivative	Prepaid expenses and other current assets	0.2	2.3	Other accrued liabilities	—	—
Interest rate swaps	Prepaid expenses and other current assets	—	—	Other accrued liabilities	1.4	—
Interest rate swaps	Deferred charges and other assets	—	—	Other noncurrent liabilities	—	4.0
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	—	0.2
Total derivatives		$13.2	$18.3		$36.5	$16.1

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2021 and 2020:

	Notional Amount
Derivative Instruments	At December 31, 2021	At December 31, 2020	Unit of Measurement
Hot roll coil swap contracts	176,859	125,220	Tons
Aluminum swap contracts	20,949	20,264	Tons
Nickel swap contracts	857	345	Tons
Diesel fuel swap contracts	840,000	—	Gallons
Foreign currency exchange contracts	4.5 million	7.4 million	U.S. dollars
Interest rate swaps	160 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives			Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,			Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2021	2020	2019	2021	2020	2019
		(In millions)
Metal commodity contracts	Cost of materials sold	$(47.3)	$5.3	$(9.1)	$—	$—	$—
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	—	0.7	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	(2.1)	2.3	—	—	—	—
Foreign exchange contracts	Other income and (expense), net	0.2	(0.2)	(0.1)	—	—	—
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	0.1	0.3	—	(2.1)	$(0.2)	$—
Total		$(49.1)	$7.7	$(8.5)	$(2.1)	$(0.2)	$—

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019:

		Amount of Gain/(Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,
Derivatives designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2021	2020	2019
		(In millions)
Interest rate swaps (prior to de-designation)	Interest and other expense on debt	$—	$(1.3)	$1.1

As of December 31, 2021, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $1.9 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2021:

	At December 31, 2021
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$13.0	$—
2028 Notes embedded derivative	—	—	0.2
Total derivatives	$—	$13.0	$0.2
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$35.1	$—
Interest rate swaps	—	1.4	—
Total derivatives	$—	$36.5	$—

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

The fair value of each commodity, diesel fuel, and swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, aluminum prices, nickel, and diesel fuel for varying time periods. The fair value of hot roll coil, aluminum, nickel, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel), and the London Metals Exchange (aluminum and nickel), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs).  As of December 31, 2020 the embedded derivative was initially recorded as an asset of $2.3 million and the gain associated with initially recording this balance was recorded within other income and (expense), net within the Consolidated Statement of Operations. As this Level 3 balance was initially recorded in the fourth quarter of 2020 a 2020 rollforward of Level 3 asset balances is not presented.  Changes to the projections made by the Company’s management after December 31, 2021 can affect the future value of this asset.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:
2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(2.1)
Balance at December 31, 2021	$0.2

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 were as follows:

	At December 31, 2021		At December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$51.2	$51.2	$61.4	$61.4
Restricted cash	1.2	1.2	1.1	1.1
Receivables less provision	630.8	630.8	378.9	378.9
Accounts payable	481.2	481.2	365.1	365.1
Long-term debt, including current portion	639.3	666.8	740.0	800.3

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

Note 16: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021 and December 31, 2020:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2020	$(48.6)	$(253.1)	$(0.3)
Other comprehensive income (loss) before reclassifications	1.6	(23.4)	(4.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	54.7	1.3
Net current-period other comprehensive income (loss)	1.6	31.3	(2.8)
Balance at December 31, 2020	$(47.0)	$(221.8)	$(3.1)
Other comprehensive income (loss) before reclassifications	(2.1)	28.0	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	79.3	1.6
Net current-period other comprehensive income (loss)	(2.1)	107.3	1.6
Balance at December 31, 2021	$(49.1)	$(114.5)	$(1.5)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and December 31, 2020:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2021
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$8.1	Other income and (expense), net
Pension settlement	98.7	Other income and (expense), net
Prior service credit	(0.4)	Other income and (expense), net
Total before tax	106.4
Tax benefit	(27.1)
Net of tax	$79.3
Interest rate swap
Realized swap interest (subsequent to de-designation)	2.1	Interest and other expense on debt
Tax benefit	(0.5)
Net of tax	$1.6

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2020
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$9.6	Other income and (expense), net
Pension settlement	65.9	Other income and (expense), net
Prior service credit	(2.0)	Other income and (expense), net
Total before tax	73.5
Tax benefit	(18.8)
Net of tax	$54.7
Cash flow hedge - interest rate swap
Realized swap interest (prior to de-designation)	$1.3	Interest and other expense on debt
Realized swap interest (subsequent to de-designation)	0.3	Interest and other expense on debt
Total before tax	1.6
Tax benefit	(0.3)
Net of tax	$1.3

Note 17: Revenue Recognition

We are a leading value-added processor and distributor of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. Nearly 80% of the metals products sold are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

Revenues associated with products which we believe have no alternative use, and where the Company has an enforceable right to payment, are recognized on an over time basis.  Products with no alternative use include products made from unique alloys, custom extrusions, non-standard gauges, items that have been processed to a custom size that cannot be cost effectively reworked to a standard size, or items processed to customer specific drawings or specifications.  Over-time revenues are recorded in proportion with the progress made toward completing the performance obligation.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in Warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was a net contract liability of $0.1 at December 31, 2021 and was zero at December 31, 2020.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2021	2020	2019
Product Line	(Percentage of Sales)
Carbon Steel Flat	31%	27%	26%
Carbon Steel Plate	10	9	11
Carbon Steel Long	13	14	16
Stainless Steel Flat	18	16	15
Stainless Steel Plate	5	5	4
Stainless Steel Long	4	5	4
Aluminum Flat	12	14	15
Aluminum Plate	2	3	2
Aluminum Long	4	5	5
Other	1	2	2
Total	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.  See Note 14: Segment Information for the Company’s consolidated financial information of our operations by geographic location based on where sales originated.

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2021	2020	2019
Revenue on products with an alternative use	90%	89%	88%
Revenue on products with no alternative use	10	11	12
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheet, from contracts with customers were $633.0 million and $380.7 million as of December 31, 2021 and December 31, 2020, respectively.

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

	Contract Assets		Contract Liabilities
	2021	2020	2021	2020
	(In millions)
Beginning Balance	$10.8	$13.5	$10.8	$10.5
Contract liability satisfied during the period		—	(14.8)	(11.8)
Contract liability incurred during the period		—	17.8	12.9
Net change in contract assets and liabilities for products with no alternative use during the period	10.4	(2.0)	0.1	—
Changes to reserves	0.1	(0.7)	1.2	(0.8)
Ending Balance	$21.3	$10.8	$15.1	$10.8

Note 18: Provision for Credit Losses

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

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	Changes in Provision for Expected Credit Losses
	2021	2020
	(In millions)
Beginning Balance	$1.7	$3.5
Current period provision	1.4	0.3
Write-offs charged against allowance	(1.1)	(2.3)
Recoveries against allowance	0.2	0.2
Ending Balance	$2.2	$1.7

Note 19: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Income (loss) before income tax:
U.S.	$323.0	$(106.0)	$103.4
Foreign	66.1	15.9	11.8
	$389.1	$(90.1)	$115.2
Current income tax provision (benefit):
Federal	$64.3	$(11.6)	$(19.0)
Foreign	16.5	1.5	2.1
State	12.3	1.9	1.4
	93.1	(8.2)	(15.5)
Deferred income tax provision (benefit)	0.6	(16.6)	48.0
Total income tax provision (benefit)	$93.7	$(24.8)	$32.5

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 21%	$81.7	$(18.9)	$24.2
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	11.7	(4.6)	4.9
Non-deductible expenses and non-taxable income	1.2	0.3	1.8
Foreign income not includable in federal taxable income	3.4	0.8	0.7
Valuation allowance changes, net	(1.6)	(0.4)	(0.4)
Changes in uncertain tax positions	(0.8)	(1.9)	(1.5)
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	0.4	(0.6)	2.4
All other, net	(2.3)	0.5	0.4
Total income tax provision (benefit)	$93.7	$(24.8)	$32.5

  The U.S. Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur.  For the year ending December 31, 2021, we have included $0.4 million of tax expense related to GILTI.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Post-retirement benefits other than pensions	$15	$18
Federal and foreign net operating loss carryforwards	—	30
State net operating loss carryforwards	10	18
Pension liability	24	43
Other deductible temporary differences	26	13
Less: valuation allowances	(5)	(7)
	$70	$115
Deferred tax liabilities:
Fixed asset basis difference	$57	$63
Inventory basis difference	97	100
Other intangibles	10	10
	164	173
Net deferred tax liability	$(94)	$(58)

The Company will maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. For the year ending December 31, 2021, the Company has determined that the deferred tax assets related to all state net operating loss (“NOL”) carryforwards and a part of the foreign net operating loss carryforwards are more likely than not realizable due to positive income forecasted and has released $1.1 million and $0.5 million, respectively, of valuation allowance. The Company’s deferred tax assets include  $10 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $0.3 million related to foreign NOL carryforwards, which do not expire, available at December 31, 2021.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2021, the Company had approximately $80 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings are deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2019	$5.9
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.5)
Unrecognized tax benefits balance at December 31, 2019	$4.4
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.9)
Unrecognized tax benefits balance at December 31, 2020	$2.5
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.8)
Unrecognized tax benefits balance at December 31, 2021	$1.7

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.9 million and $0.8 million of accrued interest related to uncertain tax positions at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.8 million and $1.7 million as of December 31, 2021 and 2020, respectively.

Note 20: Earnings (Loss) Per Share

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

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings or loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded were 31,697, 289,759, and zero for years ended December 31, 2021, 2020, and 2019, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2021	2020	2019
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$294.3	$(65.8)	$82.4
Denominator:
Weighted average shares outstanding	38,362	38,025	37,698
Dilutive effect of stock-based awards	547	—	264
Weighted average shares outstanding adjusted for dilutive securities	38,909	38,025	37,962

Earnings (loss) per share
Basic	$7.67	$(1.73)	$2.19
Diluted	$7.56	$(1.73)	$2.17

Note 21: Subsequent Events

In January and February of 2022, we repurchased $9.3 million outstanding principal of our 2028 Notes for $10.1 million, resulting in the recognition of a loss of $0.8 million within other income (expense) within the Statement of Operations. As a result, we will write off $0.2 million of debt issuance costs in the first quarter 2022 within interest expense in the Statement of Operations

On February 17, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share of common stock, payable on March 17, 2022 to stockholders of record as of March 3, 2022. Future quarterly dividends, if any, will be subject to Board approval.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

(In millions)

	Year ended December 31,
	2021	2020	2019
Administrative and other expenses	$(1.3)	$(1.0)	$(1.0)
Interest income on intercompany loans	4.3	6.4	6.5
Equity in income (loss) of subsidiaries	291.9	(69.9)	77.6
Income (loss) before income taxes	294.9	(64.5)	83.1
Provision for income taxes	0.6	1.3	0.7
Net income (loss)	$294.3	$(65.8)	$82.4

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$294.3	$(65.8)	$82.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2.1)	1.6	4.2
Gain (loss) on cash flow hedges	2.1	(3.8)	(1.8)
Changes in defined benefit pension and other post-retirement benefit plans	142.4	41.8	14.0
Other comprehensive income, before tax	142.4	39.6	16.4
Income tax provision related to items of other comprehensive income	35.6	9.5	2.6
Comprehensive income (loss), after tax	$401.1	$(35.7)	$96.2

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$294.3	$(65.8)	$82.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(291.9)	69.9	(77.6)
Deferred income taxes	4.0	22.1	(3.3)
Decrease (increase) in receivables/payables from subsidiaries	2.0	(26.2)	(1.6)
Increase in other assets	(0.2)	—	—
Increase in accrued liabilities	—	—	0.1
Net adjustments	(286.1)	65.8	(82.4)
Net cash provided by operating activities	8.2	—	—
Financing activities:
Dividends paid to shareholders	(6.4)	—	—
Share repurchases	(1.8)	—	—
Net cash used in financing activities	(8.2)	—	—
Net increase in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash—beginning of period	0.1	0.1	0.1
Cash, cash equivalents, and restricted cash—end of period	$0.1	$0.1	$0.1

See Notes to Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RYERSON HOLDING CORPORATION

(Parent Company Only)

BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2021	2020
Assets
Cash and cash equivalents	$0.1	$0.1
Prepaid expenses and other assets	0.2	0.1
Receivable from subsidiaries	35.3	37.3
Total current assets	35.6	37.5
Investment in subsidiaries	429.4	25.2
Long-term receivable from subsidiaries	71.7	71.7
Deferred income taxes	0.6	4.6
Deferred charges and other assets	0.1	—
Total assets	$537.4	$139.0
Liabilities
Accrued liabilities	$0.2	$0.2
Total current liabilities	0.2	0.2
Total liabilities	0.2	0.2
Ryerson Holding Corporation Stockholders’ equity
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 38,687,094 shares issued at December 31, 2021; 100,000,000 shares authorized and 38,329,897 issued at December 31, 2020	0.4	0.4
Capital in excess of par value	388.6	383.1
Retained earnings	321.7	33.8
Treasury stock at cost – Common stock of 292,932 shares at December 31, 2021 and 212,500 shares at December 31, 2020	(8.4)	(6.6)
Accumulated other comprehensive loss	(165.1)	(271.9)
Total Ryerson Holding Corporation stockholders’ equity	537.2	138.8
Total liabilities and stockholders’ equity	$537.4	$139.0

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

Note 3: Dividends from subsidiaries

There were no cash dividends paid to Ryerson Holding from its consolidated subsidiaries for the years ended December 31, 2021, 2020, and 2019.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$1.7	$1.4	$(0.9)	(A)	$2.2
Valuation allowance—deferred tax assets	6.6	—	(1.6)	(B)	5.0
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.5	$0.3	$(2.1)	(A)	$1.7
Valuation allowance—deferred tax assets	13.7	(0.4)	(6.7)	(C)	6.6
Year Ended December 31, 2019
Allowance for doubtful accounts	$2.5	$4.0	$(3.0)	(A)	$3.5
Valuation allowance—deferred tax assets	29.3	(0.4)	(15.2)	(C)	13.7

NOTES:

(A)	Bad debts written off of $1.1 million, $2.3 million, and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(B)	Reversals of valuation allowances due to change in realizability of state and foreign net operating loss deferred tax assets.
(C)	Reversals of valuation allowances due to the expiration of state net operating losses and changes to the foreign tax credits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2021 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2021.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2021.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors, and employees, which contains the ethical principles by which our chief executive officer, chief financial officer, and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our Investor Relations website under “Governance Documents” at http://ir.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Holding Corporation, 227 West Monroe Street, 27th Floor, Chicago, Illinois 60606 (telephone number (312) 292-5000). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at http://ir.ryerson.com or by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2021, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of February 21, 2022, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 21, 2022, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2021, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
	(1)	(2)	(3)
Equity compensation plans approved by security holders	1,125,959	$16.50	931,947
Equity compensation plans not approved by security holders	—	—	—
Total	1,125,959	$16.50	931,947

(1)

Includes (i) 684,375 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, (ii) 316,584 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service, and (iii) 125,000 shares of our common stock subject to stock options, which vest over a 5-year period depending on continued employment or service and the level of attainment of certain stock market metrics.

(2)	Once vested, each stock option can be exercised at a price of $16.50 in exchange for one share of the Company’s common stock.
(3)

All the shares of common stock that remained available for future issuance as of December 31, 2021, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2021, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

		S-1/A-15	333-164484	May 6, 2013

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

10.1	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.2	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.3	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.4	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.6	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.7	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.8	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.9	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.	10-Q	001-34735	May 7, 2015

10.10	Directors Compensation Summary Sheet.	10-K	001-34735	March 9, 2016

10.11	Intercreditor Agreement by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent Dated as of October 10, 2012.	10-K	001-34735	March 9, 2016

10.12

Amendment No. 1, dated as of March 11, 2015, to the Intercreditor Agreement dated as of October 10, 2012, by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.13

Joinder Agreement dated as of July 24, 2015, to Intercreditor Agreement dated as of October 10, 2012 and amended as of March 11, 2015 by and between Bank of America, N.A. as ABL Collateral Agent and Wells Fargo Bank, National Association, as Notes Collateral Agent.

		10-K	001-34735	March 9, 2016

10.14

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

10.15

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

10.16

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

		8-K	001-34735	July 29, 2015

10.17	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.18	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.19

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

10.20

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

10.21

Amendment No. 4, dated as of November 5, 2020 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 9, 2020

10.22	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.	10-K	001-34735	February 24, 2021
10.23	Ryerson Holding Corporation Stock Option Grant Notice	10-Q	001-34735	May 5, 2021

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

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

     Date:  February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	February 23, 2022
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 23, 2022
Court D. Carruthers

/s/ Eva M. Kalawski	Director	February 23, 2022
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	February 23, 2022
Jacob Kotzubei

/s/ Stephen P. Larson	Director	February 23, 2022
Stephen P. Larson

/s/ Philip E. Norment	Director	February 23, 2022
Philip E. Norment

/s/ Mary Ann Sigler	Director	February 23, 2022
Mary Ann Sigler