Form 10-Q
period 2022-03-31
Ryerson Holding Corp
filed 2022-05-04
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 38,667,745 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,748.8	$1,147.3
Cost of materials sold	1,338.7	949.4
Gross profit	410.1	197.9
Warehousing, delivery, selling, general, and administrative	175.3	171.8
Gain on sale of assets	—	(20.3)
Operating profit	234.8	46.4
Other income and (expense), net	(5.7)	0.3
Interest and other expense on debt	(10.3)	(13.5)
Income before income taxes	218.8	33.2
Provision for income taxes	55.0	7.6
Net income	163.8	25.6
Less: Net income attributable to noncontrolling interest	0.2	0.3
Net income attributable to Ryerson Holding Corporation	$163.6	$25.3
Comprehensive income	$166.7	$28.0
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.2
Comprehensive income attributable to Ryerson Holding Corporation	$166.5	$27.8
Basic earnings per share	$4.26	$0.66
Diluted earnings per share	$4.17	$0.66

Dividends declared per share	$0.10	$—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$163.8	$25.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13.5	13.6
Stock-based compensation	1.3	1.6
Deferred income taxes	0.9	4.5
Provision for allowances, claims, and doubtful accounts	1.9	1.6
Gain on sale of assets	—	(20.3)
Pension settlement charge	0.1	0.2
Loss on retirement of debt	5.3	—
Non-cash (gain) loss from derivatives	(10.3)	9.1
Other items	(0.5)	—
Change in operating assets and liabilities:
Receivables	(157.1)	(165.2)
Inventories	(5.9)	(12.3)
Other assets and liabilities	(8.9)	(19.7)
Accounts payable	87.4	118.5
Accrued liabilities	(28.3)	13.0
Accrued taxes payable/receivable	23.2	0.5
Deferred employee benefit costs	(3.9)	(18.0)
Net adjustments	(81.3)	(72.9)
Net cash provided by (used in) operating activities	82.5	(47.3)
Investing activities:
Acquisitions, net of cash acquired	(3.0)	—
Capital expenditures	(18.8)	(6.5)
Proceeds from sale of property, plant, and equipment	1.0	29.0
Other items	—	(0.5)
Net cash provided by (used in) investing activities	(20.8)	22.0
Financing activities:
Repayment of debt	(68.8)	(0.4)
Net proceeds (repayments) of short-term borrowings	(26.1)	1.2
Net increase in book overdrafts	33.6	9.4
Principal payments on finance lease obligations	(2.5)	(2.5)
Dividends paid to shareholders	(3.8)	—
Share repurchases	(0.5)	—
Other items	—	(0.1)
Net cash provided by (used in) financing activities	(68.1)	7.6
Net decrease in cash, cash equivalents, and restricted cash	(6.4)	(17.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(0.4)
Net change in cash, cash equivalents, and restricted cash	(6.6)	(18.1)
Cash, cash equivalents, and restricted cash—beginning of period	52.4	62.5
Cash, cash equivalents, and restricted cash—end of period	$45.8	$44.4
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$16.1	$22.8
Income taxes, net	31.7	2.3
Noncash investing activities:
Asset additions under operating leases	2.1	6.1
Asset additions under finance leases and sale-leasebacks	2.0	1.7

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44.7	$51.2
Restricted cash	1.1	1.2
Receivables less provisions of $2.7 at March 31, 2022 and $2.2 at December 31, 2021	788.7	630.8
Inventories	839.1	832.1
Prepaid expenses and other current assets	96.9	77.7
Total current assets	1,770.5	1,593.0
Property, plant, and equipment, at cost	813.6	792.8
Less: Accumulated depreciation	414.3	404.5
Property, plant, and equipment, net	399.3	388.3
Operating lease assets	205.6	211.1
Other intangible assets	40.8	42.2
Goodwill	124.9	124.1
Deferred charges and other assets	7.6	6.9
Total assets	$2,548.7	$2,365.6
Liabilities
Current liabilities:
Accounts payable	$602.6	$481.2
Salaries, wages, and commissions	56.5	76.6
Other accrued liabilities	149.7	133.4
Short-term debt	24.7	28.8
Current portion of operating lease liabilities	24.7	24.9
Current portion of deferred employee benefits	6.2	6.1
Total current liabilities	864.4	751.0
Long-term debt	526.6	610.5
Deferred employee benefits	159.1	163.3
Noncurrent operating lease liabilities	180.8	184.8
Deferred income taxes	95.0	94.1
Other noncurrent liabilities	17.3	17.3
Total liabilities	1,843.2	1,821.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,058,018 and 38,687,094 shares issued at March 31, 2022 and December 31, 2021, respectively	0.4	0.4
Capital in excess of par value	389.9	388.6
Retained earnings	481.4	321.7
Treasury stock at cost – Common stock of 390,417 and 292,932 shares at March 31, 2022 and December 31, 2021, respectively	(11.6)	(8.4)
Accumulated other comprehensive loss	(162.2)	(165.1)
Total Ryerson Holding Corporation stockholders’ equity	697.9	537.2
Noncontrolling interest	7.6	7.4
Total equity	705.5	544.6
Total liabilities and equity	$2,548.7	$2,365.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 21,037,500 shares of our common stock, which is approximately 54% of our outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued that impact our financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$44.7	$51.2
Restricted cash	1.1	1.2
Total cash, cash equivalents, and restricted cash	$45.8	$52.4

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. In the first quarter of 2022, we changed the method we use to estimate LIFO on an interim basis.  This is a change in accounting estimate that is inseparable from a change in accounting principle. Historically, interim LIFO calculations were based on actual inventory levels and costs at each interim period. In the first quarter of 2022, we elected to recognize the interim effects of the LIFO inventory valuation method by projecting expected year-end inventory levels and LIFO costs and allocating that projection to the interim quarters on a pro-rata basis.

The change in the LIFO calculation method impacts all profit-based metrics as well as inventories for interim periods. Our annual LIFO calculation will be consistent with prior years and as such, year-end amounts will not be impacted.  We believe this change is preferable as it results in a better estimate of LIFO for the full year, creates less volatility in earnings on an interim basis, and makes our results more comparable to our peers. LIFO expense was $2.2 million for the quarter ended March 31, 2022 compared to $83.8 million during the quarter ended March 31, 2021.  LIFO expense for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2022 is higher due to a significant increase in metal prices, which occurred in the quarter ended March 31, 2021 as compared to pricing changes forecasted for December 2022.

Inventories, at stated LIFO value, were classified at March 31, 2022 and December 31, 2021 as follows:

	March 31,	December 31,
	2022	2021
	(In millions)
In process and finished products	$839.1	$832.1

If current cost had been used to value inventories, such inventories would have been $305 million and $303 million higher than reported at March 31, 2022 and December 31, 2021, respectively. Approximately 88% of inventories are accounted for under the LIFO method at March 31, 2022 and December 31, 2021. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.6 million and $8.8 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $124.9 million and $124.1 million at March 31, 2022 and December 31, 2021, respectively. We recognized $0.8 million of additional goodwill during the first three months of 2022. See Note 6: Acquisitions for further information. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2021, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $0.4 million of intangible assets during the first three months of 2022.  See Note 6: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On February 28, 2022, Ryerson Canada paid $3.0 million to acquire substantially all of the assets of Apogee Steel Fabrication Incorporated (“Apogee”), a sheet metal fabricator located in Mississauga, Ontario, Canada. Apogee is a full-line fabrication company providing sheering, punching, forming, and laser cut processing in addition to welding and hardware assembly services. Apogee provides complex fabrication assemblies in stainless steel, aluminum, and carbon sheet and adds to Ryerson’s value-added processing capabilities. The acquisition is not material to our consolidated financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In millions)
Ryerson Credit Facility	$294.0	$316.0
8.50% Senior Secured Notes due 2028	236.9	300.0
Foreign debt	22.9	27.0
Other debt	5.6	6.0
Unamortized debt issuance costs and discounts	(8.1)	(9.7)
Total debt	551.3	639.3
Less: Short-term foreign debt	22.9	27.0
Less: Other short-term debt	1.8	1.8
Total long-term debt	$526.6	$610.5

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

At March 31, 2022, Ryerson had $294.0 million of outstanding borrowings, $14 million of letters of credit issued, and $691 million available under the Ryerson Credit Facility compared to $316.0 million of outstanding borrowings, $14 million of letters of credit issued, and $670 million available at December 31, 2021. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 3.0% and 2.5% at March 31, 2022 and December 31, 2021, respectively.

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

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments, the occurrence of a change of control of Ryerson, and a cross-default to other financing arrangements. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes (“2028 Notes”). The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the U.S. (other than receivables, inventory, cash deposit accounts and certain other assets, and proceeds thereof, which are secured pursuant to a second-priority security interest), subject to certain exceptions and customary permitted liens.  The 2028 Notes will be redeemable, in whole or in part, at any time on or after August 1, 2023 at certain redemption prices. The redemption price for the 2028 Notes if redeemed during the twelve months beginning (i) August 1, 2023 is 104.250%, (ii) August 1, 2024 is 102.125%, and (iii) August 1, 2025 and thereafter is 100.000%. All redemption amounts also include accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem some or all of the 2028 Notes before August 1, 2023 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium. In addition, JT Ryerson may redeem up to 40% of the outstanding 2028 Notes before August 1, 2023 with the net cash proceeds from certain equity offerings at a price equal to 108.500% of the principal amount of the Notes, plus accrued but unpaid interest, if any, to, but not including, the redemption date. Furthermore, JT Ryerson may redeem the 2028 Notes at any time and from time to time prior to August 1, 2023 in an aggregate principal amount equal to up to 10% of the original aggregate principal amount of the 2028 Notes during each twelve month period commencing on July 22, 2020 at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. JT Ryerson may also redeem the 2028 Notes at any time prior to August 1, 2022 in an aggregate principal amount equal to $100.0 million on a one-time basis from the net cash proceeds received from the sale of real property, at a redemption price of 104.000% plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company completed partial redemptions of $200 million utilizing these redemption options between the fourth quarter of 2020 and fourth quarter 2021, resulting in an outstanding balance of $300 million as of December 31, 2021. In addition, JT Ryerson may be required to make an offer to purchase the 2028 Notes upon the sale of certain assets or upon a change of control.

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2021 was $0.2 million which was recorded within other current assets in the Condensed Consolidated Balance Sheet.  As of March 31, 2022, the fair value was determined to be zero with the change of $0.2 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 10: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

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

During the first three months of 2022, a principal amount of $63.1 million of the 2028 Notes were repurchased for $68.4 million and retired, resulting in the recognition of a $5.3 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. As a result, $236.9 million in aggregate principal amount of the 2028 Notes remain outstanding at March 31, 2022. Debt issuance costs of $1.0 million were written off associated with the repurchases and recognized within interest expense.

Foreign Debt

At March 31, 2022, Ryerson China’s foreign borrowings were $22.9 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. At December 31, 2021, Ryerson China’s foreign borrowings were $27.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $24 million and $20 million at March 31, 2022 and December 31, 2021, respectively.  Letters of credit issued by our foreign subsidiaries were $5 million and $6 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.7	$0.9	$0.1	$0.1
Interest cost	2.5	3.0	0.3	0.3
Expected return on assets	(3.4)	(5.9)	—	—
Settlement charge	0.1	0.2	—	—
Recognized actuarial (gain) loss	2.0	3.9	(1.5)	(1.5)
Amortization of prior service credit	—	—	—	(0.1)
Net periodic benefit cost (credit)	$1.9	$2.1	$(1.1)	$(1.2)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $3.5 million to the pension plan funds through the three months ended March 31, 2022, and anticipates that it will have a minimum required pension contribution funding of approximately $2.3 million for the remaining nine months of 2022. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

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

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress and is expected to be completed in 2022. In the meantime, the voting parties of the PCI Group (which does not include JT Ryerson) have begun the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs. This process is anticipated to be completed sometime in 2022 or early 2023. Once the advocacy process is completed, the Allocation Team will prepare a proposed allocation of costs among the PRPs. All PRPs, including JT Ryerson, will then participate in the “mediation process,” during which the PRPs will attempt to agree on a final cost allocation. The mediation process is currently anticipated to occur sometime in late 2022 or 2023.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2022 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility, however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss on the hedges as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swaps as of March 31, 2022 was a net liability of $0.3 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$20.4	$13.0	Other accrued liabilities	$33.1	$35.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	0.7	—	Other accrued liabilities	—	—
2028 Notes embedded derivative	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—	—
Interest rate swaps	Prepaid expenses and other current assets	—	—	Other accrued liabilities	0.3	1.4
Total derivatives		$21.1	$13.2		$33.4	$36.5

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2022 and December 31, 2021:

	Notional Amount
Derivative Instruments	At March 31, 2022	At December 31, 2021	Unit of Measurement
Hot roll coil swap contracts	152,076	176,859	Tons
Aluminum swap contracts	15,396	20,949	Tons
Nickel swap contracts	534	857	Tons
Diesel fuel swap contracts	700,000	840,000	Gallons
Foreign currency exchange contracts	3.5 million	4.5 million	U.S. dollars
Interest rate swap contracts	160 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Reclassified from Other Comprehensive Income into Income
hedging instruments	Recognized in Income	Three Months Ended March 31,		Three Months Ended March 31,
under ASC 815	on Derivatives	2022	2021	2022	2021
		(In millions)
Metal commodity contracts	Cost of materials sold	$(2.6)	$(10.7)	$—	$—
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	0.7	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	(0.2)	0.3	—	—
Foreign exchange contracts	Other income and (expense), net	—	0.1	—	—
Interest rate swaps	Interest and other expense on debt	0.6	—	(0.7)	(0.5)
Total		$(1.5)	$(10.3)	$(0.7)	$(0.5)

As of March 31, 2022, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $1.2 million.

Fair Value Measurements

To increase consistency and comparability in fair value measurements, FASB ASC 820 “Fair Value Measurement” (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2022:

	At March 31, 2022
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$20.4	$—
Diesel fuel commodity contracts	—	0.7	—
Total derivatives	$—	$21.1	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$33.1	$—
Interest rate swaps	—	0.3	—
Total derivatives	$—	$33.4	$—

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

The fair value of each commodity, diesel fuel, and swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach.  This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs).  Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs). Changes to the projections made by the Company’s management after March 31, 2022 can affect the future value of the embedded derivative.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2022	$0.2
Unrealized loss recorded in other income and (expense), net	(0.2)
Balance at March 31, 2022	$—

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized gain recorded in other income and (expense), net	0.3
Balance at March 31, 2021	$2.6

The carrying and estimated fair values of our financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	At March 31, 2022		At December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$44.7	$44.7	$51.2	$51.2
Restricted cash	1.1	1.1	1.2	1.2
Receivables less provisions	778.7	778.7	630.8	630.8
Accounts payable	602.6	602.6	481.2	481.2
Long-term debt, including current portion	551.3	571.3	639.3	666.8

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

NOTE 11: STOCK-BASED COMPENSATION

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including restricted stock units (“RSUs”) and performance stock units (“PSUs”), to certain employees. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock.

Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination.

Stock based compensation expense related to stock options, RSUs, and PSUs was $1.3 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. No stock options have been exercised as of March 31, 2022.

A summary of the status of our unvested RSUs and PSUs as of March 31, 2022 and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Unit
	(In thousands)
Restricted Stock Units
Unvested at January 1, 2022	317	$12.00
Granted	192	35.02
Vested	(154)	10.56
Unvested at March 31, 2022	355	$25.12

Performance Stock Units
Unvested at January 1, 2022	684	$10.62
Granted	277	35.02
Vested	(215)	8.56
Unvested at March 31, 2022	746	$20.27
Shares reserved for future grants	957

The fair value of the 2022 RSUs and PSUs granted was $35.02 per share, determined by the closing price of our common stock on the grant date. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving market or performance conditions. Each tranche vests annually on March 31, following the date of grant.

As of February 2022, the Board has approved remitting taxes on behalf of certain employees related to net share settlements of restricted stock units. No tax payments have been made as of March 31, 2022. Withholding related to this remittance is reflected in the Stock-based compensation expense, net caption of our consolidated statements of stockholder’s equity.

NOTE 12: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2022:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	163.6	—	—	—	0.2	163.8
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	—	1.5
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.7	—	—	0.7
Share repurchases	—	—	(20)	(0.5)	—	—	—	—	—	—	(0.5)
Stock-based compensation expense, net	371	—	(77)	(2.7)	1.3	—	—	—	—	—	(1.4)
Cash dividends and dividend equivalents	—	—	—	—	—	(3.9)	—	—	—	—	(3.9)
Interest rate swap, net of tax of zero	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2022	39,058	$0.4	(390)	$(11.6)	$389.9	$481.4	$(47.6)	$(113.8)	$(0.8)	$7.6	$705.5

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	(213)	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2022	$(49.1)	$(114.5)	$(1.5)
Other comprehensive income before reclassifications	1.5	—	—
Amounts reclassified from accumulated other comprehensive income into net income	—	0.7	0.7
Net current-period other comprehensive income	1.5	0.7	0.7
Balance at March 31, 2022	$(47.6)	$(113.8)	$(0.8)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and March 31, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed
Details about Accumulated Other	March 31, 2022	March 31, 2021	Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.5	$2.4	Other income and (expense), net
Pension settlement	0.1	0.2	Other income and (expense), net
Prior service credits	—	(0.1)	Other income and (expense), net
Total before tax	0.6	2.5
Tax expense (benefit)	0.1	(0.5)
Net of tax	$0.7	$2.0
Interest rate swap
Realized swap interest	$0.7	$0.5	Interest and other expense on debt
Tax benefit	—	(0.1)
Net of tax	$0.7	$0.4

NOTE 13: REVENUE RECOGNITION

We are a leading value-added processor and distributor of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. Nearly 80% of the metals products sold are processed by us to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

Disaggregated Revenue

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2022	2021
Carbon Steel Flat	31%	29%
Carbon Steel Plate	10	9
Carbon Steel Long	13	14
Stainless Steel Flat	19	17
Stainless Steel Plate	5	5
Stainless Steel Long	4	4
Aluminum Flat	11	14
Aluminum Plate	2	2
Aluminum Long	4	4
Other	1	2
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2022	2021
Net Sales	(In millions)
United States	1,603.3	$1,025.7
Foreign countries	145.5	121.6
Total	$1,748.8	$1,147.3

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2022	2021
Revenue on products with an alternative use	90%	90%
Revenue on products with no alternative use	10	10
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer.  Payment terms on invoiced amounts are typically 30 days from the invoice date.  We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $791.4 million and $633.0 million as of March 31, 2022 and December 31, 2021, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2022	$21.3	$15.1
Contract liability satisfied during the period	—	(7.7)
Contract liability incurred during the period	—	8.3
Net change in contract assets and liabilities for products with no alternative use during the period	(2.2)	—
Changes to reserves	0.7	1.2
Ending Balance at March 31, 2022	$19.8	$16.9

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of March 31, 2022:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2022	$2.2
Current period provision	0.3
Write-offs charged against allowance	(0.1)
Recoveries	0.3
Balance at March 31, 2022	$2.7

NOTE 15: INCOME TAXES

For the three months ended March 31, 2022, the Company recorded income tax expense of $55.0 million compared to $7.6 million in the prior year. The income tax expense for the three months ended March 31, 2022 and 2021 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The higher effective tax rate in the first three months of 2022 compared to the first three months of 2021 is primarily a result of the increase in actual and forecasted earnings between the two periods as conditions have improved year-over-year.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.  The valuation allowance was $5.0 million at both March 31, 2022 and December 31, 2021.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first quarter of 2022, therefore, the balance of $0.8 million at December 31, 2021 remains unchanged.

NOTE 16: EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2022	2021
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$163.6	$25.3
Denominator:
Weighted average shares outstanding	38,391	38,117
Dilutive effect of stock-based awards	833	523
Weighted average shares outstanding adjusted for dilutive securities	39,224	38,640

Earnings per share
Basic	$4.26	$0.66
Diluted	$4.17	$0.66

NOTE 17: SUBSEQUENT EVENTS

Bond Repurchases. In April of 2022, we repurchased $15.2 million outstanding principal of our 2028 Notes for $16.5 million, resulting in the recognition of a loss of $1.3 million within other income (expense) within the Condensed Consolidated Statement of Comprehensive Income in the second quarter of 2022. As a result, we will write off $0.2 million of debt issuance costs in the second quarter 2022 within interest expense in the Condensed Consolidated Statement of Comprehensive Income.

Bond Repurchase Authorization. On May 4, 2022, the Company’s Board of Directors approved a bond repurchase program authorizing the Company to repurchase up to $172.0 million of the 2028 Notes, through December 31, 2022.  This bond repurchase program is in addition to the Company’s special redemption right to redeem up to $50 million in principal at a redemption price of 103.0% discussed in Note 7: Long Term Debt.

 Under the bond repurchase program, management is authorized to purchase the 2028 Notes from time to time through open market purchases or privately negotiated transactions, including by making a tender offer to the holders of the Notes, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, subject to market conditions and other factors. The Company expects to fund any repurchases under the note repurchase program or the special redemption right with cash and cash equivalents on hand.

Dividends. On May 4, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock, payable on June 16, 2022 to stockholders of record as of June 2, 2022. Future quarterly dividends, if any, will be subject to Board approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form    10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The contents herein are provided for general information purposes only and do not constitute an offer to sell or buy, or a solicitation of an offer to buy, any security (“Security”) of Ryerson Holding or its affiliates in any jurisdiction. Ryerson does not intend to solicit and is not soliciting, any action with respect to any Security or any other contractual relationship with Ryerson. Nothing in this Form 10-Q, individually or taken in the aggregate, constitutes an offer of securities for sale or buy, or a solicitation of an offer to buy, any Security in the United States, or to US persons, or in any other jurisdiction in which such an offer or solicitation is unlawful.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2021 in our Annual Report on Form 10-K filed on February 23, 2022.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first three months of 2022, Ryerson experienced stronger pricing compared to the first three months of 2021, with average selling prices 56.7% higher, reflective of the strong commodity pricing environment caused by supply shortages and the Russian war on Ukraine, and demand recovering to pre-COVID-19 levels. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed continued improvement in the first three months of 2022. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported strength in January, February, and March with readings above the growth threshold of 50%, indicating general expansion in factory activity and marking 22 consecutive months of expanding activity. Additionally, U.S. Industrial Production increased year-over-year for the thirteenth consecutive month in March, signifying improved conditions.

According to the Metal Service Center Institute, North American service center volumes declined by 4.7% in the first three months of 2022 compared to the first three months of 2021. On a North American basis, Ryerson’s demand also declined, but at a smaller rate than the industry, with tons sold down by 1.0% over the same period. Ryerson’s year-over-year North American decrease was experienced most severely in the consumer durable and metal fabrication & machine shops sectors, while the sectors with the strongest North American year-over-year growth were oil and gas and construction equipment.

First Quarter 2022 vs. First Quarter 2021 performance highlights

$1.75B	23.5%		$164M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
52% increase		630 bps increase	$138M increase
$4.17	$4.27		$83M
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$3.51 increase		$4.01 increase	$130M increase

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $1.75 billion in the first three months of 2022, an increase of 52.4% compared to $1.15 billion for the first three months of 2021, with average selling prices 56.7% higher and tons shipped 2.8% lower. In the first three months of 2022, gross margin expanded to 23.5% compared to 17.2% for the first three months of 2021. Included in the first three months of 2022 cost of materials sold was LIFO expense of $2.2 million, compared to LIFO expense of $83.8 million in the first three months of 2021. Net income attributable to Ryerson Holding Corporation was $163.6 million, or earnings of $4.17 per diluted share, in the first three months of 2022 compared to net income attributable to Ryerson Holding Corporation of $25.3 million, or income of $0.66 per diluted share, for the first three months of 2021.

To provide greater insight into the Company’s operating trends for the first three months of 2022 apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP.  Illustrated in the below table, the first three months of 2022 net income attributable to Ryerson of $163.6 million includes a loss on retirement of debt of $5.3 million. After adjusting for this non-core business transaction and the related income tax provision, the adjusted net income attributable to Ryerson for the first three months of 2022 is $167.5 million, an increase of $157.3 million compared to the year-ago adjusted net income attributable to Ryerson of $10.2 million which adjusted a gain of the sale of assets of $20.3 million and related income taxes.

(Dollars and shares in millions, except per share data)	First Quarter 2022	First Quarter 2021
Net income attributable to Ryerson Holding Corporation	$163.6	$25.3
Gain on sale of assets	—	(20.3)
Loss on retirement of debt	5.3	—
Provision (benefit) for income taxes on above items	(1.4)	5.2
Adjusted net income attributable to Ryerson Holding Corporation	$167.5	$10.2
Diluted earnings per share	$4.17	$0.66
Adjusted diluted earnings per share	4.27	0.26
Shares outstanding – diluted	39.2	38.6

Recent Developments

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2022, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of March 31, 2022.

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

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act (“Section 232”). These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. In October 2021, the US and European Union agreed to revise Section 232 tariffs applied to the import of European steel and aluminum, allowing for the duty-free import of European steel and aluminum into the US, subject to tariff rate quotas. Specifically, the tariff rate quota includes the duty-free import of 3.3 million metric tons of steel melted and poured in the European Union, 18 thousand metric tons of unwrought aluminum, and 366 thousand metric tons of semi-finished aluminum. The revision is to be applied on January 1, 2022.  Tariff rate quotas have since been implemented for Japan and the United Kingdom at 1.25 million metric tons and 0.5 million metric tons, respectively.  Effective dates for the revisions are April 1, 2022 for Japan and June 1, 2022 for the United Kingdom. While one might have expected tariff rate quotas to have a somewhat deflationary impact on domestic prices, global events, production backlogs, and supply chain issues have resulted in very little impact to Ryerson.

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

Results of Operations — Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,748.8	100.0%	$1,147.3	100.0%
Cost of materials sold	1,338.7	76.5	949.4	82.8
Gross profit	410.1	23.5	197.9	17.2
Warehousing, delivery, selling, general, and administrative expenses	175.3	10.1	171.8	15.0
Gain on sale of assets	—	—	(20.3)	(1.8)
Operating profit	234.8	13.4	46.4	4.0
Other (expenses) and income	(16.0)	(0.9)	(13.2)	(1.1)
Income before income taxes	218.8	12.5	33.2	2.9
Provision for income taxes	55.0	3.1	7.6	0.7
Net income	163.8	9.4	25.6	2.2
Less: Net income attributable to noncontrolling interest	0.2	—	0.3	—
Net income attributable to Ryerson Holding Corporation	$163.6	9.4%	$25.3	2.2%
Basic earnings per share	$4.26		$0.66
Diluted earnings per share	$4.17		$0.66

Net sales

The following charts show the Company’s percentage of sales by major product lines for the three months ended March 31, 2022 and 2021:

	March 31,		Dollar	Percentage
	2022	2021	change	change
	($ in millions)
Net sales	$1,748.8	$1,147.3	$601.5	52.4%

	March 31,		Tons	Percentage
	2022	2021	change	change
	(in thousands)
Tons sold	528	543	(15)	(2.8)%

	March 31,		Price	Percentage
	2022	2021	change	change
Average selling price per ton sold	$3,312	$2,113	$1,199	56.7%

Revenue for the three-month period ended March 31, 2022 increased from the same period a year ago due to higher average selling prices caused by higher commodity prices and supply constraints. Compared to the year ago period, average selling price increased for all of our product lines in the three-month period ended March 31, 2022 with the largest increases in our carbon flat, stainless flat, and carbon plate products. Tons sold decreased in the three-month period ended March 31, 2022, compared to the year ago period, with decreases in our aluminum plate and aluminum flat product lines partially offset by increases in our stainless plate and carbon plate product lines.

Cost of materials sold

	March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$1,338.7	76.5%	$949.4	82.8%	$389.3	41.0%

	March 31,		Cost	Percentage
	2022	2021	change	change
Average cost of materials sold per ton	$2,535	$1,749	$786	44.9%

The increase in cost of materials sold in the three-month period ended March 31, 2022 compared to the year ago period is primarily due to the increase in average cost of materials sold per ton partially offset by lower tons sold. The average cost of materials sold increased across all product lines with the largest increases in our carbon plate, carbon flat, and carbon long product lines during the three-month period ended March 31, 2022. During the first quarter of 2022, LIFO expense was $2.2 million compared to LIFO expense of $83.8 million in the first quarter of 2021.

Gross profit

	March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$410.1	23.5%	$197.9	17.2%	$212.2	107.2%

Gross profit increased in the three-month period ended March 31, 2022 compared to the year ago period as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin.

Operating expenses

	March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$175.3	10.1%	$171.8	15.0%	$3.5	2.0%
Gain on sale of assets	$—	—	$(20.3)	(1.8)%	$20.3	—

Warehousing, delivery, selling, general, and administrative expenses increased slightly to $175.3 million in the three-month period ended March 31, 2022 compared to $171.8 million in the year ago period primarily due to increased salaries and wages expense of $3.6 million, higher selling, general, and administrative expenses of $3.4 million primarily due to higher consulting fees and higher travel and entertainment expenses, higher facility costs of $3.4 million primarily due to higher rent expense after the leaseback of facilities sold in 2021 and higher operating supplies, and increased delivery expenses of $2.0 million primarily due to higher fuel prices. Partially offsetting the increase in expenses were decreases in incentive compensation of $6.9 million and lower benefit costs of $1.2 million.

The first quarter of 2021 included a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington, facility.

Operating profit

	March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$234.8	13.4%	$46.4	4.0%	$188.4	406.0%

Our operating profit increased in the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021, primarily due to the increase in average selling prices discussed above.

Other expenses

	March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(10.3)	(0.6)%	$(13.5)	(1.2)%	$(3.2)	(23.7)%
Other income and (expense), net	$(5.7)	(0.3)%	$0.3	0.1%	$(6.0)	2000.0%

Interest and other expense on debt decreased in the three-month period ended March 31, 2022 compared to the year ago period primarily due to the redemption and repurchase of $213.1 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) since March 31, 2021. In July 2021, $150.0 million of the 2028 Notes were redeemed and $63.1 million were repurchased and retired in the first three months of 2022. In addition, interest and other expense on debt was lower in the three-month period ended March 31, 2022 due to a lower level of borrowings outstanding under our $1.0 billion revolving credit facility (“the Ryerson Credit Facility”) compared to the year ago period.

The other income and (expense), net in the first quarter of 2022 includes a $5.3 million loss on the repurchase of $63.1 million principal amount of the 2028 Notes. In addition, the other income in the first quarter of 2022 includes a $0.2 million loss resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes. The other income and (expense), net in the first quarter of 2021 includes a gain of $0.3 million resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes.

Provision for income taxes. In the first quarter of 2022, the Company recorded income tax expense of $55.0 million compared to $7.6 million in the first quarter of 2021. The income tax recorded in all periods primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

Earnings per share. Basic and diluted earnings per share was $4.26 and $4.17, respectively, in the first quarter of 2022. Basic and diluted earnings per share was $0.66 in the first quarter of 2021. The changes in earnings per share are due to the results of operations discussed above.

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

We had cash and cash equivalents of $44.7 million at March 31, 2022, compared to $51.2 million at December 31, 2021. Our total debt outstanding at March 31, 2022 decreased to $551 million compared to $639 million at December 31, 2021 due to income from operations in the first three months of 2022. We had a debt-to-capitalization ratio of 44% and 54% at March 31, 2022 and at December 31, 2021, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $760 million at March 31, 2022 versus $741 million at December 31, 2021. Our net debt (defined as total debt less cash and cash equivalents) was $507 million and $588 million at March 31, 2022 and December 31, 2021, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$45	$51
Availability under Ryerson Credit Facility and foreign debt facilities	715	690
Total liquidity	$760	$741

Below is a reconciliation of total debt to net debt:

	March 31, 2022	December 31, 2021
	(In millions)
Total debt	$551.3	$639.3
Less: cash and cash equivalents	(44.7)	(51.2)
Net debt	$506.6	$588.1

Of the total cash and cash equivalents, as of March 31, 2022, $11.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income	$163.8	$25.6
Gain on sale of assets	—	(20.3)
Loss on retirement of debt	5.3	—
Non-cash (gain) loss from derivatives	(10.3)	9.1
Change in operating assets and liabilities:
Receivables	(157.1)	(165.2)
Inventories	(5.9)	(12.3)
Accounts payable	87.4	118.5
All other operating cash flows	(0.7)	(2.7)
Net cash provided by (used in) operating activities	82.5	(47.3)
Acquisitions, net of cash acquired	(3.0)	—
Capital expenditures	(18.8)	(6.5)
Proceeds from sale of property, plant, and equipment	1.0	29.0
All other investing cash flows	—	(0.5)
Net cash provided by (used in) investing activities	(20.8)	22.0
Repayment of debt	(68.8)	(0.4)
Net proceeds (repayments) of short-term borrowings	(26.1)	1.2
Net increase in book overdrafts	33.6	9.4
Dividends paid to shareholders	(3.8)	—
Share repurchases	(0.5)	—
All other financing cash flows	(2.5)	(2.6)
Net cash provided by (used in) financing activities	(68.1)	7.6
Effect of exchange rates on cash and cash equivalents	(0.2)	(0.4)
Net decrease in cash and cash equivalents	$(6.6)	$(18.1)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first three months of 2021, working capital requirements increased as average selling prices increased due to supply constraints as mills were slow to come back online after COVID-19 shutdowns in 2020. Similarly in the first three months of 2022, average selling prices continued to increase due to supply constraints and the war between Russia and Ukraine. The first three months of 2022, however, resulted in cash generated from operations, as opposed to a use of cash in the same period of 2021, due to average selling prices being 57% higher, resulting in significantly higher operating profits offsetting a build in working capital.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased year-over-year to $18.8 million for the first three months of 2022 compared to $6.5 million in the first three months of 2021 as the capital expenditure budget for 2022 was increased to partially utilize the proceeds from two of the 2021 sale-leaseback transactions to modernize operations and to invest in two new facilities in 2022. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $29.0 million during the first three months of 2021. The Company paid $3.0 million in the first quarter of 2022 to acquire Apogee Steel Fabrication Incorporated (“Apogee”). See Note 6: Acquisitions within Part I, Item I of this report, for further discussion of the Apogee acquisition.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first three months of 2022, we repurchased and retired $63.1 million of our 2028 Notes and reduced credit facility borrowings using cash generated from operations. Book overdrafts fluctuate based on the timing of payments. The company started paying quarterly cash dividends in the third quarter of 2021 and $3.8 million was paid to shareholders in the first quarter of 2022.

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

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $19 million as of March 31, 2022. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $551.3 million at March 31, 2022 from $639.3 million at December 31, 2021, mainly due to cash generated from operating activities in the first three months of 2022.

Total debt outstanding as of March 31, 2022 consisted of the following amounts: $294.0 million borrowings under the Ryerson Credit Facility, $236.9 million under the 2028 Notes, $22.9 million of foreign debt, and $5.6 million of other debt, less $8.1 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2021, pension liabilities exceeded plan assets by $95.8 million. Through the three months ended March 31, 2022, we have made $3.5 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $2.3 million in the remaining nine months of 2022 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $559 million in principal payments to satisfy its debt obligations, consisting of $23 million of foreign debt coming due within a year, $5 million of other debt coming due through 2024, $294 million for the Ryerson Credit Facility coming due in 2025, and $237 million for the 2028 Notes due in 2028. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long Term Debt for further information.

The Company expects to pay approximately $28 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $125 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument, including the effect of the interest rate swaps.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2036, and finance leases expiring at various times through 2028. The total amount of future lease payments is estimated to be $272 million, with $43 million over the next 12 months.  Including leases signed but not yet commenced as of March 31, 2022, total future lease payments is estimated to be $465 million.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of March 31, 2022, we had outstanding purchase obligations of approximately $49.9 million expiring within a year.

Income Taxes

We maintain a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, and consistent with its past determinations, we determine that these deferred tax assets are more likely than not realizable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $571.3 million at March 31, 2022 and $666.8 million at December 31, 2021 as compared with the carrying value of $551.3 million and $639.3 million at March 31, 2022 and December 31, 2021, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2022, we have two receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swaps as of March 31, 2022 was a net liability of $0.3 million. The Company recognized a gain of $1.2 million related to mark-to-market changes and interest expense of $0.6 million in current earnings for the three months ended March 31, 2022. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the three months ended March 31, 2022 into earnings was a loss of $0.7 million.

After considering the effects of our interest rate swaps, 72% of our debt was at fixed interest rates as of March 31, 2022. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first three months of 2022 by approximately $0.4 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.5 million outstanding at March 31, 2022 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2022, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2022 would increase or decrease the fair value of the foreign currency contracts by $0.3 million or $0.4 million, respectively.

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

As of March 31, 2022, we had 152,076 tons of hot roll coil swap contracts with a net liability value of $8.2 million, 15,396 tons of aluminum swap contracts with a net liability value of $2.8 million, 534 tons of nickel swap contracts with a net liability value of $1.7 million, and 700,000 gallons of diesel fuel contracts with a net asset value of $0.7 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2022, the Company recognized a loss of $1.9 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2022 would increase or decrease the fair value of commodity derivative contracts by $3.6 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2022.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings as of March 31, 2022, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

Except for the risk factor below, there have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The non-guarantor subsidiaries represented, respectively, 8.3% and 8.1% of our net sales and EBITDA for the three months ended March 31, 2022. In addition, these non-guarantor subsidiaries represented respectively, 11.8% and 7.6% of our assets and liabilities, as of March 31, 2022.

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

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects.

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•

any developments with respect to our pursuit of strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, or licensing and other transactions;

•	changes in regulatory or industry standards applicable to our products;
•	variations in our financial and operating results or those of companies that are perceived to be similar to us;
•	developments concerning our collaborations or partners;
•	developments or disputes with any third parties that supply, manufacture, sell, or market any of our products;
•	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry, and market conditions; and

•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism, and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados, or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers, or result in political or economic instability.

Since the stock price of our common stock has fluctuated in the past, has been recently volatile, and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the first quarter of 2022 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
January 1, 2022 - January 31, 2022	—	$—	—	$48.2
February 1, 2022 - February 28, 2022	—	—	—	48.2
March 1, 2022 - March 31, 2022	20,510	25.27	20,510	47.7
	20,510		20,510

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

Date: May 4, 2022