Form 10-Q
period 2022-06-30
Ryerson Holding Corp
filed 2022-08-03
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, there were 37,055,473 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$1,743.5	$1,419.0	$3,492.3	$2,566.3
Cost of materials sold	1,277.6	1,162.0	2,616.3	2,111.4
Gross profit	465.9	257.0	876.0	454.9
Warehousing, delivery, selling, general, and administrative	182.9	178.3	358.2	350.1
Gain on sale of assets	(3.8)	(87.4)	(3.8)	(107.7)
Operating profit	286.8	166.1	521.6	212.5
Other income and (expense), net	(15.3)	(0.7)	(21.0)	(0.4)
Interest and other expense on debt	(8.3)	(13.6)	(18.6)	(27.1)
Income before income taxes	263.2	151.8	482.0	185.0
Provision for income taxes	66.8	38.5	121.8	46.1
Net income	196.4	113.3	360.2	138.9
Less: Net income attributable to noncontrolling interest	—	0.4	0.2	0.7
Net income attributable to Ryerson Holding Corporation	$196.4	$112.9	$360.0	$138.2
Comprehensive income	$194.8	$117.3	$361.5	$145.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.1)	0.5	0.1	0.7
Comprehensive income attributable to Ryerson Holding Corporation	$194.9	$116.8	$361.4	$144.6
Basic earnings per share	$5.20	$2.94	$9.45	$3.61
Diluted earnings per share	$5.10	$2.91	$9.26	$3.57

Dividends declared per share	$0.125	$—	$0.225	$—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$360.2	$138.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28.0	26.7
Stock-based compensation	3.9	3.1
Deferred income taxes	(5.4)	29.1
Provision for allowances, claims, and doubtful accounts	1.6	2.3
Gain on sale of assets	(3.8)	(107.7)
Pension settlement charge	0.1	0.4
Loss on retirement of debt	19.8	—
Non-cash (gain) loss from derivatives	(15.4)	40.4
Other items	(1.0)	(0.1)
Change in operating assets and liabilities:
Receivables	(126.9)	(275.9)
Inventories	(179.9)	(109.1)
Other assets and liabilities	(3.4)	(21.0)
Accounts payable	118.3	200.0
Accrued liabilities	(22.7)	30.1
Accrued taxes payable/receivable	0.2	13.0
Deferred employee benefit costs	(5.6)	(21.3)
Net adjustments	(192.2)	(190.0)
Net cash provided by (used in) operating activities	168.0	(51.1)
Investing activities:
Acquisitions, net of cash acquired	(5.8)	—
Investment in unconsolidated subsidiary	(2.0)	—
Capital expenditures	(42.8)	(13.3)
Proceeds from sale of property, plant, and equipment	7.2	165.9
Other items	—	(0.5)
Net cash provided by (used in) investing activities	(43.4)	152.1
Financing activities:
Repayment of debt	(268.6)	(0.9)
Net proceeds (repayments) of short-term borrowings	142.8	(139.6)
Credit facility issuance costs	(2.7)	—
Net increase in book overdrafts	57.0	21.6
Principal payments on finance lease obligations	(5.2)	(5.1)
Dividends paid to shareholders	(8.5)	—
Share repurchases	(48.2)	—
Tax withholdings on stock-based compensation awards	(2.7)	—
Net cash used in financing activities	(136.1)	(124.0)
Net decrease in cash, cash equivalents, and restricted cash	(11.5)	(23.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.7	(0.3)
Net change in cash, cash equivalents, and restricted cash	(9.8)	(23.3)
Cash, cash equivalents, and restricted cash—beginning of period	52.4	62.5
Cash, cash equivalents, and restricted cash—end of period	$42.6	$39.2
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$24.7	$26.2
Income taxes, net	128.3	5.0
Noncash investing activities:
Asset additions under operating leases	3.6	103.9
Asset additions under finance leases and sale-leasebacks	2.0	10.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.4	$51.2
Restricted cash	1.2	1.2
Receivables less provisions of $3.0 at June 30, 2022 and $2.2 at December 31, 2021	756.5	630.8
Inventories	1,012.3	832.1
Prepaid expenses and other current assets	86.8	77.7
Total current assets	1,898.2	1,593.0
Property, plant, and equipment, at cost	828.7	792.8
Less: Accumulated depreciation	421.7	404.5
Property, plant, and equipment, net	407.0	388.3
Operating lease assets	203.9	211.1
Other intangible assets	39.5	42.2
Goodwill	124.5	124.1
Deferred charges and other assets	9.8	6.9
Total assets	$2,682.9	$2,365.6
Liabilities
Current liabilities:
Accounts payable	$656.3	$481.2
Salaries, wages, and commissions	57.8	76.6
Other accrued liabilities	116.4	133.4
Short-term debt	19.2	28.8
Current portion of operating lease liabilities	26.0	24.9
Current portion of deferred employee benefits	6.1	6.1
Total current liabilities	881.8	751.0
Long-term debt	514.3	610.5
Deferred employee benefits	156.3	163.3
Noncurrent operating lease liabilities	174.4	184.8
Deferred income taxes	89.3	94.1
Other noncurrent liabilities	16.3	17.3
Total liabilities	1,832.4	1,821.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,058,893 and 38,687,094 shares issued at June 30, 2022 and December 31, 2021, respectively	0.4	0.4
Capital in excess of par value	392.5	388.6
Retained earnings	673.1	321.7
Treasury stock at cost – Common stock of 2,003,420 and 292,932 shares at June 30, 2022 and December 31, 2021, respectively	(59.3)	(8.4)
Accumulated other comprehensive loss	(163.7)	(165.1)
Total Ryerson Holding Corporation stockholders’ equity	843.0	537.2
Noncontrolling interest	7.5	7.4
Total equity	850.5	544.6
Total liabilities and equity	$2,682.9	$2,365.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 15,924,478 shares of our common stock, which is approximately 43% of our outstanding common stock. On May 13, 2022, Platinum sold 3,500,000 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,613,022 shares of common stock. See Note 13: Stockholders Equity for further information.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of June 30, 2022 and for the three-month and six-month periods ended June 30, 2022 and 2021 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$41.4	$51.2
Restricted cash	1.2	1.2
Total cash, cash equivalents, and restricted cash	$42.6	$52.4

We have cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

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

The change in the LIFO calculation method impacts all profit-based metrics as well as inventories for interim periods. Our annual LIFO calculation will be consistent with prior years and as such, year-end amounts will not be impacted. We believe this change is preferable as it results in a better estimate of LIFO for the full year, creates less volatility in earnings on an interim basis, and makes our results more comparable to our peers. LIFO income was $71.6 million for the six months ended June 30, 2022 compared to LIFO expense of $188.6 million during the six months ended June 30, 2021. LIFO income for the six months ended June 30, 2022 as compared to the LIFO expense in the six months ended June 30, 2021 is a result of decreasing forecasted prices for December 2022 as compared to significantly increasing prices in 2021.

Inventories, at stated LIFO value, were classified at June 30, 2022 and December 31, 2021 as follows:

	June 30,	December 31,
	2022	2021
	(In millions)
In process and finished products	$1,012.3	$832.1

If current cost had been used to value inventories, such inventories would have been $232 million and $303 million higher than reported at June 30, 2022 and December 31, 2021, respectively. Approximately 90% and 88% of inventories are accounted for under the LIFO method at June 30, 2022 and December 31, 2021, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.3 million and $8.8 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

During the first six months of 2021, the Company completed several asset sales, the proceeds of which were, in part, utilized to redeem a portion of the 8.50% senior secured notes due 2028 (the “2028 Notes”), and also in a continued effort to optimize our facility footprint. Each of these asset sales included leasebacks for varying periods of time, ranging from 21 months to 15 years, and therefore the Company recorded right of use assets of $95.1 million and lease liabilities of $86.4 million. As a result of these transactions, $65.4 million of land and building assets, net of accumulated depreciation, were sold for net cash proceeds of $163.2 million, resulting in a total gain of $107.7 million.

The Company also had normal course asset sale activity during the first six months of 2022 and 2021 which generated additional cash proceeds of $7.2 million and $2.7 million, respectively.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $124.5 million and $124.1 million at June 30, 2022 and December 31, 2021, respectively. We recognized $0.4 million of additional goodwill during the first six months of 2022. See Note 7: Acquisitions for further information. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2021, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $0.8 million of intangible assets during the first six months of 2022. See Note 7: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

On May 9, 2022, JT Ryerson paid $2.0 million to acquire a 30% interest in FreeFORM Manufacturing, LLC (“FreeFORM”), an additive manufacturing and engineering company specializing in metal additive manufacturing including metal binder jet 3D printing and metal injection molding. Founded in 2020, FreeFORM serves manufacturers in a multitude of industries and strategically aligns with Ryerson's current and future customer base. This investment is accounted for using the equity method of accounting in accordance with Accounting Standards ASC 323, "Investments - Equity Method and Joint Ventures". The investment is not material to our consolidated financial statements.

On May 31, 2022, JT Ryerson paid $2.9 million to acquire Ford Tool Steels, Inc. (“FTS”), a tool steel processor located in St. Louis, Missouri. FTS serves customers across the Midwest United States with tool steel and alloys, as well as cut-to-length sawing, plate sawing, and grinding and milling services. The acquisition is not material to our consolidated financial statements.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In millions)
Ryerson Credit Facility	$468.5	$316.0
8.50% Senior Secured Notes due 2028	50.0	300.0
Foreign debt	17.3	27.0
Other debt	5.2	6.0
Unamortized debt issuance costs and discounts	(7.5)	(9.7)
Total debt	533.5	639.3
Less: Short-term foreign debt	17.3	27.0
Less: Other short-term debt	1.9	1.8
Total long-term debt	$514.3	$610.5

Ryerson Credit Facility

On June 29, 2022 Ryerson entered into a fifth amendment of its revolving credit facility to among other things, increase the facility size from $1.0 billion to $1.3 billion and to extend the maturity date from November 5, 2025 to June 29, 2027 (as amended, the “Ryerson Credit Facility” or “Credit Facility”). This fifth amendment maintains the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after June 29, 2022.

At June 30, 2022, Ryerson had $468.5 million of outstanding borrowings, $15 million of letters of credit issued, and $817 million available under the Ryerson Credit Facility compared to $316.0 million of outstanding borrowings, $14 million of letters of credit issued, and $670 million available at December 31, 2021. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (B) a Term SOFR rate or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and the Term SOFR rate plus 1.00%), (B) a Term SOFR rate (for loans denominated in Dollars), or (C) the Canadian Dollar Offered Rate (“CDOR”) (for loans denominated in Canadian Dollars). The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR and CDOR rates is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread with respect to the FILO Facility, if any, will be determined at the time the commitments under the Ryerson Credit Facility are converted into such FILO Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full.

We attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.539% through November 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including the interest rate swaps was 4.2% and 2.5% at June 30, 2022 and December 31, 2021, respectively.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The 2028 Notes bear interest at a rate of 8.50% per annum. The 2028 Notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future domestic subsidiaries that are co-borrowers or that have guarantee obligations under the Ryerson Credit Facility.

The 2028 Notes and the related guarantees are secured by a first-priority security interest in substantially all of JT Ryerson’s and each guarantor’s present and future assets located in the U.S. (other than receivables, inventory, cash deposit accounts and certain other assets, and proceeds thereof, which are secured pursuant to a second-priority security interest), subject to certain exceptions and customary permitted liens. The 2028 Notes contain various redemption options at certain redemption prices. All redemption amounts also include accrued and unpaid interest, if any, to, but not including, the redemption date.

The Company completed partial redemptions of $200 million utilizing redemption options available on the 2028 Notes between the fourth quarter of 2020 and the fourth quarter 2021, resulting in an outstanding balance of $300 million as of December 31, 2021. During the first six months of 2022, a principal amount of $250.0 million of the 2028 Notes were repurchased for $267.7 million and retired. The second quarter 2022 repurchases included a completed tender offer in which $132.2 million of the 2028 Notes were tendered for $140.8 million. Including $2.1 million of debt issuance costs written off as part of the transaction, the total loss related to the tender offer was $10.7 million. The total 2022 repurchases resulted in the recognition of a $19.8 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Additional debt issuance costs of $1.9 million related to non-tender repurchases were written off and recognized within interest expense. As a result, $50.0 million in aggregate principal amount of the 2028 Notes remain outstanding at June 30, 2022. See Note 18: Subsequent Events, for discussion of redemptions completed during third quarter 2022.

The Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2021, was $0.2 million which was recorded within other current assets in the Condensed Consolidated Balance Sheet. As of June 30, 2022, the fair value was determined to be zero with the change of $0.2 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 10: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

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

Foreign Debt

At June 30, 2022, Ryerson China’s foreign borrowings were $17.3 million, which were owed to banks in Asia at a weighted average interest rate of 3.5% per annum and secured by inventory and property, plant, and equipment. At December 31, 2021, Ryerson China’s foreign borrowings were $27.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $36 million and $20 million at June 30, 2022 and December 31, 2021, respectively. Letters of credit issued by our foreign subsidiaries were $3 million and $6 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 9: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.7	$0.9	$0.1	$0.1
Interest cost	2.4	2.9	0.3	0.3
Expected return on assets	(3.3)	(5.9)	—	—
Settlement charge	—	0.2	—	—
Recognized actuarial (gain) loss	2.0	3.9	(1.4)	(1.5)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Net periodic benefit cost (credit)	$1.8	$2.0	$(1.1)	$(1.2)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.4	$1.8	$0.2	$0.2
Interest cost	4.9	5.9	0.6	0.6
Expected return on assets	(6.7)	(11.8)	—	—
Settlement charge	0.1	0.4	—	—
Recognized actuarial (gain) loss	4.0	7.8	(2.9)	(3.0)
Amortization of prior service credit	—	—	(0.1)	(0.2)
Net periodic benefit cost (credit)	$3.7	$4.1	$(2.2)	$(2.4)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $4.6 million to the pension plan funds through the six months ended June 30, 2022, and anticipates that it will have a minimum required pension contribution funding of approximately $2.0 million for the remaining six months of 2022. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of June 30, 2022, is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

We currently have one receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. Upon entering into the swap, the interest rate reset date and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swap and terminated its hedge accounting treatment. Prior to de-designation, the Company marked this interest rate swap to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The unrealized loss as of the de-designation date remains in accumulated other comprehensive income and is being amortized into earnings as the forecasted interest payments affect earnings. The fair value of the interest rate swap as of June 30, 2022 was a net asset of $0.3 million.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$19.3	$13.0	Other accrued liabilities	$26.9	$35.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	0.8	—	Other accrued liabilities	—	—
2028 Notes embedded derivative	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—	—
Interest rate swaps	Prepaid expenses and other current assets	0.3	—	Other accrued liabilities	—	1.4
Total derivatives		$20.4	$13.2		$26.9	$36.5

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2022 and December 31, 2021:

	Notional Amount
Derivative Instruments	At June 30, 2022	At December 31, 2021	Unit of Measurement
Hot roll coil swap contracts	123,158	176,859	Tons
Aluminum swap contracts	9,354	20,949	Tons
Nickel swap contracts	550	857	Tons
Diesel fuel swap contracts	490,000	840,000	Gallons
Foreign currency exchange contracts	3.0 million	4.5 million	U.S. dollars
Interest rate swap contracts	100 million	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
under ASC 815	on Derivatives	2022	2021	2022	2021

Metal commodity contracts	Cost of materials sold	$4.0	$(29.4)	$1.4	$(40.1)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	0.5	—	1.2	—
2028 Notes embedded derivative	Other income and (expense), net	—	(1.3)	(0.2)	(1.0)
Foreign exchange contracts	Other income and (expense), net	—	0.1	—	0.2
Interest rate swaps	Interest and other expense on debt	0.2	—	0.8	—
Total		$4.7	$(30.6)	$3.2	$(40.9)
		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$(0.7)	$(0.6)	$(1.4)	$(1.1)

As of June 30, 2022, the portion of the interest rate swap fair value that would be reclassified into earnings during the next 12 months as interest expense is approximately $0.5 million.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2022:

	At June 30, 2022
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$19.3	$—
Diesel fuel commodity contracts	—	0.8	—
Interest rate swaps	—	0.3	—
Total derivatives	$—	$20.4	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$26.9	$—
Total derivatives	$—	$26.9	$—

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

The fair value of each commodity, diesel fuel, and interest rate swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

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

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2022	$0.2
Unrealized loss recorded in other income and (expense), net	(0.2)
Balance at June 30, 2022	$—

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(1.0)
Balance at June 30, 2021	$1.3

The carrying and estimated fair values of our financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	At June 30, 2022		At December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$41.4	$41.4	$51.2	$51.2
Restricted cash	1.2	1.2	1.2	1.2
Receivables less provisions	756.5	756.5	630.8	630.8
Accounts payable	656.3	656.3	481.2	481.2
Long-term debt, including current portion	533.5	535.0	639.3	666.8

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

Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends while grants are outstanding. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the underlying RSUs. All rights under RSUs and PSUs are generally forfeited upon employee termination.

Stock based compensation expense related to stock options, RSUs, and PSUs was $3.9 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, 1,000 and zero stock options were exercised, respectively.

A summary of the status of our unvested RSUs and PSUs as of June 30, 2022 and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Unit
	(In thousands)
Restricted Stock Units
Unvested at January 1, 2022	317	$12.00
Granted	195	34.72
Vested	(155)	10.56
Forfeited	(1)	20.36
Unvested at June 30, 2022	356	$25.02

Performance Stock Units
Unvested at January 1, 2022	684	$10.62
Granted	277	35.02
Vested	(215)	8.56
Forfeited	(3)	15.94
Unvested at June 30, 2022	743	$20.29
Shares reserved for future grants	959

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

In the six months ended June 30, 2022 and 2021, we made payments of $2.7 million and zero, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. Withholding related to this remittance is reflected in the

Stock-based compensation expense, net caption of our consolidated statements of stockholder’s equity.

NOTE 13: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

On May 13, 2022, Platinum closed on an underwritten secondary offering of 3,500,000 shares of its common stock. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,613,022 shares of common stock for $47.7 million. Ryerson did not offer any shares of its common stock in the transaction and did not receive any of the proceeds from the sale of the shares offered by Platinum. The Company funded the share repurchase with cash on hand. Following the closing of these transactions, Platinum's ownership of our common stock decreased from approximately 54% to approximately 43% and Ryerson Holding is no longer a “controlled company” within the meaning of the corporate governance standards of The New York Stock Exchange.

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and six month periods ended June 30, 2022:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	163.6	—	—	—	0.2	163.8
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	—	1.5
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.7	—	—	0.7
Share repurchases	—	—	(20)	(0.5)	—	—	—	—	—	—	(0.5)
Stock-based compensation expense, net	371	—	(77)	(2.7)	1.3	—	—	—	—	—	(1.4)
Cash dividends and dividend equivalents	—	—	—	—	—	(3.9)	—	—	—	—	(3.9)
Interest rate swap, net of tax of zero	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2022	39,058	$0.4	(390)	$(11.6)	$389.9	$481.4	$(47.6)	$(113.8)	$(0.8)	$7.6	$705.5
Net income	—	—	—	—	—	196.4	—	—	—	—	196.4
Foreign currency translation	—	—	—	—	—	—	(2.2)	—	—	(0.1)	(2.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	0.2	—	—	0.2
Share repurchases	—	—	(1,613)	(47.7)	—	—	—	—	—	—	(47.7)
Stock-based compensation expense, net	1	—	—	—	2.6	—	—	—	—	—	2.6
Cash dividends and dividend equivalents	—	—	—	—	—	(4.7)	—	—	—	—	(4.7)
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2022	39,059	$0.4	(2,003)	$(59.3)	$392.5	$673.1	$(49.8)	$(113.6)	$(0.3)	$7.5	$850.5

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three and six month periods ended June 30, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	(213)	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7
Net income	—	—	—	—	—	112.9	—	—	—	0.4	113.3
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	0.1	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	357	—	—	—	1.5	—	—	—	—	—	1.5
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at June 30, 2021	38,687	$0.4	(213)	$(6.6)	$386.2	$172.0	$(45.4)	$(217.8)	$(2.3)	$7.0	$293.5

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2022:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2022	$(49.1)	$(114.5)	$(1.5)
Other comprehensive loss before reclassifications	(0.7)	—	—
Amounts reclassified from accumulated other comprehensive income into net income	—	0.9	1.2
Net current-period other comprehensive income (loss)	(0.7)	0.9	1.2
Balance at June 30, 2022	$(49.8)	$(113.6)	$(0.3)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2022:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2022		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.7	$1.2	Other income and (expense), net
Pension settlement	—	0.1	Other income and (expense), net
Prior service credits	(0.1)	(0.1)	Other income and (expense), net
Total before tax	0.6	1.2
Tax benefit	(0.4)	(0.3)
Net of tax	$0.2	$0.9
Interest rate swap
Realized swap interest	$0.7	$1.4	Interest and other expense on debt
Tax benefit	(0.2)	(0.2)
Net of tax	$0.5	$1.2

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed
Details about Accumulated Other	June 30, 2021		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.5	$4.9	Other income and (expense), net
Pension settlement	0.2	0.4	Other income and (expense), net
Prior service credits	(0.1)	(0.2)	Other income and (expense), net
Total before tax	2.6	5.1
Tax benefit	(0.6)	(1.1)
Net of tax	$2.0	$4.0
Interest rate swap
Realized swap interest	$0.6	$1.1	Interest and other expense on debt
Tax benefit	(0.2)	(0.3)
Net of tax	$0.4	$0.8

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2022	2021	2022	2021
Carbon Steel Flat	29%	31%	30%	30%
Carbon Steel Plate	10	10	10	10
Carbon Steel Long	13	13	13	13
Stainless Steel Flat	18	17	18	17
Stainless Steel Plate	4	5	5	5
Stainless Steel Long	5	4	5	4
Aluminum Flat	13	13	12	13
Aluminum Plate	2	2	2	2
Aluminum Long	4	4	4	4
Other	2	1	1	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	(In millions)
United States	1,589.9	$1,276.8	$3,193.2	$2,302.5
Foreign countries	153.6	142.2	$299.1	263.8
Total	$1,743.5	$1,419.0	$3,492.3	$2,566.3

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2022	2021	2022	2021
Revenue on products with an alternative use	90%	90%	90%	90%
Revenue on products with no alternative use	10	10	10	10
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $759.5 million and $633.0 million as of June 30, 2022 and December 31, 2021, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2022	$21.3	$15.1
Contract liability satisfied during the period	—	(11.9)
Contract liability incurred during the period	—	15.3
Net change in contract assets and liabilities for products with no alternative use during the period	(4.5)	—
Changes to reserves	0.5	1.0
Ending Balance at June 30, 2022	$17.3	$19.5

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of June 30, 2022:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2022	$2.2
Current period provision	0.7
Write-offs charged against allowance	(0.3)
Recoveries	0.3
Translation	0.1
Balance at June 30, 2022	$3.0

NOTE 16: INCOME TAXES

For the three months ended June 30, 2022, the Company recorded income tax expense of $66.8 million compared to $38.5 million in the prior year. The income tax expense for the three months ended June 30, 2022 and 2021 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. For the six months ended June 30, 2022, the Company recorded income tax expense of $121.8 million compared to $46.1 million in the prior year. The income tax expense for the six months ended June 30, 2022 and 2021 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The increase in the income tax provision in the first six months of 2022 compared to the first six months of 2021 is primarily a result of the increase in actual and forecasted earnings between the two periods as conditions have improved year-over-year.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $5.0 million at both June 30, 2022 and December 31, 2021.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first six months of 2022, therefore, the balance of $0.8 million at December 31, 2021 remains unchanged.

NOTE 17: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 199,045 and 99,522 for the three and six-month periods ended June 30, 2022, respectively, and 81,877 and 40,939 for the three and six-month periods ended June 30, 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2022	2021	2022	2021
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$196.4	$112.9	$360.0	$138.2
Denominator:
Weighted average shares outstanding	37,799	38,459	38,093	38,289
Dilutive effect of stock-based awards	725	271	779	397
Weighted average shares outstanding adjusted for dilutive securities	38,524	38,730	38,872	38,686

Earnings per share
Basic	$5.20	$2.94	$9.45	$3.61
Diluted	$5.10	$2.91	$9.26	$3.57

NOTE 18: SUBSEQUENT EVENTS

Bond Repurchase. On July 23, 2022, the Company redeemed $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, which was at a redemption price of 103.0% of the principal amount, resulting in the recognition of a $1.5 million loss within other income and (expense), net in the third quarter Condensed Consolidated Statement of Comprehensive Income. The Company funded the transaction with cash on hand. As a result of this redemption, no 2028 Notes remain outstanding. The Company will write-off the remaining balance of the 2028 Notes issuance costs and will record a charge of $0.7 million within other interest and other expense on debt in the third quarter Condensed Consolidated Statement of Comprehensive Income.

Share Repurchase Authorization. On August 3, 2022, the Board of Directors approved a $75.0 million share repurchase authorization after the exhaustion of the previous share repurchase authorization during the second quarter of 2022. Under the authorization, which is effective through August 3, 2024, management has discretion in determining the conditions under which shares may be purchased from time to time.

Dividends. On August 3, 2022 , the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share of common stock, payable on September 15, 2022 to stockholders of record as of September 1, 2022. Future quarterly dividends, if any, will be subject to Board approval.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first half of 2022, Ryerson experienced stronger pricing compared to the first half of 2021, with average selling prices 42.6% higher, reflective of the strong commodity pricing environment caused by global demand outpacing supply availability, trade disruption due to the Russian war on Ukraine, and customers building inventory in preparation for continued supply chain issues. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed slowing growth in the second quarter of 2022. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported sequential declines in April, May, and June. Additionally, U.S. Industrial Production decreased year-over year for the month of June, signifying slowing conditions.

According to the Metal Service Center Institute, North American service center volumes declined by 4.4% in the first half of 2022 compared to the first half of 2021. On a North American basis, Ryerson performed better than the industry with volumes declining 2.7% over the same period. However, on a quarterly sequential basis, industry volume growth of 0.3% was greater than Ryerson’s volume decrease of 0.7%. On a quarterly sequential basis, Ryerson end-market demand decreased in the HVAC and food processing and agricultural equipment sectors, but was partially offset by demand growth in the oil & gas, metal fabrication and machine shops, as well as commercial ground transportation sectors.

First Six Months 2022 vs. First Six Months 2021 performance highlights

$3.5B	25.1%		$360M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
36% increase		740 bps increase	$222M increase
$9.26	$9.56		$168M
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$5.69 increase		$8.06 increase	$219M increase
*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $3.5 billion in the first six months of 2022, an increase of 36.1% compared to $2.6 billion for the first six months of 2021, with average selling prices 42.6% higher and tons shipped 4.5% lower. In the first six months of 2022, gross margin expanded to 25.1% compared to 17.7% for the first six months of 2021. Included in the first six months of 2022 cost of materials sold was LIFO income of $71.6 million, compared to LIFO expense of $188.6 million in the first six months of 2021. Net income attributable to Ryerson Holding Corporation was $360.0 million, or earnings of $9.26 per diluted share, in the first six months of 2022 compared to net income attributable to Ryerson Holding Corporation of $138.2 million, or income of $3.57 per diluted share, for the first six months of 2021.

To provide greater insight into the Company’s operating trends for the first six months of 2022 apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP. Illustrated in the below table, the first six months of 2022 net income attributable to Ryerson of $360.0 million includes a loss on retirement of debt of $19.8 million and a gain on sale of assets of $3.8 million. After adjusting for these non-core business transactions and the related income tax provision, the adjusted net income attributable to Ryerson for the first six months of 2022 is $371.9 million, an increase of $313.8 million compared to the year-ago adjusted net income attributable to Ryerson of $58.1 million which adjusted a gain on the sale of assets of $107.7 million and related income taxes.

(Dollars and shares in millions, except per share data)	First Half 2022	First Half 2021
Net income attributable to Ryerson Holding Corporation	$360.0	$138.2
Gain on sale of assets	(3.8)	(107.7)
Loss on retirement of debt	19.8	—
Provision (benefit) for income taxes on above items	(4.1)	27.6
Adjusted net income attributable to Ryerson Holding Corporation	$371.9	$58.1
Diluted earnings per share	$9.26	$3.57
Adjusted diluted earnings per share	$9.56	$1.50
Shares outstanding – diluted	38.9	38.7

Recent Developments

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2022, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of June 30, 2022.

On August 10, 2021, the Senate passed the Infrastructure Investment and Jobs Act, a $1.2 trillion bill which features $550 billion in new federal spending over 5 years. Included in this spending is investment in roads, bridges, and major projects, passenger and freight rail, electrical grid improvements, expansion of broadband access, transit systems, infrastructure for electric vehicles, and improvements to water systems. This bill was signed into law on November 15, 2021. The Company believes that the additional government spending on infrastructure projects under the Infrastructure Investment and Jobs Act may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we anticipate that the Infrastructure Investment and Jobs Act will be beneficial to the Company, but ultimately the impact on the Company’s operations is unclear.

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

Results of Operations — Comparison of Three and Six Months Ended June 30, 2022 to Three and Six Months Ended June 30, 2021

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2022 and 2021 (certain percentages may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,743.5	100.0%	$1,419.0	100.0%	$3,492.3	100.0%	$2,566.3	100.0%
Cost of materials sold	1,277.6	73.3	1,162.0	81.9	2,616.3	74.9	2,111.4	82.3
Gross profit	465.9	26.7	257.0	18.1	876.0	25.1	454.9	17.7
Warehousing, delivery, selling, general, and administrative expenses	182.9	10.5	178.3	12.6	358.2	10.3	350.1	13.6
Gain on sale of assets	(3.8)	(0.2)	(87.4)	(6.2)	(3.8)	(0.1)	(107.7)	(4.2)
Operating profit	286.8	16.4	166.1	11.7	521.6	14.9	212.5	8.3
Other (expenses) and income	(23.6)	(1.4)	(14.3)	(1.0)	(39.6)	(1.1)	(27.5)	(1.1)
Income before income taxes	263.2	15.1	151.8	10.7	482.0	13.8	185.0	7.2
Provision for income taxes	66.8	3.8	38.5	2.7	121.8	3.5	46.1	1.8
Net income	196.4	11.3	113.3	8.0	360.2	10.3	138.9	5.4
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.2	—	0.7	—
Net income attributable to Ryerson Holding Corporation	$196.4	11.3%	$112.9	8.0%	$360.0	10.3%	$138.2	5.4%
Basic earnings per share	$5.20		$2.94		$9.45		$3.61
Diluted earnings per share	$5.10		$2.91		$9.26		$3.57

Net sales

The following charts show the Company’s percentage of sales by major product lines for the six months ended June 30, 2022 and 2021:

	June 30,		Dollar	Percentage
	2022	2021	change	change
	($ in millions)
Net sales (three-months ended)	$1,743.5	$1,419.0	$324.5	22.9%
Net sales (six-months ended)	$3,492.3	$2,566.3	$926.0	36.1%

	June 30,		Tons	Percentage
	2022	2021	change	change
	(in thousands)
Tons sold (three-months ended)	524	559	(35)	(6.3)%
Tons sold (six-months ended)	1,052	1,102	(50)	(4.5)%
	June 30,		Price	Percentage
	2022	2021	change	change
Average selling price per ton sold (three-months ended)	$3,327	$2,538	$789	31.1%
Average selling price per ton sold (six-months ended)	$3,320	$2,329	$991	42.6%

Revenue for the three-month and six-month periods ended June 30, 2022 increased from the same periods a year ago due to higher average selling prices caused by higher commodity prices and supply constraints. Compared to the year ago periods, average selling price increased for all of our product lines in the three-month and six-month periods ended June 30, 2022 with the largest increases in our stainless flat, stainless long, carbon plate, and aluminum flat products. Tons sold decreased in the three-month and six-month periods ended June 30, 2022, compared to the year ago periods, for almost all of our product lines with the largest decreases in our stainless flat, aluminum flat, aluminum plate, and stainless plate product lines.

Cost of materials sold

	June 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three-months ended)	$1,277.6	73.3%	$1,162.0	81.9%	$115.6	9.9%
Cost of materials sold (six-months ended)	$2,616.3	74.9%	$2,111.4	82.3%	$504.9	23.9%

	June 30,		Cost	Percentage
	2022	2021	change	change
Average cost of materials sold per ton sold (three-months ended)	$2,438	$2,078	$360	17.3%
Average cost of materials sold per ton sold (six-months ended)	$2,487	$1,916	$571	29.8%

The increase in cost of materials sold in the three-month and six-month periods ended June 30, 2022 compared to the year ago periods is primarily due to the increase in average cost of materials sold per ton partially offset by lower tons sold. The average cost of materials sold increased across all product lines with the largest increases in our carbon plate, carbon flat, and stainless long product lines during the three-month and six-month periods ended June 30, 2022. During the second quarter of 2022, LIFO income was $73.8 million compared to LIFO expense of $104.8 million in the second quarter of 2021. During the first six months of 2022, LIFO income was $71.6 million compared to LIFO expense of $188.6 million in the first six months of 2021.

Gross profit

	June 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three-months ended)	$465.9	26.7%	$257.0	18.1%	$208.9	81.3%
Gross profit (six-months ended)	$876.0	25.1%	$454.9	17.7%	$421.1	92.6%

Gross profit increased in the three-month and six-month periods ended June 30, 2022 compared to the year ago periods as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin.

Operating expenses

	June 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three-months ended)	$182.9	10.5%	$178.3	12.6%	$4.6	2.6%
Warehousing, delivery, selling, general, and administrative expenses (six-months ended)	$358.2	10.3%	$350.1	13.6%	$8.1	2.3%
Gain on sale of assets (three-months ended)	$(3.8)	(0.2)%	$(87.4)	(6.2)%	$83.6	(95.7)%
Gain on sale of assets (six-months ended)	$(3.8)	(0.1)%	$(107.7)	(4.2)%	$103.9	(96.5)%

Warehousing, delivery, selling, general, and administrative expenses increased slightly in the three-month and six-month periods ended June 30, 2022 compared to the year ago periods primarily due to higher facility costs of $6.1 million in the second quarter and $9.5 million in the first six months of 2022 primarily due to higher operating supplies and to higher rent expense after the leaseback of facilities sold in 2021, higher selling, general, and administrative expenses of $4.4 million in the second quarter of 2022 and $7.8 million in the first six months of 2022 primarily due to higher consulting fees and higher travel and entertainment expenses, increased salaries and wages expense of $2.8 million in the second quarter of 2022 and $6.4 million in the first six months of 2022, and increased delivery expenses of $4.0 million in the second quarter of 2022 and $6.0 million in the first six months of 2022 primarily due to higher fuel prices. Partially offsetting the increase in expenses was a decrease in incentive compensation of $14.1 million in the second quarter of 2022 and $21.0 million in the first six months of 2022.

The second quarter of 2022 includes a gain on sale of assets of $3.8 million from the sale of a facility in Texas that Ryerson had an option to purchase. In the second quarter of 2021, we recognized a gain of $87.4 million on the sale and leaseback of twelve facilities across the United States. In the first quarter of 2021, we recognized a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington facility.

Operating profit

	June 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three-months ended)	$286.8	16.4%	$166.1	11.7%	$120.7	72.7%
Operating profit (six-months ended)	$521.6	14.9%	$212.5	8.3%	$309.1	145.5%

Our operating profit increased in the three-month and six-month periods ended June 30, 2022 compared to the three-month and six-month periods ended June 30, 2021, primarily due to the increase in average selling prices discussed above.

Other expenses

	June 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three-months ended)	$(8.3)	(0.5)%	$(13.6)	(1.0)%	$(5.3)	(39.0)%
Interest and other expense on debt (six-months ended)	$(18.6)	(0.5)%	$(27.1)	(1.1)%	$(8.5)	(31.4)%
Other income and (expense), net (three-months ended)	$(15.3)	(0.9)%	$(0.7)	—	$(14.6)	(2,085.7)%
Other income and (expense), net (six-months ended)	$(21.0)	(0.6)%	$(0.4)	—	$(20.6)	(5,150.0)%

Interest and other expense on debt decreased in the three-month and six-month periods ended June 30, 2022 compared to the year ago periods primarily due to the redemption and repurchase of $400.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) since June 30, 2021. In July 2021, $150.0 million of the 2028 Notes were redeemed and $250.0 million were repurchased and retired in the first six months of 2022. Partially offsetting the impact of lower outstanding 2028 Notes was higher interest expense in the three-month and six-month periods ended June 30, 2022 due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) compared to the year ago periods.

The other expense in the second quarter and first six months of 2022 includes a $14.5 million loss and a $19.8 million loss, respectively, on the repurchases of the 2028 Notes. In addition, the other expense in the second quarter and first six months of 2022 includes $0.7 million of foreign exchange losses. The other expense in the second quarter and first six months of 2021 includes a $1.3 million loss and a $1.0 million loss, respectively, resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes.

Provision for income taxes. Our effective income tax rate was 25.4% in the second quarter of 2022 and 25.3% in the first six months of 2022 compared to 25.4% in the second quarter of 2021 and 24.9% in the first six months of 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings per share. Basic earnings per share was $5.20 in the second quarter of 2022 and $9.45 in the first six months of 2022 compared to basic income per share of $2.94 in the second quarter of 2021 and $3.61 in the first six months of 2021. Diluted earnings per share was $5.10 in the second quarter of 2022 and $9.26 in the first six months of 2022 compared to diluted income per share of $2.91 in the second quarter of 2021 and $3.57 in the first six months of 2021. The changes in earnings per share are due to the results of operations discussed above.

Liquidity and Cash Flows

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, and capital expenditures.

We had cash and cash equivalents of $41.4 million at June 30, 2022, compared to $51.2 million at December 31, 2021. Our total debt outstanding at June 30, 2022 decreased to $534 million compared to $639 million at December 31, 2021 due to income from operations in the first six months of 2022. We had a debt-to-capitalization ratio of 39% and 54% at June 30, 2022 and at December 31, 2021, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $894 million at June 30, 2022 versus $741 million at December 31, 2021. Our net debt (defined as total debt less cash and cash equivalents) was $492 million and $588 million at June 30, 2022 and December 31, 2021, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$41	$51
Availability under Ryerson Credit Facility and foreign debt facilities	853	690
Total liquidity	$894	$741

Below is a reconciliation of total debt to net debt:

	June 30, 2022	December 31, 2021
	(In millions)
Total debt	$533.5	$639.3
Less: cash and cash equivalents	(41.4)	(51.2)
Net debt	$492.1	$588.1

Of the total cash and cash equivalents, as of June 30, 2022, $12.5 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net income	$360.2	$138.9
Gain on sale of assets	(3.8)	(107.7)
Loss on retirement of debt	19.8	—
Non-cash (gain) loss from derivatives	(15.4)	40.4
Change in operating assets and liabilities:
Receivables	(126.9)	(275.9)
Inventories	(179.9)	(109.1)
Accounts payable	118.3	200.0
All other operating cash flows	(4.3)	62.3
Net cash provided by (used in) operating activities	168.0	(51.1)
Acquisitions, net of cash acquired	(5.8)	—
Capital expenditures	(42.8)	(13.3)
Proceeds from sale of property, plant, and equipment	7.2	165.9
All other investing cash flows	(2.0)	(0.5)
Net cash provided by (used in) investing activities	(43.4)	152.1
Repayment of debt	(268.6)	(0.9)
Net proceeds (repayments) of short-term borrowings	142.8	(139.6)
Net increase in book overdrafts	57.0	21.6
Dividends paid to shareholders	(8.5)	—
Share repurchases	(48.2)	—
All other financing cash flows	(10.6)	(5.1)
Net cash used in financing activities	(136.1)	(124.0)
Effect of exchange rates on cash and cash equivalents	1.7	(0.3)
Net decrease in cash and cash equivalents	$(9.8)	$(23.3)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first six months of 2021, working capital requirements increased as average selling prices increased due to supply constraints as mills were slow to come back online after COVID-19 shutdowns in 2020. Similarly in the first six months of 2022, average selling prices continued to increase due to supply constraints and briefly, due to the war between Russia and Ukraine. The first six months of 2022, however, resulted in cash generated from operations, as opposed to a use of cash in the same period of 2021, due to average selling prices being 43% higher, resulting in significantly higher operating profits offsetting a build in working capital.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased year-over-year to $42.8 million for the first six months of 2022 compared to $13.3 million in the first six months of 2021 as the capital expenditure budget for 2022 was increased to partially utilize the proceeds from two of the 2021 sale-leaseback transactions to modernize operations and to invest in two new facilities in 2022. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $7.2 million and $165.9 million during the first six months of 2022 and 2021, respectively. The Company paid $5.8 million in the first six months of 2022 to acquire Apogee Steel Fabrication Incorporated and Ford Tool Steels, Inc. See Note 7: Acquisitions within Part I, Item I of this report, for further discussion of the acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first six months of 2022, we repurchased and retired $250.0 million principal of our 2028 Notes, which was partially offset by an increase of $152.5 million in Credit Facility borrowings. Book overdrafts fluctuate based on the timing of payments. In the first six months of 2022, we repurchased $48.2 million of our common stock. The Company started paying quarterly cash dividends in the third quarter of 2021 and $8.5 million was paid to shareholders in the first six months of 2022.

As market conditions warrant and subject to our contractual restrictions, liquidity position, and other factors, we may from time to time seek to refinance, repurchase, or retire any outstanding debt through cash purchases and/or exchanges for other debt or equity securities in open market transactions, privately negotiated transactions, by tender offer, or otherwise. Any such cash repurchases by us may be funded by cash on hand or by incurring additional debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. Furthermore, any such repurchases or exchanges may result in our acquiring and retiring a substantial amount of such indebtedness, which would impact the trading liquidity of such indebtedness.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $18 million as of June 30, 2022. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $533.5 million at June 30, 2022 from $639.3 million at December 31, 2021, mainly due to cash generated from operating activities in the first six months of 2022.

Total debt outstanding as of June 30, 2022 consisted of the following amounts: $468.5 million borrowings under the Ryerson Credit Facility, $50.0 million under the 2028 Notes, $17.3 million of foreign debt, and $5.2 million of other debt, less $7.5 million of unamortized debt issuance costs. For further information, see Note 8: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2021, pension liabilities exceeded plan assets by $95.8 million. Through the six months ended June 30, 2022, we have made $4.6 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $2.0 million in the remaining six months of 2022 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $541.0 million in principal payments to satisfy its debt obligations, consisting of $50.0 million of the 2028 Notes which were redeemed on July 23, 2022, $17.3 million of foreign debt coming due within a year, $5.2 million of other debt coming due through 2025, and $468.5 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 8: Long Term Debt for further information, and Note 18: Subsequent Events.

The Company expects to pay approximately $25 million of interest on the 2028 Notes, Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $102 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument, including the effect of the interest rate swaps.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2028. The total amount of future lease payments is estimated to be $257 million, with $36 million over the next 12 months. Including leases signed but not yet commenced as of June 30, 2022, total future lease payments is estimated to be $449 million.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of June 30, 2022, we had outstanding purchase obligations of approximately $31.4 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $535.0 million at June 30, 2022 and $666.8 million at December 31, 2021 as compared with the carrying value of $533.5 million and $639.3 million at June 30, 2022 and December 31, 2021, respectively. We manage interest rate risk in our capital structure by holding a combination of variable and fixed-rate debt.

We use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2022, we have one receive variable, pay fixed, interest rate swap to manage the exposure to variable interest rates of the Ryerson Credit Facility. In November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swap as of June 30, 2022 was a net asset of $0.3 million. The Company recognized a gain of $1.7 million related to mark-to-market changes and interest expense of $0.9 million in current earnings for the six months ended June 30, 2022. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the six months ended June 30, 2022 into earnings was a loss of $1.4 million.

After considering the effects of our interest rate swaps, approximately 20% of our debt was at fixed interest rates as of June 30, 2022. Considering the impact of interest rate swaps, a hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first six months of 2022 by approximately $1.8 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.0 million outstanding at June 30, 2022 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2022, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2022 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of June 30, 2022, we had 123,158 tons of hot roll coil swap contracts with a net liability value of $3.0 million, 9,354 tons of aluminum swap contracts with a net liability value of $5.9 million, 550 tons of nickel swap contracts with a net asset value of $1.3 million, and 490,000 gallons of diesel fuel contracts with a net asset value of $0.8 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2022, the Company recognized a gain of $2.6 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2022 would increase or decrease the fair value of commodity derivative contracts by $2.1 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2022.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of June 30, 2022, please refer to Note 10: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the second quarter of 2022 were made in a privately negotiated transaction with affiliates of Platinum Equity, LLC. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
April 1, 2022 - April 30, 2022	—	$—	—	$47.7
May 1, 2022 - May 31, 2022	1,613,022	29.56	1,613,022	—
June 1, 2022 - June 30, 2022	—	—	—	—
	1,613,022		1,613,022

(1) On August 4, 2021, the Board of Directors authorized a stock repurchase program that permitted the purchase of up to $50 million of the Company’s outstanding shares of common stock. This program was exhausted during the second quarter of 2022. On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.1

Amendment No. 5, dated as of June 29, 2022 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8K	001-34735	June 29, 2022

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Date: August 3, 2022