Form 10-Q
period 2022-09-30
Ryerson Holding Corp
filed 2022-11-02
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 37,012,876 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,543.1	$1,575.1	$5,035.4	$4,141.4
Cost of materials sold	1,272.1	1,210.5	3,888.4	3,321.9
Gross profit	271.0	364.6	1,147.0	819.5
Warehousing, delivery, selling, general, and administrative	186.5	180.2	544.7	530.3
Gain on sale of assets	—	—	(3.8)	(107.7)
Operating profit	84.5	184.4	606.1	396.9
Other income and (expense), net	0.2	(0.8)	(1.0)	(1.2)
Pension settlement charge due to annuitization	—	(98.3)	—	(98.3)
Loss on retirement of debt	(1.5)	(5.5)	(21.3)	(5.5)
Interest and other expense on debt	(7.6)	(13.7)	(26.2)	(40.8)
Income before income taxes	75.6	66.1	557.6	251.1
Provision for income taxes	20.5	16.1	142.3	62.2
Net income	55.1	50.0	415.3	188.9
Less: Net income attributable to noncontrolling interest	—	0.3	0.2	1.0
Net income attributable to Ryerson Holding Corporation	$55.1	$49.7	$415.1	$187.9
Comprehensive income	$46.0	$137.6	$407.5	$282.9
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.2	0.2	0.9
Comprehensive income attributable to Ryerson Holding Corporation	$45.9	$137.4	$407.3	$282.0
Basic earnings per share	$1.49	$1.29	$11.00	$4.90
Diluted earnings per share	$1.46	$1.27	$10.78	$4.84

Dividends declared per share	$0.150	$0.080	$0.375	$0.080

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$415.3	$188.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42.5	40.5
Stock-based compensation	6.5	4.3
Deferred income taxes	3.3	8.9
Provision for allowances, claims, and doubtful accounts	1.9	3.8
Gain on sale of assets	(3.8)	(107.7)
Gain on bargain purchase	(0.6)	—
Pension settlement charge	—	98.8
Loss on retirement of debt	21.3	5.5
Non-cash (gain) loss from derivatives	(18.0)	37.7
Other items	(1.0)	—
Change in operating assets and liabilities:
Receivables	(13.8)	(322.0)
Inventories	(96.3)	(252.0)
Other assets and liabilities	14.5	(31.2)
Accounts payable	(2.8)	233.6
Accrued liabilities	(20.7)	31.3
Accrued taxes payable/receivable	(20.9)	12.7
Deferred employee benefit costs	(7.8)	(24.9)
Net adjustments	(95.7)	(260.7)
Net cash provided by (used in) operating activities	319.6	(71.8)
Investing activities:
Acquisitions, net of cash acquired	(25.5)	(14.5)
Investment in unconsolidated subsidiary	(2.0)	—
Capital expenditures	(71.2)	(25.0)
Proceeds from sale of property, plant, and equipment	8.0	166.0
Net cash provided by (used in) investing activities	(90.7)	126.5
Financing activities:
Repayment of debt	(320.8)	(156.9)
Net proceeds of short-term borrowings	136.0	79.3
Credit facility issuance costs	(2.7)	—
Net increase in book overdrafts	35.0	13.7
Principal payments on finance lease obligations	(7.2)	(7.5)
Dividends paid to shareholders	(14.0)	(3.1)
Share repurchases	(49.1)	(0.9)
Tax withholdings on stock-based compensation awards	(2.7)	—
Net cash used in financing activities	(225.5)	(75.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3.4	(20.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.7)	(0.8)
Net change in cash, cash equivalents, and restricted cash	(0.3)	(21.5)
Cash, cash equivalents, and restricted cash—beginning of period	52.4	62.5
Cash, cash equivalents, and restricted cash—end of period	$52.1	$41.0
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$31.0	$47.9
Income taxes, net	160.4	42.7
Noncash investing activities:
Asset additions under operating leases	50.5	115.4
Asset additions under finance leases and sale-leasebacks	2.8	13.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50.9	$51.2
Restricted cash	1.2	1.2
Receivables less provisions of $3.7 at September 30, 2022 and $2.2 at December 31, 2021	645.8	630.8
Inventories	933.1	832.1
Prepaid expenses and other current assets	70.0	77.7
Total current assets	1,701.0	1,593.0
Property, plant, and equipment, at cost	854.2	792.8
Less: Accumulated depreciation	426.3	404.5
Property, plant, and equipment, net	427.9	388.3
Operating lease assets	242.4	211.1
Other intangible assets	41.2	42.2
Goodwill	125.0	124.1
Deferred charges and other assets	9.7	6.9
Total assets	$2,547.2	$2,365.6
Liabilities
Current liabilities:
Accounts payable	$511.4	$481.2
Salaries, wages, and commissions	61.6	76.6
Other accrued liabilities	91.5	133.4
Short-term debt	9.6	28.8
Current portion of operating lease liabilities	24.8	24.9
Current portion of deferred employee benefits	6.1	6.1
Total current liabilities	705.0	751.0
Long-term debt	467.3	610.5
Deferred employee benefits	152.6	163.3
Noncurrent operating lease liabilities	215.6	184.8
Deferred income taxes	98.5	94.1
Other noncurrent liabilities	15.6	17.3
Total liabilities	1,654.6	1,821.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,059,193 and 38,687,094 shares issued at September 30, 2022 and December 31, 2021, respectively	0.4	0.4
Capital in excess of par value	395.1	388.6
Retained earnings	722.6	321.7
Treasury stock at cost – Common stock of 2,037,671 and 292,932 shares at September 30, 2022 and December 31, 2021, respectively	(60.2)	(8.4)
Accumulated other comprehensive loss	(172.9)	(165.1)
Total Ryerson Holding Corporation stockholders’ equity	885.0	537.2
Noncontrolling interest	7.6	7.4
Total equity	892.6	544.6
Total liabilities and equity	$2,547.2	$2,365.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 15,924,478 shares of our common stock, which is approximately 43% of our outstanding common stock. On May 13, 2022, Platinum sold 3,500,000 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,613,022 shares of common stock. Note 14: Stockholders’ Equity for further information.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of September 30, 2022 and for the three-month and nine-month periods ended September 30, 2022 and 2021 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued that impact our financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements. Therefore, there are no accounting pronouncements have been issued that we have not yet adopted.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$50.9	$51.2
Restricted cash	1.2	1.2
Total cash, cash equivalents, and restricted cash	$52.1	$52.4

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

The change in the LIFO calculation method impacts all profit-based metrics as well as inventories for interim periods. Our annual LIFO calculation will be consistent with prior years and as such, year-end amounts will not be impacted. We believe this change is preferable as it provides a better estimate of LIFO for the full year, creates less volatility in earnings on an interim basis, and makes our results more comparable to our peers. LIFO income was $92.7 million for the nine months ended September 30, 2022 compared to LIFO expense of $290.9 million during the nine months ended September 30, 2021. LIFO income for the nine months ended September 30, 2022 as compared to the LIFO expense in the nine months ended September 30, 2021 is a result of decreasing forecasted prices for December 2022 as compared to significantly increasing prices in 2021.

Inventories, at stated LIFO value, were classified at September 30, 2022 and December 31, 2021 as follows:

	September 30,	December 31,
	2022	2021
	(In millions)
In process and finished products	$933.1	$832.1

If current cost had been used to value inventories, such inventories would have been $211 million and $303 million higher than reported at September 30, 2022 and December 31, 2021, respectively. Approximately 88% of inventories are accounted for under the LIFO method at September 30, 2022 and December 31, 2021. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $8.7 million and $8.8 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

During the first nine months of 2021, the Company completed several asset sales, the proceeds of which were, in part, utilized to redeem a portion of the 8.50% senior secured notes due 2028 (the “2028 Notes”), and also in a continued effort to optimize our facility footprint. Each of these asset sales included leasebacks for varying periods of time, ranging from 21 months to 15 years, and therefore the Company recorded right of use assets of $95.1 million and lease liabilities of $86.4 million. As a result of these transactions, $65.4 million of land and building assets, net of accumulated depreciation, were sold for net cash proceeds of $163.2 million, resulting in a total gain of $107.7 million.

The Company also had normal course asset sale activity during the first nine months of 2022 and 2021 which generated additional cash proceeds of $8.0 million and $2.8 million, respectively.

NOTE 6: LEASES

In the third quarter of 2022, a long-term operating lease commenced for a new state-of-the-art facility in Centralia, Washington. The starting annual rent is approximately $2.8 million per year, with annual increases of 2.25% over the 20-year lease term and any renewal terms. The lease includes two renewal options of five years each. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities, as well as adequately maintaining the property for the lease term. The initial right of use asset and operating lease liability recorded in the Condensed Consolidated Balance Sheet was $51.2 million and $46.1 million, respectively, the difference of $5.1 million is related to a lease prepayment.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $125.0 million and $124.1 million at September 30, 2022 and December 31, 2021, respectively. We recognized $0.9 million of additional goodwill during the first nine months of 2022. See Note 8: Acquisitions for further information. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2021, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $4.2 million of intangible assets during the first nine months of 2022. See Note 8: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 8: ACQUISITIONS

On February 28, 2022, Ryerson Canada acquired substantially all of the assets of Apogee Steel Fabrication Incorporated (“Apogee”), a sheet metal fabricator located in Mississauga, Ontario, Canada. Apogee is a full-line fabrication company providing sheering, punching, forming, and laser cut processing in addition to welding and hardware assembly services. Apogee provides complex fabrication assemblies in stainless steel, aluminum, and carbon sheet and adds to Ryerson’s value-added processing capabilities. Total amount paid by Ryerson Canada for the acquisition amounted to $3.1 million. The acquisition is not material to our consolidated financial statements.

On May 9, 2022, JT Ryerson paid $2.0 million to acquire a 30% ownership interest in FreeFORM Manufacturing, LLC (“FreeFORM”), an additive manufacturing and engineering company specializing in metal additive manufacturing including metal binder jet 3D printing and metal injection molding. Founded in 2020, FreeFORM serves manufacturers in a multitude of industries and strategically aligns with Ryerson's current and future customer base. This investment is accounted for using the equity method of accounting in accordance with Accounting Standards ASC 323, "Investments - Equity Method and Joint Ventures". The investment is not material to our consolidated financial statements.

On May 31, 2022, JT Ryerson paid $2.9 million to acquire Ford Tool Steels, Inc. (“FTS”), a tool steel processor located in St. Louis, Missouri. FTS serves customers across the Midwest United States with tool steel and alloys, as well as cut-to-length sawing, plate sawing, and grinding and milling services. The transaction resulted in a bargain purchase gain primarily due to higher property, plant, and equipment fair values compared to book values. The Company used a third-party real estate firm to estimate the fair value of the acquired building and internal resources to estimate the fair value of the machinery and equipment. The gain of $0.6 million is included in Other income and (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The acquisition is not material to our consolidated financial statements.

On August 31, 2022, JT Ryerson paid $19.5 million to acquire Howard Precision Metals, Inc. (“Howard”), one of the largest aluminum distributors in the Midwest. Based in Milwaukee, Wisconsin, Howard specializes in value-added processing services including high-quality precision-cut aluminum plate and saw-cut extruded aluminum bar distribution. The acquisition is not material to our consolidated financial statements.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In millions)
Ryerson Credit Facility	$471.0	$316.0
8.50% Senior Secured Notes due 2028	—	300.0
Foreign debt	7.9	27.0
Other debt	4.4	6.0
Unamortized debt issuance costs and discounts	(6.4)	(9.7)
Total debt	476.9	639.3
Less: Short-term foreign debt	7.9	27.0
Less: Other short-term debt	1.7	1.8
Total long-term debt	$467.3	$610.5

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

At September 30, 2022, Ryerson had $471.0 million of outstanding borrowings, $15 million of letters of credit issued, and $815 million available under the Ryerson Credit Facility compared to $316.0 million of outstanding borrowings, $14 million of letters of credit issued, and $670 million available at December 31, 2021.

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

At times, we may attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.729% through June 2022. In November 2019, we entered into another interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.539% through November 2022. In August 2022, the second interest swap was terminated. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including any interest rate swaps was 4.4% and 2.5% at September 30, 2022 and December 31, 2021, respectively.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The Company completed partial redemptions of $200 million utilizing the redemption options available on the 2028 Notes between the fourth quarter of 2020 and the fourth quarter 2021, resulting in an outstanding balance of $300 million as of December 31, 2021. During the first nine months of 2022, the company repurchased, redeemed, and retired the remaining 2028 Notes principal amount of $300 million. The total paid to repurchase the 2028 Notes during the first nine months of 2022 was $319.2 million. The second quarter

2022 repurchases included a completed tender offer in which $132.2 million of the 2028 Notes were tendered for $140.8 million. Including $2.1 million of debt issuance costs written off as part of the transaction, the total loss related to the tender offer was $10.7 million. In the third quarter of 2022 the Company redeemed $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, which was at a redemption price of 103.0% of the principal amount, resulting in the recognition of a $1.5 million loss. In total, the 2022 repurchases resulted in the recognition of a $21.3 million loss within other income and (expense), net on the Condensed Consolidated Statement of Comprehensive Income. Additional debt issuance costs of $2.6 million related to non-tender repurchases were written off and recognized within interest expense for the nine months ended September 30, 2022. As a result of the redemptions, there are no 2028 Notes outstanding as of September 30, 2022. While outstanding, the 2028 Notes bore interest at a rate of 8.50% per annum.

Upon issuance, the Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2021, was $0.2 million which was recorded within other current assets in the Condensed Consolidated Balance Sheet. The 2028 Notes are no longer outstanding, therefore, as of September 30, 2022, the fair value of the embedded derivative is zero with the change of $0.2 million recognized within other income and (expense), net on the Condensed Consolidated Statements of Comprehensive Income. Refer to Note 12: Derivatives and Fair Value Measurements for further discussion of the embedded derivative.

Foreign Debt

At September 30, 2022, Ryerson China’s foreign borrowings were $7.9 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment. At December 31, 2021, Ryerson China’s foreign borrowings were $27.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $40 million and $20 million at September 30, 2022 and December 31, 2021, respectively. Letters of credit issued by our foreign subsidiaries were $2 million and $6 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 10: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.7	$0.8	$0.1	$0.2
Interest cost	2.5	2.9	0.3	0.3
Expected return on assets	(3.3)	(5.8)	—	—
Settlement charge (credit)	(0.1)	98.4	—	—
Recognized actuarial (gain) loss	2.0	3.9	(1.5)	(1.5)
Amortization of prior service credit	—	—	—	(0.2)
Net periodic benefit cost (credit)	$1.8	$100.2	$(1.1)	$(1.2)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$2.1	$2.6	$0.3	$0.4
Interest cost	7.4	8.8	0.9	0.9
Expected return on assets	(10.0)	(17.6)	—	—
Settlement charge	-	98.8	—	—
Recognized actuarial (gain) loss	6.0	11.7	(4.4)	(4.5)
Amortization of prior service credit	—	—	(0.1)	(0.4)
Net periodic benefit cost (credit)	$5.5	$104.3	$(3.3)	$(3.6)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $6.2 million to the pension plan funds through the nine months ended September 30, 2022, and anticipates that it will have a minimum required pension contribution funding of approximately $0.5 million for the remaining three months of 2022. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

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

In June 2021, the EPA issued a Fact Sheet setting forth the status of the entire site. The primary area of relevance for JT Ryerson is River Mile 3.5 East, with Swan Island Basin being of secondary interest. For River Mile 3.5 East, remedial design work is ongoing; the Sufficiency Assessment and the Pre-Design Investigation work plans are finalized, and design investigation sampling is underway. Schnitzer Steel and MMGL Corp. are the working parties for River Mile 3.5 East. For Swan Island, remedial design is just beginning, with Daimler Trucks, Shipyard Commerce, and various government entities as the working parties. JT Ryerson has not been asked to participate in the remedial design phase.

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress and is expected to be completed in 2022. In the meantime, the voting parties of the PCI Group (which does not include JT Ryerson) have begun the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs. This process is anticipated to be completed sometime in 2022 or early 2023. Once the advocacy process is completed, the Allocation Team will prepare a proposed allocation of costs among the PRPs. All PRPs, including JT Ryerson, will then participate in the “mediation process,” during which the PRPs will attempt to agree on a final cost allocation. The mediation process is currently anticipated to occur sometime in late 2022 or early 2023.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of September 30, 2022, is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022, and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated our $100 million forward agreement, therefore, no interest rate swaps remain outstanding. Upon entering into the swaps, the interest rate reset date and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swap and terminated its hedge accounting treatment. Prior to de-designation, the Company marked this interest rate swap to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

In the fourth quarter of 2020, in connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Condensed Consolidated Balance Sheet, with changes in value recorded within other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income; see Note 9: Long-term Debt for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$18.1	$13.0	Other accrued liabilities	$21.9	$35.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	0.3	—	Other accrued liabilities	—	—
2028 Notes embedded derivative	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
Interest rate swaps	Prepaid expenses and other current assets	—	—	Other accrued liabilities	—	1.4
Total derivatives		$18.5	$13.2		$21.9	$36.5

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2022 and December 31, 2021:

	Notional Amount
Derivative Instruments	At September 30, 2022	At December 31, 2021	Unit of Measurement
Hot roll coil swap contracts	77,952	176,859	Tons
Aluminum swap contracts	8,452	20,949	Tons
Nickel swap contracts	487	857	Tons
Diesel fuel swap contracts	280,000	840,000	Gallons
Foreign currency exchange contracts	1.5 million	4.5 million	U.S. dollars
Interest rate swap contracts	—	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021:

Derivatives not designated as	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
hedging instruments	Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
under ASC 815	on Derivatives	2022	2021	2022	2021

Metal commodity contracts	Cost of materials sold	$(3.0)	$(3.8)	$(1.6)	$(43.9)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	(0.1)	—	1.1	—
2028 Notes embedded derivative	Other income and (expense), net	—	(0.9)	(0.2)	(1.9)
Foreign exchange contracts	Other income and (expense), net	0.1	—	0.1	0.2
Interest rate swaps	Interest and other expense on debt	—	(0.1)	0.8	(0.1)
Total		$(3.0)	$(4.8)	$0.2	$(45.7)
		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$(0.5)	$(0.5)	$(1.9)	$(1.6)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 30, 2022:

	At September 30, 2022
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$18.1	$—
Diesel fuel commodity contracts	—	0.3	—
Foreign currency contracts	—	0.1	—
Interest rate swaps	—	—	—
Total derivatives	$—	$18.5	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$21.9	$—

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

The fair value of each commodity, diesel fuel, and interest rate swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward interest rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach. This method estimates the value of the 2028 Notes both with and without the embedded derivative.

The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs). Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs). The 2028 Notes were fully redeemed in July 2022, as such the value of the embedded derivative as of September 30, 2022 is zero.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2022	$0.2
Unrealized loss recorded in other income and (expense), net	(0.2)
Balance at September 30, 2022	$—

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(1.9)
Balance at September 30, 2021	$0.4

The carrying and estimated fair values of our financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	At September 30, 2022		At December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$50.9	$50.9	$51.2	$51.2
Restricted cash	1.2	1.2	1.2	1.2
Receivables less provisions	645.8	645.8	630.8	630.8
Accounts payable	511.4	511.4	481.2	481.2
Long-term debt, including current portion	476.9	476.9	639.3	666.8

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, accounts payable, and long-term debt approximate their carrying amounts due to the short-term nature of these financial instruments. The underlying borrowings on the Ryerson Credit Facility are typically for terms of 30 to 60 days.
NOTE 13: STOCK-BASED COMPENSATION

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

Stock based compensation expense related to stock options, RSUs, and PSUs was $6.5 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, 1,300 and zero stock options were exercised, respectively.

A summary of the status of our unvested RSUs and PSUs as of September 30, 2022 and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Unit
	(In thousands)
Restricted Stock Units
Unvested at January 1, 2022	317	$12.00
Granted (1)	198	34.44
Vested	(155)	10.56
Forfeited	(3)	18.45
Unvested at September 30, 2022	357	$25.00

Performance Stock Units
Unvested at January 1, 2022	684	$10.62
Granted	277	35.02
Vested	(215)	8.56
Forfeited	(5)	14.53
Unvested at September 30, 2022	741	$20.31
Shares reserved for future grants	952

(1) The RSU shares granted line includes dividend shares declared after the grant date that will vest with their respective RSU tranche.

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

In the nine months ended September 30, 2022, we made payments of $2.7 million to tax authorities on our employees’ behalf for shares withheld related to net share settlements. Withholding related to this remittance is reflected in the stock-based compensation expense, net caption of our consolidated statements of stockholders' equity.

NOTE 14: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

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

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three quarters ended September 30, 2022:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	163.6	—	—	—	0.2	163.8
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	—	1.5
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.7	—	—	0.7
Share repurchases	—	—	(20)	(0.5)	—	—	—	—	—	—	(0.5)
Stock-based compensation expense, net	371	—	(77)	(2.7)	1.3	—	—	—	—	—	(1.4)
Cash dividends and dividend equivalents	—	—	—	—	—	(3.9)	—	—	—	—	(3.9)
Interest rate swap, net of tax of zero	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2022	39,058	$0.4	(390)	$(11.6)	$389.9	$481.4	$(47.6)	$(113.8)	$(0.8)	$7.6	$705.5
Net income	—	—	—	—	—	196.4	—	—	—	—	196.4
Foreign currency translation	—	—	—	—	—	—	(2.2)	—	—	(0.1)	(2.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	0.2	—	—	0.2
Share repurchases	—	—	(1,613)	(47.7)	—	—	—	—	—	—	(47.7)
Stock-based compensation expense, net	1	—	—	—	2.6	—	—	—	—	—	2.6
Cash dividends and dividend equivalents	—	—	—	—	—	(4.7)	—	—	—	—	(4.7)
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2022	39,059	$0.4	(2,003)	$(59.3)	$392.5	$673.1	$(49.8)	$(113.6)	$(0.3)	$7.5	$850.5
Net income	—	—	—	—	—	55.1	—	—	—	—	55.1
Foreign currency translation	—	—	—	—	—	—	(9.9)	—	—	0.1	(9.8)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.4	—	—	0.4
Share repurchases	—	—	(35)	(0.9)	—	—	—	—	—	—	(0.9)
Stock-based compensation expense, net	—	—	—	—	2.6	—	—	—	—	—	2.6
Cash dividends and dividend equivalents	—	—	—	—	—	(5.6)	—	—	—	—	(5.6)
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.3	—	0.3
Balance at September 30, 2022	39,059	$0.4	(2,038)	$(60.2)	$395.1	$722.6	$(59.7)	$(113.2)	$—	$7.6	$892.6

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three quarters ended September 30, 2021:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2021	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	25.3	—	—	—	0.3	25.6
Foreign currency translation	—	—	—	—	—	—	0.1	—	—	(0.1)	—
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.5	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	—	—	—	—	1.6	—	—	—	—	—	1.6
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at March 31, 2021	38,330	$0.4	(213)	$(6.6)	$384.7	$59.1	$(46.9)	$(219.8)	$(2.7)	$6.5	$174.7
Net income	—	—	—	—	—	112.9	—	—	—	0.4	113.3
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	0.1	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	2.0	—	—	2.0
Stock-based compensation expense	357.0	—	—	—	1.5	—	—	—	—	—	1.5
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at June 30, 2021	38,687	$0.4	(213)	$(6.6)	$386.2	$172.0	$(45.4)	$(217.8)	$(2.3)	$7.0	$293.5
Net income	—	—	—	—	—	49.7	—	—	—	0.3	50.0
Foreign currency translation	—	—	—	—	—	—	(3.4)	—	—	(0.1)	(3.5)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $31.1	—	—	—	—	—	—	—	90.7	—	—	90.7
Share repurchases	—	—	(38.0)	(0.9)	—	—	—	—	—	—	(0.9)
Stock-based compensation expense	—	—	—	—	1.2	—	—	—	—	—	1.2
Cash dividends and dividend equivalents	—	—	—	—	—	(3.1)	—	—	—	—	(3.1)
Interest rate swap, net of tax of $0.1	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at September 30, 2021	38,687	$0.4	(251)	$(7.5)	$387.4	$218.6	$(48.8)	$(127.1)	$(1.9)	$7.2	$428.3

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2022:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2022	$(49.1)	$(114.5)	$(1.5)
Other comprehensive loss before reclassifications	(10.6)	—	—
Amounts reclassified from accumulated other comprehensive income into net income	—	1.3	1.5
Net current-period other comprehensive income (loss)	(10.6)	1.3	1.5
Balance at September 30, 2022	$(59.7)	$(113.2)	$—

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2022:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2022		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.6	$1.8	Other income and (expense), net
Pension settlement	(0.1)	—	Other income and (expense), net
Prior service credits	—	(0.1)	Other income and (expense), net
Total before tax	0.5	1.7
Tax benefit	(0.1)	(0.4)
Net of tax	$0.4	$1.3
Interest rate swap
Realized swap interest	$0.5	$1.9	Interest and other expense on debt
Tax benefit	(0.2)	(0.4)
Net of tax	$0.3	$1.5

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed
Details about Accumulated Other	September 30, 2021		Consolidated Statements of
Comprehensive Income (Loss) Components	(In millions)		Comprehensive Income
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.4	$7.3	Other income and (expense), net
Pension settlement	98.4	98.8	Other income and (expense), net
Prior service credits	(0.1)	(0.3)	Other income and (expense), net
Total before tax	100.7	105.8
Tax benefit	(23.1)	(24.2)
Net of tax	$77.6	$81.6
Interest rate swap
Realized swap interest	$0.5	$1.6	Interest and other expense on debt
Tax benefit	(0.1)	(0.4)
Net of tax	$0.4	$1.2

NOTE 15: REVENUE RECOGNITION

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2022	2021	2022	2021
Carbon Steel Flat	31%	31%	30%	31%
Carbon Steel Plate	10	10	10	10
Carbon Steel Long	14	13	13	13
Stainless Steel Flat	15	19	17	18
Stainless Steel Plate	4	5	4	4
Stainless Steel Long	5	4	5	4
Aluminum Flat	14	11	13	13
Aluminum Plate	2	2	2	2
Aluminum Long	4	4	4	4
Other	1	1	2	1
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	(In millions)
United States	1,401.0	$1,431.3	$4,594.2	$3,733.8
Foreign countries	142.1	143.8	$441.2	407.6
Total	$1,543.1	$1,575.1	$5,035.4	$4,141.4

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2022	2021	2022	2021
Revenue on products with an alternative use	89%	90%	90%	90%
Revenue on products with no alternative use	11	10	10	10
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $649.5 million and $633.0 million as of September 30, 2022 and December 31, 2021, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2022	$21.3	$15.1
Contract liability satisfied during the period	—	(17.1)
Contract liability incurred during the period	—	21.2
Net change in contract assets and liabilities for products with no alternative use during the period	(4.3)	—
Changes to reserves	0.3	1.3
Ending Balance at September 30, 2022	$17.3	$20.5

The Company’s performance obligations are typically short term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.
NOTE 16: PROVISION FOR CREDIT LOSSES

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of September 30, 2022:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2022	$2.2
Current period provision	1.5
Write-offs charged against allowance	(0.5)
Recoveries	0.4
Translation	0.1
Balance at September 30, 2022	$3.7

NOTE 17: INCOME TAXES

For the three months ended September 30, 2022, the Company recorded income tax expense of $20.5 million compared to $16.1 million in the prior year. The income tax expense for the three months ended September 30, 2022 and 2021 primarily represent taxes at federal and local statutory rates where the Company operates. For the nine months ended September 30, 2022, the Company recorded income tax expense of $142.3 million compared to $62.2 million in the prior year. The income tax expense for the nine months ended September 30, 2022 and 2021 primarily represent taxes at federal and local statutory rates where the Company operates. The increase in the income tax provision in the first nine months of 2022 compared to the first nine months of 2021 is primarily a result of the increase in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $5.0 million at both September 30, 2022 and December 31, 2021.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first nine months of 2022; therefore, the balance of $0.8 million at December 31, 2021 remains unchanged.

NOTE 18: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted-average number of shares excluded as they would have had an antidilutive effect were 195,147 and 131,397 for the three-month and nine-month periods ended September 30, 2022, respectively, and 44,909 and 42,262 for the three-month and nine-month periods ended September 30, 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2022	2021	2022	2021
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$55.1	$49.7	$415.1	$187.9
Denominator:
Weighted average shares outstanding	37,050	38,470	37,742	38,350
Dilutive effect of stock-based awards	712	621	756	472
Weighted average shares outstanding adjusted for dilutive securities	37,762	39,091	38,498	38,822

Earnings per share
Basic	$1.49	$1.29	$11.00	$4.90
Diluted	$1.46	$1.27	$10.78	$4.84

NOTE 19: SUBSEQUENT EVENTS

Acquisition. On November 1, 2022, JT Ryerson acquired Excelsior, Inc. (“Excelsior”). Based in Fresno, California, Excelsior is a full-service fabrication and machining company with advanced processing capabilities including machining centers, laser and waterjet cutting, welding, and complex assemblies. The acquisition is not material to our financial statements.

Dividends. On November 2, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.16 per share of common stock, payable on December 15, 2022, to stockholders of record as of December 1, 2022. Future quarterly dividends, if any, will be subject to Board approval.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the third quarter of 2022, Ryerson experienced lower pricing compared to the second quarter of 2022, with average selling prices 9.4% lower, reflective of the easing commodity pricing environment caused by slowing demand, higher inflation, and an increasing interest rate environment putting further downward pressure on economic conditions. In the first nine months of 2022, Ryerson experienced stronger pricing compared to the first nine months of 2021, with average selling prices 26.0% higher, driven by a higher commodity pricing environment caused by supply shortages, supply-chain bottlenecks, and demand recovering to pre-COVID 19 levels. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed slowing growth in the third quarter of 2022. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), while still reporting a reading above the growth threshold of 50, the report showed continued slowing growth in factory activity in September. U.S. Industrial Production indicated lower year-over-year increases in the third quarter, compared to the second quarter, signifying slowing conditions.

According to the Metal Service Center Institute, North American service center volumes declined by 2.9% in the first nine months of 2022 compared to the first nine months of 2021. On a North American basis, Ryerson performed better than the industry with volumes declining 2.3% over the same period. However, on a quarterly sequential basis, the industry volume decrease of 0.8% was lower than Ryerson’s volume decrease of 4.3%. On a quarterly sequential basis, Ryerson end-market demand increased in the consumer durable and HVAC sectors, offset by decreases in all other sectors, most notably the oil and gas and food processing and agriculture sectors.

First Nine Months 2022 vs. First Nine Months 2021 performance highlights

$5.0B	22.8%		$415M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
22% increase		300 bps increase	$227M increase
$10.78	$11.11		$320M
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$5.94 increase		$6.34 increase	$391M increase

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $5.0 billion in the first nine months of 2022, an increase of 21.6% compared to $4.1 billion for the first nine months of 2021, with average selling prices 26.0% higher and tons shipped 3.5% lower. In the first nine months of 2022, gross margin expanded to 22.8% compared to 19.8% for the first nine months of 2021. Included in the first nine months of 2022 cost of materials sold was LIFO income of $92.7 million, compared to LIFO expense of $290.9 million in the first nine months of 2021. Net income attributable to Ryerson Holding Corporation was $415.1 million, or earnings of $10.78 per diluted share, in the first nine months of 2022 compared to net income attributable to Ryerson Holding Corporation of $187.9 million, or earnings of $4.84 per diluted share, for the first nine months of 2021.

To provide greater insight into the Company’s operating trends for the first nine months of 2022 apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP. Illustrated in the below table, the first nine months of 2022 net income attributable to Ryerson of $415.1 million includes a loss on retirement of debt of $21.3 million, a gain on sale of assets of $3.8 million, and a gain on bargain purchase of $0.6 million. After adjusting for these non-core business transactions and the related income tax provision, the adjusted net income attributable to Ryerson for the first nine months of 2022 is $427.7 million, an increase of $242.7 million compared to the year-ago adjusted net income attributable to Ryerson of $185.0 million which was adjusted by a gain of $107.7 million generated from property sales, a loss on retirement of debt of $5.5 million, and a pension settlement charge of $98.3 million.

(Dollars and shares in millions, except per share data)	First Nine Months 2022	First Nine Months 2021
Net income attributable to Ryerson Holding Corporation	$415.1	$187.9
Gain on bargain purchase	(0.6)	—
Gain on sale of assets	(3.8)	(107.7)
Loss on retirement of debt	21.3	5.5
Pension settlement charge	—	98.3
Provision (benefit) for income taxes on above items	(4.3)	1.0
Adjusted net income attributable to Ryerson Holding Corporation	$427.7	$185.0
Diluted earnings per share	$10.78	$4.84
Adjusted diluted earnings per share	$11.11	$4.77
Shares outstanding – diluted	38.5	38.8

Recent Developments

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2022, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of September 30, 2022.

On August 10, 2021, the Senate passed the Infrastructure Investment and Jobs Act, a $1.2 trillion bill which features $550 billion in new federal spending over five years. Included in this spending is investment in roads, bridges, and major projects, passenger and freight rail, electrical grid improvements, expansion of broadband access, transit systems, infrastructure for electric vehicles, and improvements to water systems. This bill was signed into law on November 15, 2021. The Company believes that the additional government spending on infrastructure projects under the Infrastructure Investment and Jobs Act may generate additional demand for our products especially within the industrial equipment, construction, green energy, and transportation industries. Accordingly, we anticipate that the Infrastructure Investment and Jobs Act will be beneficial to the Company, but ultimately the impact on the Company’s operations is unclear.

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

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232 of the Trade Expansion Act (“Section 232”). These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. In October 2021, the US and European Union agreed to revise Section 232 tariffs applied to the import of European steel and aluminum, allowing for the duty-free import of European steel and aluminum into the US, subject to tariff rate quotas. Specifically, the tariff rate quota includes the duty-free import of 3.3 million metric tons of steel melted and poured in the European Union, 18 thousand metric tons of unwrought aluminum, and 366 thousand metric tons of semi-finished aluminum. The revision was applied on January 1, 2022. Tariff rate quotas have since been implemented for Japan and the United Kingdom at 1.25 million metric tons and 0.5 million metric tons, respectively. The effective dates for the revisions were April 1, 2022 for Japan and June 1, 2022 for the United Kingdom.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2022 and 2021 (certain percentages may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,543.1	100.0%	$1,575.1	100.0%	$5,035.4	100.0%	$4,141.4	100.0%
Cost of materials sold	1,272.1	82.4	1,210.5	76.9	3,888.4	77.2	3,321.9	80.2
Gross profit	271.0	17.6	364.6	23.1	1,147.0	22.8	819.5	19.8
Warehousing, delivery, selling, general, and administrative expenses	186.5	12.1	180.2	11.4	544.7	10.8	530.3	12.8
Gain on sale of assets	—	—	—	—	(3.8)	(0.1)	(107.7)	(2.6)
Operating profit	84.5	5.5	184.4	11.7	606.1	12.0	396.9	9.6
Other (expenses) and income	(8.9)	(0.6)	(118.3)	(7.5)	(48.5)	(0.9)	(145.8)	(3.5)
Income before income taxes	75.6	4.9	66.1	4.2	557.6	11.1	251.1	6.1
Provision for income taxes	20.5	1.3	16.1	1.0	142.3	2.8	62.2	1.6
Net income	55.1	3.6	50.0	3.2	415.3	8.2	188.9	4.5
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	0.2	—	1.0	—
Net income attributable to Ryerson Holding Corporation	$55.1	3.6%	$49.7	3.2%	$415.1	8.2%	$187.9	4.5%
Basic earnings per share	$1.49		$1.29		$11.00		$4.90
Diluted earnings per share	$1.46		$1.27		$10.78		$4.84

Net sales

The following charts show the Company’s percentage of sales by major product lines for the nine months ended September 30, 2022 and 2021:

	September 30,		Dollar	Percentage
	2022	2021	change	change
	($ in millions)
Net sales (three months ended)	$1,543.1	$1,575.1	$(32.0)	(2.0)%
Net sales (nine months ended)	$5,035.4	$4,141.4	$894.0	21.6%

	September 30,		Tons	Percentage
	2022	2021	change	change
	(in thousands)
Tons sold (three months ended)	512	519	(7)	(1.3)%
Tons sold (nine months ended)	1,564	1,621	(57)	(3.5)%

	September 30,		Price	Percentage
	2022	2021	change	change
Average selling price per ton sold (three months ended)	$3,014	$3,035	$(21)	(0.7)%
Average selling price per ton sold (nine months ended)	$3,220	$2,555	$665	26.0%

Revenue for the nine-month period ended September 30, 2022 increased from the same period a year ago due to higher average selling prices caused by higher commodity prices and supply constraints. Revenue declined in the three-month period ended September 30, 2022 compared to the same period a year ago as both tons shipped and average selling prices declined slightly. Compared to the year ago period, average selling price increased for all of our product lines in the nine-month period ended September 30, 2022 with the largest increases in our stainless long, stainless flat, aluminum flat, and aluminum long products. Average selling price decreased in the three-month period ended September 30, 2022 as the average selling price for carbon flat and carbon plate products declined. Tons sold decreased in the three-month and nine-month periods ended September 30, 2022, compared to the year ago periods, for almost all of our product lines with the largest decreases in our stainless plate, stainless flat, carbon long, and aluminum long product lines, partially offset by an increase in carbon plate tons sold.

Cost of materials sold

	September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$1,272.1	82.4%	$1,210.5	76.9%	$61.6	5.1%
Cost of materials sold (nine months ended)	$3,888.4	77.2%	$3,321.9	80.2%	$566.5	17.1%

	September 30,		Cost	Percentage
	2022	2021	change	change
Average cost of materials sold per ton sold (three months ended)	$2,485	$2,332	$153	6.6%
Average cost of materials sold per ton sold (nine months ended)	$2,487	$2,049	$438	21.4%

The increase in cost of materials sold in the three-month and nine-month periods ended September 30, 2022 compared to the year ago periods is primarily due to the increase in average cost of materials sold per ton partially offset by lower tons sold. The average cost of materials sold increased across all product lines with the largest increases in our carbon plate, carbon flat, stainless plate, and stainless flat product lines during the three-month and nine-month periods ended September 30, 2022. During the third quarter of 2022, LIFO income was $21.1 million compared to LIFO expense of $102.3 million in the third quarter of 2021. During the first nine months of 2022, LIFO income was $92.7 million compared to LIFO expense of $290.9 million in the first nine months of 2021.

Gross profit

	September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$271.0	17.6%	$364.6	23.1%	$(93.6)	(25.7)%
Gross profit (nine months ended)	$1,147.0	22.8%	$819.5	19.8%	$327.5	40.0%

Gross profit increased in the nine-month period ended September 30, 2022 compared to the year ago periods as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin. However, in the three-month period ended September 30, 2022, the average cost of materials sold increased due to receipts of higher costed material ordered in prior periods as average selling prices for our products began to decline, which resulted in lower gross margin.

Operating expenses

	September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$186.5	12.1%	$180.2	11.4%	$6.3	3.5%
Warehousing, delivery, selling, general, and administrative expenses (nine months ended)	$544.7	10.8%	$530.3	12.8%	$14.4	2.7%
Gain on sale of assets (nine months ended)	$(3.8)	(0.1)%	$(107.7)	(2.6)%	$103.9	(96.5)%

Warehousing, delivery, selling, general, and administrative expenses increased in the three-month and nine-month periods ended September 30, 2022 compared to the year ago periods primarily due to higher selling, general, and administrative expenses of $5.3 million in the third quarter of 2022 and $13.1 million in the first nine months of 2022 primarily due to higher consulting fees and higher travel and entertainment expenses, higher facility costs of $1.7 million in the third quarter and $11.3 million in the first nine months of 2022 primarily due to higher operating supplies, higher rent expense after the leaseback of facilities sold in 2021, higher information technology costs, and higher repair & maintenance costs, increased salaries and wages expense of $4.1 million in the third quarter of 2022 and $10.5 million in the first nine months of 2022, and increased delivery expenses of $4.4 million in the third quarter of 2022 and $10.4 million in the first nine months of 2022 primarily due to higher fuel prices. Partially offsetting the increase in expenses was a decrease in incentive compensation of $9.5 million in the third quarter of 2022 and $30.5 million in the first nine months of 2022.

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

Operating profit

	September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three months ended)	$84.5	5.5%	$184.4	11.7%	$(99.9)	(54.2)%
Operating profit (nine months ended)	$606.1	12.0%	$396.9	9.6%	$209.2	52.7%

Our operating profit increased in the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021, primarily due to the increase in average selling prices discussed above. Our operating profit decreased in the three-month period ended September 20, 2022 compared to the three-month period ended September 30, 2021, primarily due to the negative impact on gross profit of increasing cost of materials sold while average selling price declined as discussed above.

Other expenses

	September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(7.6)	(0.5)%	$(13.7)	(0.9)%	$(6.1)	(44.5)%
Interest and other expense on debt (nine months ended)	$(26.2)	(0.5)%	$(40.8)	(1.0)%	$(14.6)	(35.8)%
Other income and (expense), net (three months ended)	$(1.3)	(0.1)%	$(104.6)	(6.6)%	$103.3	98.8%
Other income and (expense), net (nine months ended)	$(22.3)	(0.4)%	$(105.0)	(2.5)%	$82.7	78.8%

Interest and other expense on debt decreased in the three-month and nine-month periods ended September 30, 2022 compared to the year ago periods primarily due to the redemption and repurchase of $300.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) during the first nine months of 2022. Partially offsetting the impact of the redemption of the 2028 Notes was higher interest expense in the three-month and nine-month periods ended September 30, 2022 due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and to higher interest rates on credit facility borrowings compared to the year ago periods.

The other expense in the third quarter and first nine months of 2022 includes a $1.5 million loss and a $21.3 million loss, respectively, on the repurchases of the 2028 Notes. In addition, the other expense in the third quarter and first nine months of 2022 includes foreign exchange losses of $0.5 million and $1.2 million, respectively, and a bargain purchase gain of $0.6 million in both periods related to our acquisition of Ford Tool Steels, Inc. in 2022 (See Note 8: Acquisitions within Part I, Item I of this report, for further discussion). The other expense in the third quarter and first nine months of 2021 includes a $98.3 million pension settlement loss and a $5.5 million loss on the repurchase of $150.0 million of the 2028 Notes. In addition, the other expense in the third quarter and first nine months of 2021 includes a $0.9 million loss and a $1.9 million loss, respectively, resulting from the change in the fair value of the embedded derivative connected with the redemption options under the 2028 Notes.

Provision for income taxes. Our effective income tax rate was 27.1% in the third quarter of 2022 and 25.5% in the first nine months of 2022 compared to 24.4% in the third quarter of 2021 and 24.8% in the first nine months of 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings per share. Basic earnings per share was $1.49 in the third quarter of 2022 and $11.00 in the first nine months of 2022 compared to basic income per share of $1.29 in the third quarter of 2021 and $4.90 in the first nine months of 2021. Diluted earnings per share was $1.46 in the third quarter of 2022 and $10.78 in the first nine months of 2022 compared to diluted income per share of $1.27 in the third quarter of 2021 and $4.84 in the first nine months of 2021. The changes in earnings per share are due to the results of operations discussed above.

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

We had cash and cash equivalents of $50.9 million at September 30, 2022, compared to $51.2 million at December 31, 2021. Our total debt outstanding at September 30, 2022 decreased to $477 million compared to $639 million at December 31, 2021 due to income from operations in the first nine months of 2022. We had a debt-to-capitalization ratio of 35% and 54% at September 30, 2022 and at December 31, 2021, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $906 million at September 30, 2022 versus $741 million at December 31, 2021. Our net debt (defined as total debt less cash and cash equivalents) was $426 million and $588 million at September 30, 2022 and December 31, 2021, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP, and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$51	$51
Availability under Ryerson Credit Facility and foreign debt facilities	855	690
Total liquidity	$906	$741

Below is a reconciliation of total debt to net debt:

	September 30, 2022	December 31, 2021
	(In millions)
Total debt	$476.9	$639.3
Less: cash and cash equivalents	(50.9)	(51.2)
Net debt	$426.0	$588.1

Of the total cash and cash equivalents, as of September 30, 2022, $22.3 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net income	$415.3	$188.9
Gain on sale of assets	(3.8)	(107.7)
Pension settlement charge	—	98.8
Loss on retirement of debt	21.3	5.5
Non-cash (gain) loss from derivatives	(18.0)	37.7
Change in operating assets and liabilities:
Receivables	(13.8)	(322.0)
Inventories	(96.3)	(252.0)
Accounts payable	(2.8)	233.6
All other operating cash flows	17.7	45.4
Net cash provided by (used in) operating activities	319.6	(71.8)
Acquisitions, net of cash acquired	(25.5)	(14.5)
Capital expenditures	(71.2)	(25.0)
Proceeds from sale of property, plant, and equipment	8.0	166.0
All other investing cash flows	(2.0)	—
Net cash provided by (used in) investing activities	(90.7)	126.5
Repayment of debt	(320.8)	(156.9)
Net proceeds from short-term borrowings	136.0	79.3
Net increase in book overdrafts	35.0	13.7
Dividends paid to shareholders	(14.0)	(3.1)
Share repurchases	(49.1)	(0.9)
All other financing cash flows	(12.6)	(7.5)
Net cash used in financing activities	(225.5)	(75.4)
Effect of exchange rates on cash and cash equivalents	(3.7)	(0.8)
Net decrease in cash and cash equivalents	$(0.3)	$(21.5)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first nine months of 2021, working capital requirements increased as average selling prices increased due to supply constraints as mills were slow to come back online after COVID-19 shutdowns in 2020. Similarly in the first nine months of 2022, average selling prices continued to increase due to supply constraints and briefly, due to the war between Russia and Ukraine. The first nine months of 2022, however, resulted in cash generated from operations, as opposed to a use of cash in the same period of 2021, due to average selling prices being 26% higher, resulting in significantly higher operating profits more than offsetting a build in working capital. In the first nine months of 2021, we recorded a non-cash pension settlement charge of $98.8 million. The 2021 settlement charge resulted primarily from the purchase of annuities by the Ryerson Pension Plan on behalf of a portion of plan participants which resulted in settlement losses of $98.3 million.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased year-over-year to $71.2 million for the first nine months of 2022 compared to $25.0 million in the first nine months of 2021 as the capital expenditure budget for 2022 was increased to partially utilize the proceeds from two of the 2021 sale-leaseback transactions to modernize operations and to invest in two new facilities in 2022. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $8.0 million and $166.0 million during the first nine months of 2022 and 2021, respectively. See Note 5: Property, Plant, and Equipment within Part I, Item I of this report, for further discussion of the 2021 sale-leaseback transaction. The Company paid $25.5 million in the first nine months of 2022 to acquire Apogee Steel Fabrication Incorporated, Ford Tool Steels, Inc., and Howard Precision Metals, Inc. See Note 8: Acquisitions within Part I, Item I of this report, for further discussion of the acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first nine months of 2022, we repurchased, redeemed, and retired $300.0 million principal of our 2028 Notes, which was partially offset by an increase of $155.0 million in Credit Facility borrowings. Book overdrafts fluctuate based on the timing of payments. In the first nine months of 2022, we repurchased $49.1 million of our common stock. The Company started paying quarterly cash dividends in the third quarter of 2021 resulting in $3.1 million in dividends paid in the first nine months of 2021 and $14.0 million paid to shareholders in the first nine months of 2022.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $17 million as of September 30, 2022. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet decreased to $476.9 million at September 30, 2022 from $639.3 million at December 31, 2021, mainly due to cash generated from operating activities in the first nine months of 2022.

Total debt outstanding as of September 30, 2022 consisted of the following amounts: $471.0 million borrowings under the Ryerson Credit Facility, $7.9 million of foreign debt, and $4.4 million of other debt, less $6.4 million of unamortized debt issuance costs. For further information, see Note 9: Long-term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2021, pension liabilities exceeded plan assets by $95.8 million. Through the nine months ended September 30, 2022, we have made $6.2 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $0.5 million in the remaining three months of 2022 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $483.3 million in principal payments to satisfy its debt obligations, consisting of $7.9 million of foreign debt coming due within a year, $4.4 million of other debt coming due through 2024, and $471.0 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 9: Long-term Debt for further information.

The Company expects to pay approximately $21 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $78 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted-average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2028. The total amount of future lease payments is estimated to be $319 million, with $38 million over the next 12 months. Including leases signed but not yet commenced as of September 30, 2022, total future lease payments is estimated to be $448 million.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of September 30, 2022, we had outstanding purchase obligations of approximately $9.5 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. At December 31, 2021, the estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $666.8 million as compared with the carrying value of $639.3 million. As of September 30, 2022, we have no publicly traded debt. The carrying value of our debt was $476.9 at September 30, 2022. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes. As of September 30, 2022, we have no outstanding interest rate swaps. In November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022; this swap was terminated in August 2022.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The fair value of the interest rate swap as of September 30, 2022 was zero. The Company recognized a gain of $1.4 million related to mark-to-market changes and interest expense of $0.6 million in current earnings for the nine months ended September 30, 2022. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the nine months ended September 30, 2022 into earnings was a loss of $1.9 million.

Approximately 1% of our debt is at fixed interest rates as of September 30, 2022. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first nine months of 2022 by approximately $3.2 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.5 million outstanding at September 30, 2022 with a fair value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2022, the Company recognized a gain of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2022 would increase or decrease the fair value of the foreign currency contracts by $0.1 million or ($0.2) million, respectively.

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

As of September 30, 2022, we had 77,952 tons of hot roll coil swap contracts with a net asset value of $0.4 million, 8,452 tons of aluminum swap contracts with a net liability value of $6.4 million, 487 tons of nickel swap contracts with a net asset value of $2.2 million, and 280,000 gallons of diesel fuel contracts with a net asset value of $0.3 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2022, the Company recognized a loss of $0.5 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2022 would increase or decrease the fair value of commodity derivative contracts by $1.5 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2022.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of September 30, 2022, please refer to Note 11: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

Since the stock price of our common stock has fluctuated in the past, has been recently volatile, and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the third quarter of 2022 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	7,441	26.82	7,441	74.8
September 1, 2022 - September 30, 2022	26,810	26.32	26,810	74.1
	34,251		34,251

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

Date: November 2, 2022