Form 10-K
period 2022-12-31
Ryerson Holding Corp
filed 2023-02-22
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the New York Stock Exchange on such date was approximately $422,950,843. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 20, 2023 there were 36,988,544 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

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
•
managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation or deflation;
•
the management of inventory and other costs and expenses;
•
customer, supplier, and competitor consolidation, bankruptcy, or insolvency;
•
the impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;
•
the impact of geopolitical events, including Russia's invasion of Ukraine and global trade sanctions;
•
future funding for postretirement employee benefits may require substantial payments from current cash flow;
•
the failure to effectively integrate newly acquired operations;
•
the regulatory and other operational risks associated with our operations located outside of the United States (“U.S.”);
•
the ability of management to focus on North American and foreign operations;
•
currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, the Mexican peso, and the Hong Kong dollar;
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
•
the risk of product liability claims;
•
our indebtedness and the covenants in instruments governing such indebtedness;
•
the ability to comply with the terms of our asset-based credit facility; and
•
the ownership of a significant portion of our equity securities by a single investor group.

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

PART I

ITEM 1. BUSINESS.

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 15,924,478 shares of our common stock, which is approximately 43% of our issued and outstanding common stock.

We are a leading value-added processor and distributor of industrial metals with operations in the United States ("U.S") through JT Ryerson and other U.S. subsidiaries, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct metal processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 4,200 employees across 96 facilities in North America and four facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the products we sell are processed to meet customer requirements.

Our business strategy includes providing a superior level of customer service and responsiveness, technical services, and inventory management solutions while maintaining low operating costs in order to maximize financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions.

To that end, we continue to focus on our interconnected network, systems, and enhancing our value-added services and online presence to provide increased access, functionality, and flexibility to our customers. We are using advanced analytics to improve pricing and inventory utilization. Our service centers are strategically located near our customers, which permits us to quickly process and deliver our products and services, often the day after receiving an order. We own, lease, or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. Our range of products together with our breadth of services allows us to service a diverse customer base and to create long-term partnerships with our customers and enhances our profitability.

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. Ryerson’s M&A strategy includes both transformative turnaround acquisitions and value-add, bolt-on acquisitions. Recently, Ryerson has focused on bolt-on acquisitions. In 2022, Ryerson's larger acquisitions included Excelsior, Inc. (“Excelsior”) and Howard Precision Metals, Inc. (“Howard”). Excelsior is a full-service fabrication and machining company based in Fresno, California with advanced processing capabilities including machining centers, laser and waterjet cutting, welding, and complex assemblies that are a value-add to Ryerson's processing capabilities. Howard, based in Milwaukee, Wisconsin, is one of the largest aluminum distributors in the Midwest, specializing in value-added processing services including high-quality precision-cut aluminum plate and saw-cut extruded aluminum bar distribution. Please refer to the Section titled “Acquisitions” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information regarding all acquisitions made in 2022.

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

By aggregating end-users’ demand and purchasing metal in bulk to take advantage of economies of scale, metals service centers may purchase, process, and deliver metal to end‑users in a more efficient and cost‑effective manner than the end‑user may achieve by dealing directly with the primary producer. Further, specialized metals processing equipment is costly and requires high‑volume production to be cost effective, and many customers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Due to this, many customers have reduced their in-house processing capabilities, opting to source processed metal from service centers like us. This saves our customers time, labor, and expense, reducing their overall manufacturing costs, while permitting us to increasingly focus on value-added services and expanding our mix of fabrication products, which typically sell at higher margins. This supports our capital expenditures on processing equipment to grow annual gross profit margin.

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

The metals service center industry typically experiences cash flow trends that are counter-cyclical to the revenue and volume growth of the industry. During an industry downturn, companies generally reduce working capital assets and generate cash as inventory and accounts receivable balances decline, and as a result, operating cash flow and liquidity tend to increase during a downturn.

Competitive Strengths

Leading Market Position in North America.

Based on sales, we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 96 facilities.

Our service centers are located near our customer locations, enabling us to timely deliver to customers across numerous geographic markets. Additionally, our widespread network of locations in the U.S., Canada, and Mexico helps us to utilize our expertise to efficiently serve customers with complex supply chain requirements across multiple manufacturing locations. We believe this is a key differentiator for customers who need a supplier that can reliably and consistently support them. Our ability to transfer inventory among our facilities better enables us to timely and profitably source and process specialized items at regional locations throughout our network than if we were required to maintain inventory of all products and specialized equipment at each location.

Broad Geographic Reach Across Attractive End Markets.

Our operations serve a diverse range of industries including commercial ground transportation, metal fabrication and machine shops, industrial machinery and equipment manufacturing, consumer durable equipment, HVAC manufacturing, construction equipment manufacturing, food processing and agricultural equipment manufacturing, and oil and gas. We believe this broad range of industries in which we sell our products and services reduces our risk related to a downturn in a specific industry. We believe that our ability to quickly adjust our offerings based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets. We are focused on expanding our presence within growing, secular markets, including electric vehicles and renewable energy.

Established Platform for Organic and Acquisition Growth.

Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our service, product, customer, and geographic diversification. Our strategies include investing in value-added processing capabilities, analytically targeting attractive customers and end markets with our supply chain optimization service model, industry consolidation through targeted M&A, and providing customers faster and easier solutions to their metal needs, which we believe will provide us with growth opportunities.

Given the highly fragmented nature of the metals service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. When integrating acquired businesses into our operational model, we may draw on our large scale and geographic reach to improve operational and financial performance through greater purchasing power, improved expense and working capital management, increased access to additional end markets, and broadening product mix.

Lean Operating Structure Providing Operating Leverage.

We have demonstrated the ability to effectively manage expenses through tactical productivity and spending improvements. In a stronger demand environment for metals service centers characterized by increases in shipments and/or pricing, we believe that most additional expenses to service higher revenues and margin would come from leveraging economies of scale across our fixed expenses. In 2022, our warehousing, selling, general, and administrative expenses increased by $24.0 million compared to 2021, but decreased as a percentage of sales by 90 basis points, illustrating our ability to manage cost pressures and realize expense leverage.

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other metals service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,000,000 orders per year. We provide supply chain solutions, including just-in-time delivery and value-added processing, to many original equipment manufacturing customers.

For the year ended December 31, 2022, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors accounted for less than 16% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy. Our senior management has an average of more than 30 years of experience in the metals or service center industries. Our Chief Executive Officer (“CEO”) and President, Mr. Edward Lehner, who joined the Company in August 2012 as Chief Financial Officer (“CFO”) and became CEO in June 2015, has 31 years of experience, predominantly in the metals industry. Mr. Mike Burbach, our Chief Operating Officer, has over 39 years of experience with the Company and previously served as the President, North-West Region of the Company. Mr. Jim Claussen, Executive Vice President & CFO, has 28 years of industry experience.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported slowing growth for most of 2022 with readings decreasing, yet still above 50%, indicating expansion in factory activity. This downward trend continued with readings turning below 50% starting in November 2022 and continued into 2023 with a reading of 47.4% for January. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Additionally, the Department of Commerce announced that real GDP increased 2.1 percent in 2022 and the Federal Reserve projected that the median growth rate in real GDP would be 0.7%, 1.8%, and 2.2% for 2023, 2024, and 2025, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. Our end markets are supported by the strength of the manufacturing economy, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production is expected to have expanded by 4.3% in 2022 and is further expected to grow by 0.5% in 2023 and 2.2% in 2024.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels, and aluminum, and a limited line of nickel and red metals. These materials are stocked in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals, and tubing.

We also provide a wide variety of processing services to meet our customers’ needs. Most of the products that we carry require expensive specialized equipment for material handling and processing. We believe few of our customers have the capability to process the metal into the desired sizes, forms, or finishes or they are unwilling to incur the significant capital expenditures to acquire the necessary equipment. We are growing and diversifying our product mix mainly as a result of our targeted growth strategy to provide increased levels of value-added processing services. We believe our enhanced processing capabilities will increase our ability to sell higher-margin metals processing services to a larger group of customers. We expect this, together with our focus on maintaining pricing discipline related to our processing services, will increase our gross profit margin.

We had capital expenditures of $274.6 million in the five-year period ended December 31, 2022. We are increasing our investments in processing equipment to offer more value-added processing to our customers in an effort to increase our margins and profitability. We currently perform processing services on nearly 80% of the materials sold by us.

The following pie charts show our percentage of sales by major product lines for 2022 and 2021:

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

For the year ended December 31, 2022, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors, accounted for approximately 16% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the U.S.

The following pie charts show the Company’s percentage of sales by metal consuming industry for 2022 and 2021:

Our customers are primarily located throughout the U.S., but we also have international customers. Our decentralized operating structure and facilities located near or close to most of our customers enable an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our in-house and dedicated truck fleet, which further supports the just-in-time delivery requirements of our customers, and via third-party trucking firms.

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

We also have international facilities located in Canada, Mexico, and China. Net sales of our international locations (based on where the shipments originated) accounted for 8.8% of our consolidated 2022 net sales, or $558.6 million. See Note 14 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

For the year ended December 31, 2022, our top 25 suppliers, including their subcontractors, accounted for approximately 78% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions in the past, we believe both our size and our long-term relationships with our suppliers has enabled us to meet our material requirements and will continue to allow us to do so in the future.

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staff, which together consist of approximately 850 employees, include technical personnel. Additionally, we offer our customers the ability to purchase our products through our e-commerce website.

Because much of our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

In 2022, we continued to focus on organic growth by expanding existing facilities and adding processing equipment. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2022, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $134.6 million.

	Additions	Retirements or Sales	Net
	(In millions)
2022	$105.1	$8.3	96.8
2021	59.3	68.5	(9.2)
2020	26.0	0.2	25.8
2019	45.8	57.5	(11.7)
2018	38.4	5.5	32.9

The net reductions in 2019 and 2021 are related to sale lease-back transactions. See Part II, Item 8, Note 5: Property, Plant, and Equipment for additional information on the 2021 sale-leaseback transactions. The lower amount of additions in 2020 was caused by capital expenditures deferred to 2021 and 2022 as spending was reduced due to uncertainties surrounding the COVID-19 pandemic. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $95 million for 2023, much of which is related to purchases geared towards highly accretive projects focused on strategic initiatives, IT infrastructure investment, and growth, along with maintenance projects. We expect all of the 2023 capital expenditures to be funded using proceeds from the cash generated by operations and borrowings on our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”). We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation. For the long term, we expect capital expenditures to normalize to a rate that approximates depreciation.

Environmental, Health, and Safety Matters

Our facilities and operations are subject to many federal, state, local, and foreign laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure, and other matters. We believe that our operations are currently in compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements, or to pay for any investigations, corrective action, or claims. However, claims, enforcement actions, or investigations regarding personal injury, property damage, or violation of environmental laws could result in substantial costs to us, divert our management’s attention, and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement safeguards to mitigate any environmental, health, and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, and these costs and liabilities could have a material adverse effect on the results of operations, financial condition, or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the federal, state, local, and foreign level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot accurately predict the financial impact of future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. At a December 4, 2018 meeting with the Portland Harbor Participation and Common Interest Group (“PCI Group”), of which JT Ryerson is a member, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the ROD within the next two to three years. As set forth more fully below, those dates have been extended until 2024 and 2025.

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design. The EPA did not include JT Ryerson in those meetings. It did include Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel’s 2020 disclosures filed with the EPA acknowledged that Schnitzer Steel is the legal successor to the prior operators (including JT Ryerson) in the designated area. Schnitzer Steel has also indicated that JT Ryerson was not a significant contributor of any contaminants of concern.

On February 12, 2021, the EPA announced that one hundred percent of the PHS Site is now in the active remedial design phase.

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

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress. In the meantime, the voting parties of the PCI Group (which does not include JT Ryerson) have begun the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs.

Once that advocacy process is completed, the Allocation Team will prepare a proposed Joint Preliminary Allocation Report (“JPAR”) of costs among the PRPs. The current timeline projects that the draft JPAR will be issued in June 2024, with a 90-day comment period to conclude in September 2024 and the final JPAR to be issued by the end of 2024. Once the final JPAR is issued, a six-month mediation period will commence. All PRPs, including JT Ryerson, will participate in this mediation process, during which the PRPs will attempt to agree on a final cost allocation. These dates are subject to change.

The Advocacy Group, a subset representing the interests of the PCI Group, met with the EPA on November 8, 2022, at which time the EPA set forth its desire for a single overarching Consent Decree to include implementation of the various proposed remedial design plans. That consent decree would set forth the plan for sequencing and costs of and payment for all work to be done at the site with all settling defendants to agree to site-wide covenants not to sue. The EPA would like this consent decree to be signed by the summer of 2025.

In the meantime, the EPA is preparing an updated Draft Sequencing Scenario for Current Project Areas to be issued in or around the first quarter of 2023. The EPA indicated that it anticipates that Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean up plans, will be issued to PRPs between the end of 2023 and mid-2024.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed and the SNLs are issued. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA. As a result of the ongoing negotiations and filings over the ROD and the EPA’s decision not to meet with smaller parties, we cannot determine how allocations will be made and whether a de minimis settlement can be reached with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2022 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Our U.S. operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. We operate a private trucking motor fleet for making deliveries to some of our customers. Our drivers do not carry any material quantities of hazardous materials. Our foreign operations are subject to similar regulations. Future regulations could increase maintenance, replacement, and fuel costs for our fleet. These costs could have a material adverse effect on our results of operations, financial condition, or cash flows.

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

Environmental, Social, and Governance

In 2022, Ryerson released its inaugural Environmental, Social, and Governance ("ESG") report, which outlines our commitment to operating sustainably, transparently, and responsibly to the betterment of all stakeholders. The report also includes our Materiality Matrix, the product of a materiality assessment which was developed by forming a list of ESG topics, benchmarking priorities against industry leaders, conducting stakeholder interviews, and reviewing findings with Company leadership. Ryerson is utilizing insights from the Matrix to target improvement in certain categories, including energy and emissions, sustainable products, data security, diversity, equity, and inclusion ("DEI"), and talent and future workforce. Discussions of DEI and talent and future workforce are included within the Human Capital section directly below.

Our ESG Report includes important content on our governance practices, including how we continuously monitor and analyze ourselves and our supply-chain relationships in order to operate with a high level of integrity. We strive, and expect our suppliers, to comply with all applicable laws and regulations as well as Ryerson's Human Rights Policy, Conflict Minerals Policy, and Code of Ethics and Business Conduct.

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

Talent and Future Workforce. Our recruitment and talent management teams lead our mission to attract, retain and develop diverse talent. These teams are organized under our newly formed Talent Management Office ("TMO"), which includes our Chief Human Resources Officer, our Director of Talent Management, and other senior leaders. The TMO is responsible for our recruiting efforts, attracting the best talent, increasing diversity and hiring efficiencies, facilitating onboarding, and continuing education opportunities to engage employees as they join Ryerson and build their careers with us.

As part of retaining and developing talent, Ryerson offers employees competitive compensation, expanded benefits including a newly implemented parental leave policy, career growth through its learning platform, mentorship and tuition reimbursement programs, and engagement through all-employee surveys conducted periodically.

Diversity and Inclusion. Ryerson is embracing diversity and inclusion via our Diversity, Equity, and Inclusion council ("DEI Council") that focuses on employee engagement, DEI training, and community outreach efforts with the mission of fostering an environment across the organization that values diversity of experiences and perspectives and encourages inclusivity in all aspects of the business.

Additionally, Ryerson leadership is updating policies and programs to support DEI practices. Aside from the formation of the DEI Council, these include the Company’s Code of Ethics & Business Conduct, Anti-harassment policy, Equal Employment Opportunity policy, Sponsorship Program, and Mentoring Program. As part of our commitment to improving our DEI, Ryerson was excited to announce its new parental leave policy in 2021. This new policy ensures that all parents have equal access to parental leave benefits and the opportunity to spend time with their new child. Equal rights and access to parental leave are vital elements to promoting gender equality in the workplace. Further, Ryerson is invested in DEI training by providing employees with training on being inclusive, avoiding bias, and workplace intervention. Additional training is also available at any time on the Company’s learning platform, where employees can select from a growing catalog of DEI courses.

Employee Health, Wellness, and Safety. Health, safety, and wellness are fundamental expectations of our Board, executives, employees, and our customers. Our safety standards, which go beyond industry standards and the minimum legal requirements, have helped protect the well-being of our people and prevent workplace injuries. Our commitment towards a zero-injury workplace is constant and driven by an Environmental, Health, and Safety policy that reinforces the goal. Our 2022 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 3.03, which was better than the industry average as reported by the Bureau of Labor Statistics.

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

Compensation and Benefits. We provide robust compensation and benefits programs to help meet the financial needs of our employees. In addition to salaries, we provide annual and quarterly sales incentive plans, healthcare and insurance benefits, health savings and flexible spending accounts, retirement savings contribution matching, paid time off, parental leave, employee assistance programs, and tuition assistance. Additionally, we have targeted equity-based grant programs with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Employee Headcount and Unions. See Item 1A, Risks Related to Operating our Business, sub-section "Any significant work stoppages can harm our business", as well as Note 13: Commitments and Contingencies within Part II, Item 8 "Financial Statements and Supplementary Data" for further information.

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

The metals services industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us. Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Consequently, changing metals prices could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations.

Disruptions could occur due to factors beyond our control, including economic downturns, political unrest, port slowdowns, trade issues, including increased export or import duties or trade restrictions, health crises, climate related disruptions, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products to us. Public health problems may result in quarantines, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of materials, higher costs for available supplies, or cause other disruptions within our operations and supply chain. Public health problems may cause increased costs of certain supplies and disruptions and delays within our supply chain, and may expose us to unanticipated liability or require us to change our business practices.

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

Our customer base primarily includes manufacturing and industrial firms. Some of our customers operate in industries that are undergoing consolidation through acquisition and merger activity and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the U.S. and Canada. To the extent that our customers cease U.S. operations or relocate to regions in which we do not have a presence, we could lose their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could impact our customer base and market share.

Global metal overcapacity and imports of metal products into the United States have adversely affected, and may again adversely affect, United States metal prices, which could impact our sales and results of operations.

At times, global metal production capacity may exceed global consumption of metal products. Such excess capacity sometimes results in metal manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices and sometimes at or below their cost of production. Excessive imports of metal into the U.S. have exerted and may exert in the future, downward pressure on U.S. steel prices which may negatively affect our results of operations.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2022, our top 25 suppliers represented approximately 78% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

RISKS RELATED TO MARKET AND ECONOMIC VOLATILITY

Changes in inflation may adversely affect financial performance.

Fluctuations in inflation could result in, and recent inflationary pressures have resulted in, lower revenues, higher costs, and decreased margins, profits, and earnings. Rapid or significant inflation could continue to increase the costs we incur to procure, process, package, and deliver our metal to customers and we may not be able to increase selling prices to customers at the same rate, resulting in decreased margins and operating profits. Prolonged periods of deflation could adversely affect the degree to which we are able to maintain or increase selling prices resulting in decreased revenues, margins, and operating profits. Additionally, prolonged deflation could impact our availability on the Ryerson Credit Facility as the value of our accounts receivable and inventory decreases.

In addition, we rely on arrangements with third-party shipping and freight companies for the delivery of our products. Freight and shipping costs may increase due to inflation, and any such increases could adversely affect our margins unless we are able to increase selling prices at the same rate.

We monitor the risk that the principal markets in which we operate could continue to experience increased inflationary conditions. The onset, duration, and severity of an inflationary period cannot be estimated with precision.

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

We have grown through a combination of internal expansion, acquisitions, and joint ventures. We intend to continue to grow through selective acquisitions, but we may not be able to identify appropriate acquisition candidates, obtain financing on satisfactory terms, consummate acquisitions, or integrate acquired businesses effectively and profitably into our existing operations. Restrictions contained in the agreements governing the Ryerson Credit Facility, or our other existing or future debt may also inhibit our ability to make certain investments, including acquisitions, and participations in joint ventures.

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

Certain of our operations are located outside of the U.S., primarily in Canada, China, and Mexico. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving anything of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties.

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

We may be adversely affected by currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, the Hong Kong dollar, and the Mexican peso.

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China. We also conduct business in Mexico. We may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar, the Chinese renminbi, the Hong Kong dollar, or the Mexican peso, which could have a material adverse effect on our results of operations. In addition, we are subject to translation risk when we consolidate our Canadian, Chinese, and Mexican subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar, Chinese renminbi, the Hong Kong dollar, or the Mexican peso could reduce the value of these assets as reported in our financial statements, which could, as a result, reduce our stockholders’ equity.

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

Moreover, the Chinese court system does not provide the same property and contract right guarantees as do courts in the U.S. and, accordingly, disputes may be protracted and resolution of claims may result in significant economic loss.

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

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, communicate customer information, and aggregate daily sales, margin, and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. We could be required to expend substantial resources to upgrade our information systems or integrate them with the systems of companies we have acquired. The upgrade or integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

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

As of December 31, 2022, we employed approximately 3,900 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 2,100 plant employees. Sixteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Four renewal contracts covering 98 employees were successfully negotiated in 2022. Six contracts covering 120 employees are currently scheduled to expire in 2023.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2022, our pension plan had an unfunded liability of $73.0 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

•
any developments with respect to our pursuit of strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, or licensing and other transactions
•
changes in regulatory or industry standards applicable to our products;
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
•
general economic, industry, and market conditions; and
•
other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism, and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornadoes, or other adverse weather and climate conditions, whether occurring in the U.S. or elsewhere, could disrupt our operations, disrupt the operations of our suppliers, or result in political or economic instability.

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

We paid cash dividends on our common stock in each quarter of 2022, but any future dividend payments are at the discretion of our Board of Directors.

We have recently paid regular quarterly cash dividends on our common stock. Any declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see “Dividend Policy.” Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit, but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock.

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

Our Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations, and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

RISKS RELATED TO OUR CAPITAL STRUCTURE

We have indebtedness under our Ryerson Credit Facility, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

As of December 31, 2022, our total indebtedness was $367 million and we had approximately $826 million of unused capacity under the Ryerson Credit Facility. Our indebtedness may:

•
make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
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

We may also incur additional indebtedness in the future. The terms of the Ryerson Credit Facility restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The covenants in the Ryerson Credit Facility and covenants contained in agreements governing indebtedness that we incur in the future may impose, restrictions that may limit our operating and financial flexibility.

The Ryerson Credit Facility contains a number of significant restrictions and covenants that limit our ability and the ability of our restricted subsidiaries, including JT Ryerson, to:

•
incur additional debt;
•
make certain investments or other restricted payments;
•
create liens or use assets as security in other transactions;
•
merge, consolidate, transfer, or dispose of substantially all of our assets; and
•
engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2022, total credit availability under the Ryerson Credit Facility was $826 million. See discussion regarding the Ryerson Credit Facility in Note 10:

“Debt” of Part II, Item 8 “Financial Statements and Supplementary Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in the Ryerson Credit Facility. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with financial covenants that are contained in the Ryerson Credit Facility or that may be contained in any future indebtedness. In addition, complying with these covenants may also cause us to take actions that are not favorable to our stockholders and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Balances outstanding on the Ryerson Credit Facility and our other outstanding indebtedness are expected to account for significant cash interest expenses. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to sell assets, seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, or seek additional financing. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.

Because the majority of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

The majority of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2022, we had $365.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $826 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2022 a 100 basis point increase in the interest rate on our floating rate debt effective from the beginning of the year would increase our interest expense under the Ryerson Credit Facility and the China credit facility by approximately $4.3 million, on an annual basis. The Federal Reserve has increased interest rates throughout 2022 and early 2023, increasing our interest expense on the Ryerson Credit Facility. The expectation is that additional rate hikes will occur in 2023. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Platinum owns approximately 15,924,478 shares of our common stock, which is approximately 43% of our issued and outstanding common stock. Therefore, Platinum may be able to determine all matters requiring stockholder approval. For example, Platinum may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors, and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. As a result of Platinum’s ownership of a significant portion of the Company’s outstanding capital stock as well its board nomination rights pursuant to the Investor Rights Agreement, Platinum may significantly influence or effectively control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, and the payment of dividends. In addition, Platinum has significant control over our decisions to enter into any other corporate transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson and its U.S. affiliates maintain 82 operational facilities, including 8 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 66% of these facilities are leased. The lease terms expire at various times through 2042. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Leased
Phoenix, AZ	Leased
Fresno, CA (2)	Leased
Livermore, CA	Leased
Santa Clara, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Wilmington, DE	Leased
Jacksonville, FL	Owned
Tampa Bay, FL	Leased
Lavonia, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Leased
Dekalb, IL	Leased
Downers Grove, IL*	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Owned
Wichita, KS	Leased
Shelbyville, KY**	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Leased
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Leased
St. Louis, MO	Owned
Jackson, MS	Owned
Charlotte, NC**	Owned
Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Winston-Salem, NC*	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Hampstead, NH*	Leased

Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased
Stow, OH	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Leased
Tulsa, OK	Leased
Ambridge, PA**	Leased
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC**	Owned
Chattanooga, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Leased
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX (2)	Leased
McAllen, TX	Leased
Odessa, TX	Leased/Vacated
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Leased
Centralia, WA	Leased
Spokane, WA	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI (2)	Owned

* Office space only

** Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson Holding, has ten operational facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Five facilities are leased. The lease terms expire at various times through 2027.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Burlington, ON (includes Canadian Headquarters)	Leased
Mississauga, ON	Leased
Vaudreuil, QC	Leased

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

ITEM 3. LEGAL PROCEEDINGS.

For information concerning legal proceedings as of December 31, 2022, please refer to Note 13: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K, which is incorporated into this item by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 22, 2023, there were 7 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We paid cash dividends on our common stock in all four quarters of 2022; $0.100 per share in the first quarter, $0.125 per share in the second quarter, $0.150 per share in the third quarter, and $0.160 per share in the fourth quarter. The declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2017 to December 31, 2022. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co., Olympic Steel Inc., and Worthington Industries, Inc., each of which has securities listed for trading on the NASDAQ; Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange; and Klöckner & Co SE., which has securities listed for trading on the XETRA Frankfurt Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Ryerson Holding	$100.00	$60.09	$112.13	$129.29	$248.48	$293.46
S&P 500	$100.00	$95.41	$124.56	$146.30	$186.19	$154.15
Peer Group	$100.00	$80.11	$120.86	$132.26	$171.23	$204.41

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 4, 2021, the Board of Directors authorized a share repurchase program that permitted the purchase of up to $50 million of the Company’s outstanding shares of common stock. This program was exhausted during the second quarter of 2022. On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. The authorization is effective through August 4, 2024, unless terminated. Under the share repurchase program, management is not obligated to repurchase, but has discretion in determining the conditions under which shares may be purchased from time to time. We may opportunistically repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. During the year ended December 31, 2022, we repurchased 1,700,766 shares at an average cost of $29.39 per share, or $50.0 million in total. As of December 31, 2022, we had remaining authorization to purchase an additional $73.2 million of shares.

Our share repurchase activity during the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
	(In millions, except shares and per share data)
October 1, 2022 - October 31, 2022	8,646	$26.53	8,646	$73.9
November 1, 2022 - November 30, 2022	24,337	26.64	24,337	73.2
December 1, 2022 - December 31, 2022	—	—	—	73.2
	32,983		32,983

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2021 items and year-over-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 15,924,478 shares of our common stock, which is approximately 43% of our issued and outstanding common stock.

We are a leading value-added processor and distributor of industrial metals with operations in the United States ("U.S") through JT Ryerson and other U.S. subsidiaries, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct metal processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the U.S., Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of nearly 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2022, Ryerson experienced higher average selling prices of 15.1% and lower shipments of 3.2%, as global demand outpaced supply availability in the first half of 2022. This dynamic reversed in the second half of 2022 due to higher inflation and high interest rates putting downward pressure on economic conditions. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

Throughout 2022, indicators in the key steel industry end markets reported slowing growth. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported decreasing activity during the year with readings declining despite still holding above 50%, indicating decelerating expansion in factory activity. This trend continued to a reading below 50% in November and December of 2022, indicating contraction in factory activity. Similarly, U.S. Industrial Production, which reports year-over-year industrial sector business output, reported slowing growth in output for most of the year.

According to the Metal Service Center Institute, North American service center volumes decreased by 2.3% in 2022 compared to 2021. On a North American basis, Ryerson's North American volumes declined 1.9% over the same period, outpacing the industry. While most sectors experienced declines in volumes, Ryerson experienced demand growth in commercial ground transportation, oil & gas, HVAC, and construction equipment on a year-over-year basis.

2022 Performance Highlights

These key metrics illustrate Ryerson’s financial performance for the full year 2022 compared to 2021:

$6.3B	20.7%	$391M
Total Revenues	Gross Margin	Net Income Attributable to Ryerson Holding Corporation
11% increase	50bps increase	$97M increase

$10.21	$10.54	$501M
Diluted EPS	Adjusted Diluted EPS	Cash from Operating Activities
$2.65 increase	$3.08 increase	$466M increase

A reconciliation of diluted EPS to adjusted diluted EPS is provided below.

Domestic steel demand started strong in the first half of 2022 driven by macroeconomic factors such as the Russia/Ukraine war which caused a surge in demand due to concerns about resource scarcity, but inflation and rising interest rates in the second half of the year dampened demand. Compared to 2021, average selling prices increased by 15.1% and tons shipped decreased by 3.2%, resulting in a year-over-year revenue increase of 11.4%. Gross margin expanded by 50 bps from 2021 as rapidly increasing market prices, and therefore selling prices, outpaced inventory costs. Warehousing, delivery, selling, general, and administrative expenses for 2022 increased by $24.0 million compared to 2021 driven by increased selling, general, and administrative costs, primarily due to increased delivery costs and expenses from acquired businesses. However, expenses as a percentage of sales decreased from 12.5% to 11.6% as the Company was able to mitigate inflationary pressures and achieve expense leverage. As a result of the Company’s exceptional performance, evidenced by record revenue, average selling prices, and gross profit, we generated record net income attributable to Ryerson Holding Corporation of $391.0 million, or $10.21 per diluted share, in 2022. This compares to net income attributable to Ryerson Holding Corporation of $294.3 million, or earnings of $7.56 per diluted share, for 2021.

To provide greater insight into the Company’s 2022 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or earnings per share determined in accordance with GAAP. Illustrated in the below table, the 2022 net income attributable to Ryerson Holding Corporation of $391.0 million includes $21.3 million of expenses related to the redemption of $300.0 million of the 8.50% senior secured notes due 2028 (the “2028 Notes”), a $3.8 million gain on the sale of assets, and a $0.6 million bargain purchase gain related to the acquisition of Ford Tool Steels, Inc. After adjusting for these non-core business transactions and the related provision for income taxes, the adjusted net income attributable to Ryerson Holding Corporation for 2022 is $403.6 million, an increase of $113.6 million compared to the prior year’s adjusted net income attributable to Ryerson Holding Corporation of $290.0 million which included adjustments for a $109.6 million gain related to the sale-leaseback transactions completed during 2021, $98.3 million of nonrecurring pension settlement expenses driven by a partial annuitization of our pension liabilities, $5.5 million of expenses related to the redemption of $100.0 million of the 2028 Notes, and related income taxes.

(Dollars and shares in millions, except per share data)	2022	2021
Net income attributable to Ryerson Holding Corporation	$391.0	$294.3
Gain on bargain purchase	(0.6)	—
Gain on sale of assets	(3.8)	(109.6)
Loss on retirement of debt	21.3	5.5
Pension settlement charge	—	98.3
Provision (benefit) for income taxes	(4.3)	1.5
Adjusted net income attributable to Ryerson Holding Corporation	$403.6	$290.0
Diluted earnings per share	$10.21	$7.56
Adjusted diluted earnings per share	$10.54	$7.46
Shares outstanding - diluted	38.3	38.9

Ryerson generated cash from operating activities of $501.2 million in 2022, an increase compared to $35.0 million generated in 2021 driven by net income from operations.

Ryerson’s 2022 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra as we strive to grow volume and sustainably expand margins by increasing our fabrication business and improving our speed through our use of both tools and analytics.

Ryerson’s financial strategy includes a focus on generating cash from operating activities and continuously improving a “through the cycle” operating model in order to maintain a strong balance sheet, re-invest in the growth of the business, and generate returns to shareholders. In 2022, the Company achieved major milestones in its financial strategy. During the year, Ryerson successfully eliminated its high yield debt through redemption of all the outstanding principal of the 2028 Notes, creating annual interest savings of approximately $25.5 million. As a result of strong operating cash flow, total debt decreased from $639 million as of December 31, 2021 to $367 million as of December 31, 2022 and net debt (defined as total debt less cash and cash equivalents) decreased from $588 million to $328 million. Net debt is not a GAAP financial measure. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP. A reconciliation of debt to net debt is provided with the “Liquidity and Capital Resources” discussion below

In addition, Ryerson amended and upsized its revolving credit facility to $1.3 billion from $1.0 billion on improved pricing terms while extending the maturity to June 2027, allowing for balance sheet flexibility on improved availability of liquidity to match business needs.

Throughout the year, Ryerson’s Board of Directors increased the quarterly cash dividend consecutively across all four quarters. During this period, the Company also completed its $50 million share repurchase authorization fourteen months ahead of schedule, including repurchasing 1.6 million shares from its largest shareholder, Platinum Equity, which increased the free float of shares to 57% of shares outstanding, up from 46%. In August, the Board also approved a new share repurchase program authorizing the Company to purchase up to an aggregate of $75 million of common stock over the following two years, expiring in August 2024. These accomplishments, along with the retirement of high yield debt represent the transformation of Ryerson’s capital structure and reflect the Company’s commitment of delivering value to shareholders and underscore its confidence in its transformed balance sheet and improved operating model while also providing the ability to purchase shares below intrinsic value. Further underscoring this commitment and confidence, Ryerson’s Board of Directors approved a one-cent increase to the dividend to $0.17 per share of common stock in February of 2023. In 2022, the Company repurchased approximately 1.7 million shares, resulting in a return to shareholders of approximately $50.0 million. Combined with distributed dividend payments, Ryerson returned approximately $70 million to shareholders in 2022.

In recognition of the Company’s substantially reduced debt, Ryerson received credit upgrades from two of its covering agencies in 2022 and received a credit rating upgrade from the third in February of 2023. Moody’s upgraded Ryerson’s corporate rating to Ba3 from B1, Standard & Poor’s (“S&P”) upgraded it to BB- from B+, and Fitch issued an upgrade to BB from BB-. The following table summarizes the Company’s ratings by agency as of February 22, 2023.

Agency	Corporate	Revolving Credit Facility	Outlook
Moody's	Ba3	Ba3	Stable
S&P	BB-	N/A	Stable
Fitch	BB	BBB-	Stable

During the year, the Company invested in optimizing its service center network through organic growth investments as well as strategic acquisitions. In August, construction completed on a new 214,000 square foot service center facility in Centralia, Washington, which will serve the Pacific Northwest market and feature advanced processing capabilities for sheet, plate, and long products. In June, Ryerson broke ground on a new 900,000 square foot service center facility for its wholly-owned subsidiary, Central Steel & Wire Company, located in University Park, IL, which will feature expanded bar and tube processing capabilities and is expected to be operational by the middle of 2023.

In addition, Ryerson augmented its service center network through the acquisition of four companies, Apogee Steel Fabrication Incorporated, Ford Tool Steels, Inc., Howard Precision Metals, Inc., and Excelsior, Inc. These additions bring advanced value-added processing capabilities, enhance supply chain networks and service points, and broaden Ryerson’s transactional customer portfolio and exposure to secular end markets including electric vehicles and renewable energy.

In December, Ryerson published its inaugural Environmental, Social, and Governance ("ESG") report, which describes the Company’s ESG governance and commitment to making meaningful progress in five key focus areas: diversity, equity and inclusion, energy and emissions, talent and future workforce, circular economy, and data security. Additionally, the report highlights Ryerson’s scope 1 and 2 emissions, relative emissions comparisons to metals and distribution peers, commitment to employee safety and continued outperformance of industry average OSHA rates, as well as initiatives by the Company’s talent management office to develop its workforce.

Industry Developments

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2022, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of December 31, 2022.

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

Acquisitions and Investments

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

On May 31, 2022, JT Ryerson paid $2.9 million to acquire Ford Tool Steels, Inc. (“FTS”), a tool steel processor located in St. Louis, Missouri. FTS serves customers across the Midwest U.S. with tool steel and alloys, as well as cut-to-length sawing, plate sawing, and grinding and milling services.

On August 31, 2022, JT Ryerson acquired Howard Precision Metals, Inc. (“Howard”), one of the largest aluminum distributors in the Midwest. Based in Milwaukee, Wisconsin, Howard specializes in value-added processing services including high-quality precision-cut aluminum plate and saw-cut extruded aluminum bar distribution. The total amount paid by JT Ryerson for the acquisition amounted to $19.2 million.

On November 1, 2022, JT Ryerson paid $31.8 million to acquire Excelsior, Inc. (“Excelsior”). Based in Fresno, California, Excelsior is a full-service fabrication and machining company with advanced processing capabilities including machining centers, laser and waterjet cutting, welding, and complex assemblies that are a value-add to Ryerson's processing capabilities.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data (certain percentages may not calculate due to rounding):

	Year Ended December 31, 2022	% of Net Sales	Year Ended December 31, 2021	% of Net Sales
Net sales	$6,323.6	100.0%	$5,675.3	100.0%
Cost of materials sold	5,013.5	79.3	4,528.5	79.8
Gross profit	1,310.1	20.7	1,146.8	20.2
Warehousing, delivery, selling, general, and administrative expenses	735.2	11.6	711.2	12.5
Gain on sale of assets	(3.8)	(0.1)	(109.6)	(1.9)
Operating profit	578.7	9.2	545.2	9.6
Other expenses	(55.8)	(0.9)	(156.1)	(2.7)
Income before income taxes	522.9	8.3	389.1	6.9
Provision for income taxes	131.4	2.1	93.7	1.7
Net income	391.5	6.2	295.4	5.2
Less: Net income attributable to noncontrolling interest	0.5	—	1.1	—
Net income attributable to Ryerson Holding Corporation	$391.0	6.2%	$294.3	5.2%
Basic earnings per share	$10.41		$7.67
Diluted earnings per share	$10.21		$7.56

The following charts show the Company’s percentage of sales by major product lines for 2022 and 2021:

Comparison of the year ended December 31, 2022 with the year ended December 31, 2021

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2022	2021	change	change
	($ in millions)
Net sales	$6,323.6	$5,675.3	$648.3	11.4%

	Year Ended December 31,		Tons	Percentage
	2022	2021	change	change
	(in thousands)
Tons sold	2,029	2,095	(66)	(3.2)%

	Year Ended December 31,		Price	Percentage
	2022	2021	change	change
Average selling price per ton sold	$3,117	$2,709	$408	15.1%

Revenue for the year ended December 31, 2022, increased from the same period a year ago due to higher average selling prices caused by higher commodity prices and supply constraints in the first half of 2022. Compared to the year ago period, average selling price increased for all of our product lines in 2022 with the largest increases in our stainless long, aluminum flat, aluminum long, and aluminum plate products. Tons sold decreased in 2022 overall, with the largest decreases in our stainless flat, stainless plate, and stainless long product lines partially offset by an increase in our carbon plate shipments. Tons sold per ship day were 8,084 in 2022 as compared to 8,313 in 2021.

Cost of Materials Sold

	Year Ended December 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$5,013.5	79.3%	$4,528.5	79.8%	$485.0	10.7%

			Year Ended December 31,		Dollar	Percentage
			2022	2021	change	change
Average cost of materials per ton sold			$2,471	$2,162	$309	14.3%

The increase in cost of materials sold in 2022 compared to the year ago period is primarily due to the increase in average cost of materials sold per ton driven by higher commodity prices due to supply constraints in the first half of 2022 partially offset by lower tons sold. The average cost of materials sold increased across all of our product lines with the average cost of materials sold for our stainless plate, stainless flat, and stainless long product lines increasing more than our other product lines during 2022.

During 2022, LIFO income was $58 million related to a decrease in pricing for carbon product lines, partially offset by increases in pricing in stainless and aluminum products as well as the impact of a reduction in carbon tons in inventory, which led to the liquidation of older LIFO layers that were at a higher cost. During 2021, LIFO expense was $366 million related to increases in pricing for all product lines with the largest impact from carbon products.

Gross Profit

	Year Ended December 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$1,310.1	20.7%	$1,146.8	20.2%	$163.3	14.2%

Gross profit dollars increased in 2022 compared to 2021 as average selling price increased faster than the increase in the average cost of materials sold resulting in an increase in gross margin.

Operating Expenses

	Year Ended December 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$735.2	11.6%	$711.2	12.5%	$24.0	3.4%
Gain on sale of assets	$(3.8)	(0.1)%	$(109.6)	(1.9)%	$105.8	(96.5)%

Warehousing, delivery, selling, general, and administrative expenses increased $24.0 million in 2022 compared to 2021. The increase in expenses in 2022 was primarily due to changes in the following categories:

•
higher selling, general, and administrative expenses of $16.9 million resulting from higher consulting fees and higher travel and entertainment expenses;
•
higher delivery expenses of $14.2 million due to increased fuel and delivery costs;
•
higher operating expenses of $11.1 million primarily due to higher repair & maintenance costs, higher operating supplies, higher rent expense after the leaseback of facilities sold in 2021 and the new lease on the Centralia, Washington facility which began in the third quarter of 2022, and higher information technology costs;
•
higher reorganization costs of $3.4 million primarily due to increased system implementation activity;

•
higher depreciation and amortization expense of $2.9 million from increased capital expenditures in 2022; and
•
partially offset by lower compensation expenses of $22.6 million, which comprises lower sales incentive expense of $35.4 million, partially offset by an increase of $12.8 million in salaries and wage expense due to compensation increases and increased headcount resulting from acquisitions.

In 2022, we recorded a gain on sale of assets of $3.8 million from the sale of a facility in Texas that Ryerson had an option to purchase. In 2021, we recognized a gain of $87.4 million on the sale and leaseback of twelve facilities across the U.S. in the second quarter and we recognized a gain on sale of assets of $20.3 million from the sale and leaseback of our Renton, Washington facility in the first quarter.

On a per ton basis, total operating expenses increased to $360 per ton in 2022 from $287 per ton in 2021.

Operating Profit

	Year Ended December 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$578.7	9.2%	$545.2	9.6%	$33.5	6.1%

Our operating profit increased in 2022 compared to 2021 primarily due to increases in average selling prices and higher gross margins.

Other Expenses

	Year Ended December 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(33.2)	(0.5)%	$(51.0)	(0.9)%	$17.8	(34.9)%
Other income and (expense), net	$(1.3)	—	$(0.9)	—	$(0.4)	44.4%
Pension settlement charges	$—	—	$(98.7)	(1.7)%	$98.7	(100.0)%
Loss on retirement of debt	$(21.3)	(0.4)%	$(5.5)	(0.1)%	$(15.8)	287.3%

Interest and other expense on debt decreased in 2022 compared to 2021 primarily due to the redemption and repurchase of $300.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) during the first nine months of 2022 and the repurchase in July 2021 of $150.0 million of the 2028 Notes. Partially offsetting the impact of the redemption of the 2028 Notes was higher interest expense in 2022 on a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and to higher interest rates on credit facility borrowings compared to the prior year. Interest expense in 2022 included $2.6 million in charges to write-off unamortized bond issuance costs related to the $300.0 million of 2028 Notes redeemed in 2022. Interest expense in 2021 included a $2.8 million charge to write-off unamortized bond issuance costs related to the $150.0 million of 2028 Notes redeemed in July 2021.

The year 2022 includes losses of $21.3 million on the redemption and repurchase of $300.0 million of the 2028 Notes. In addition, the other income and (expense), net in 2022 includes foreign currency translation losses of $1.3 million, and a $0.3 million charge from net periodic benefit cost other than service cost. The year 2021 includes a $98.7 million pension settlement loss due to the annuitization and lump-sum payouts of a portion of our pension liability and a $5.5 million loss on the repurchase of $150.0 million of the 2028 Notes. In addition, the other income and (expense), net in 2021 includes a $2.1 million loss from the change in the fair value of an embedded derivative within the 2028 Notes indenture, and a $0.7 million credit from net periodic benefit cost other than service cost. See the Pension Funding section below for further details on the transactions that resulted in the pension settlement loss in 2021.

Provision for Income Taxes

The $131.4 million income tax provision in 2022 primarily represents taxes at federal and local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

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

Noncontrolling Interest

In both 2022 and 2021, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $0.5 million and $1.1 million, respectively.

Earnings Per Share

Basic and diluted earnings per share was $10.41 and $10.21, respectively, in 2022. Basic and diluted earnings per share was $7.67 and $7.56, respectively, in 2021. The changes in earnings per share are due to the results of operations discussed above.

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

We had cash and cash equivalents of $39.2 million at December 31,2022, compared to $51.2 million at December 31, 2021. Our total debt outstanding at December 31, 2022 decreased to $367 million compared to $639 million of total debt outstanding at December 31, 2021 due to income from operations in 2022. We had a debt-to-capitalization ratio of 29% and 54% at December 31, 2022 and at December 31, 2021, respectively. We had total liquidity (defined as cash and cash equivalents, and availability under the Ryerson Credit Facility and foreign debt facilities) of $909 million at December 31, 2022 versus $741 million at December 31, 2021. Our net debt (defined as total debt less cash and cash equivalents) was $328 million and $588 million at December 31, 2022 and December 31, 2021, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$39	$51	$61
Availability under Ryerson Credit Facility and foreign debt facilities	870	690	312
Total liquidity	$909	$741	$373
Below is a reconciliation of total debt to net debt:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Total debt	$367	$639	$740
Less: cash and cash equivalents	(39)	(51)	(61)
Net debt	$328	$588	$679

Of the total cash and cash equivalents, as of December 31, 2022, $8.1 million was held in subsidiaries outside the U.S. that is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances and a significant portion of the earnings held in foreign jurisdictions is deemed to have been repatriated under the 2017 U.S. Tax Cuts and Jobs Act, Ryerson could elect to repatriate additional earnings, which could result in foreign withholding taxes and potential U.S. state income taxes. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2022	2021
	(In millions)
Net income	$391.5	$295.4
Depreciation and amortization	59.0	55.9
Pension settlement charge	—	98.7
Loss on retirement of debt	21.3	5.5
Gain on sale of assets	(3.8)	(109.6)
Change in operating assets and liabilities:
Receivables	126.7	(252.5)
Inventories	39.9	(227.9)
Accounts payable	(72.1)	123.6
Accrued liabilities	(17.5)	32.0
Deferred employee benefit costs	(7.7)	(25.0)
Other operating asset and liability balances	(33.7)	1.9
All other operating cash flows	(2.4)	37.0
Net cash provided by operating activities	501.2	35.0
Acquisitions	(57.0)	(14.5)
Capital expenditures	(105.1)	(59.3)
Proceeds from sale of property, plant, and equipment	8.0	166.3
Other investing activities	(5.9)	1.9
Net cash provided by (used in) investing activities	(160.0)	94.4
Repayment of debt	(321.3)	(157.3)
Net proceeds from short-term borrowings	26.1	45.8
Net increase (decrease) in book overdrafts	29.6	(7.7)
Dividends paid to shareholders	(19.9)	(6.4)
Share repurchases	(50.0)	(1.8)
All other financing cash flows	(14.6)	(10.5)
Net cash used in financing activities	(350.1)	(137.9)
Effect of exchange rates on cash and cash equivalents	(3.0)	(1.6)
Net decrease in cash and cash equivalents	$(11.9)	$(10.1)

Operating activities. Annual average selling prices were 15.1% higher in 2022 than in 2021 resulting in significantly higher operating profits and higher cash generated from operations of $501.2 million compared to $35.0 million 2021. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Working capital requirements in 2022 decreased due to lower shipments and a decline in average selling prices in the fourth quarter of 2022 compared to the fourth quarter of 2021, which resulted in lower sales and the related accounts receivable. Inventory quantities on hand decreased to align with softer demand conditions. The lower inventory investment also decreased accounts payable balances. In 2021, working capital requirements increased significantly as improved economic conditions increased demand and supply constraints increased metals pricing, which increased sales and the related accounts receivable. Inventory quantities were increased to meet the higher demand and inventory costs increased due to rising metal prices throughout 2021. The higher inventory investment also increased accounts payable balances. The Company made contributions of $6.8 million in 2022 to the Company’s pension plans compared to contributions of $23.7 million in 2021. Pension contributions were lower in 2022 than in 2021 as the Company's contributions in 2021 included $12 million of U.S. contributions deferred in 2020 as permitted under the CARES Act that was passed in March 2020. Interest paid to third parties was $12.8 million lower in 2022 compared to 2021 due to lower outstanding debt, mainly due to the repurchase in 2022 of the outstanding $300 million balance of our 2028 Notes, partially offset by higher borrowings and interest rates on our revolving line of credit.

Investing activities. The Company's main investing activities are capital expenditures and proceeds from the sale of property, plant, and equipment. Capital expenditures increased year-over-year to $105.1 million in 2022 compared to $59.3 million in 2021 as the capital expenditure budget for 2022 was increased to partially utilize the proceeds from two of the 2021 sale-leaseback transactions to modernize operations and to invest in two new facilities in 2022. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $8.0 million and $166.3 million during 2022 and 2021, respectively. See Note 5: Property, Plant, and Equipment within Part II, Item 8 of this report, for further discussion of the 2021 sale-leaseback transaction. The Company paid $57.0 million in 2022 to acquire Apogee Steel Fabrication Incorporated, Ford Tool Steels, Inc., Howard Precision Metals, Inc., and Excelsior, Inc. See Note 2: Acquisitions within Part II, Item 8 of this report, for further discussion of the acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on our credit facility. In 2022, we repurchased, redeemed, and retired $300.0 million principal of our 2028 Notes, which was partially offset by an increase of $49.0 million in Credit Facility borrowings. In 2021, we redeemed $150.0 million of our 2028 Notes, which was partially offset by an increase of $31 million credit facility borrowings. In 2022, we repurchased $50.0 million of our common stock compared to $1.8 million in 2021. The Company started paying quarterly cash dividends in the third quarter of 2021 resulting in $6.4 million in dividends paid in 2021 and $19.9 million paid to shareholders in 2022. Book overdrafts fluctuate based on the timing of payments.

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $20 million as of December 31, 2022. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2022 decreased $272.3 million to $367.0 million from $639.3 million at December 31, 2021, mainly due to cash flow generated from operating activities in 2022.

Total debt outstanding as of December 31, 2022 consisted of the following amounts: $365.0 million borrowings under the Ryerson Credit Facility, $4.0 million of foreign debt, and $4.0 million of other debt, less $6.0 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $826 million and $670 million at December 31, 2022 and December 31, 2021, respectively. For further information, see Note 10: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $6.8 million in 2022, $23.7 million in 2021, and $7.1 million in 2020 to improve the Company’s pension plans funded status. At December 31, 2022, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 11, pension liabilities exceeded plan assets by $73.0 million. The Company anticipates that it will have a minimum required pension contribution of approximately $8.6 million in 2023 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows.

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

Income Tax Payments

The Company made income tax payments of $176.9 million in 2022, $70.2 million in 2021, and received income tax refunds of $5.7 million in 2020. Income tax payments in 2022 increased as the Company fully utilized previously existing federal income tax net operating loss carryforwards during 2021 in addition to increased pre-tax income year over year. See Part II. Item 8, Financial Statements and Supplementary Data, Note 19: Income Taxes for further discussion.

Material Cash Requirements

The Company expects to make approximately $373 million in principal payments to satisfy its debt obligations, consisting of $4 million in foreign debt coming due in 2023, $4 million of other debt coming due between 2023 and 2024, and $365 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 10: Debt for further information.

The Company expects to pay approximately $21 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $73 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2028. The total amount of future lease payments is estimated to be $317 million with $38 million for the next 12 months. Including leases signed but not yet commenced as of December 31, 2022, total lease payments are $445 million. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 6: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2022, we had outstanding purchase obligations of approximately $19 million expiring in 2023.

Restructuring

2022

During 2022, the Company paid $0.1 million of tenancy-related costs for a facility closed in 2015. The remaining reserve balance of $0.6 million is expected to be paid through 2025.

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

Deferred Tax Amounts

At December 31, 2022, the Company had a net deferred tax liability of $114 million comprised primarily of a deferred tax asset of $20 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $10 million, deferred tax assets of $7 million related to state, local, and foreign tax loss carryforwards, and $24 million of other deferred taxes relating to accrued compensation and other items, offset by a valuation allowance of $5 million and deferred tax liabilities of $61 million related to fixed assets, $99 million related to inventory, and $10 million related to intangibles. We may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. As of December 31, 2020, the Company had a valuation allowance of $6.6 million, a decrease of $7.1 million from the prior year mainly related to expiring NOLs and changes to U.S foreign tax credits previously recorded. As of December 31, 2021, the Company had a valuation allowance of $5.0 million, a decrease of $1.6 million from the prior year mainly related to a release of a valuation allowance on state NOL deferred tax assets, which we now expect to realize due to improved profitability. The valuation allowance did not change during 2022, remaining at $5.0 million as of December 31, 2022 related to U.S. federal tax credit deferred tax assets and foreign tax assets.

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

We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels, and industry cyclicality. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, we may be required to record additional valuation allowances against our deferred tax assets related to those jurisdictions.

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

Based on the impairment test performed on October 1, 2022, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. The discount rate was estimated to be 16% at October 1, 2022. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates, or to discount rates could result in impairment charges in future periods.

Purchase Price Accounting: Business combinations are accounted for using the acquisition method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Any shortfall in the cost of the acquisition compared to the fair value of the net assets acquired is recorded in the Consolidated Statements of Operations as a bargain purchase gain. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

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

When calculating pension expense for 2022, we assumed the pension plans’ assets would generate a long-term rate of return of 4.85% for the JT Ryerson plan and 1.80% for the Central Steel and Wire Company plan, and between 2.25% and 4.25% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the JT Ryerson pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2022 pension expense by approximately $1 million.

Future pension obligations for the U.S. plans were discounted using rates between of 5.28% and 5.45% at December 31, 2022. Future pension obligations for the Canadian plans were discounted using 5.17% at December 31, 2022. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2022 by approximately $16 million.

The calculation of other postretirement benefit obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $2 million.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. At December 31, 2021, the estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $666.8 million as compared with the carrying value of $639.3 million. As of December 31, 2022, we have no publicly traded debt. The carrying value of our debt was $367.0 million at December 31, 2022. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes In June 2019, we entered into a forward agreement for $60 million of "pay fixed" interest at 1.729% through June 2022. In November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022; this swap was terminated in August 2022. As of December 31, 2022, we have no outstanding interest rate swaps.

Effective November 1, 2020, the Company de-designated its interest rate swaps as cash flow hedges and terminated its hedge accounting treatment. Prior to de-designation, the Company would mark these interest rate swaps to market with all changes in fair value recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value are recorded in current earnings. The Company recognized a gain of $1.4 million related to mark-to-market changes and interest expense of $0.6 million in current earnings for the twelve months ended December 31, 2022. After de-designation, the amounts reclassified from other comprehensive income relate to prior gains and losses that are being amortized into income as the forecasted interest payments affect earnings. The amount reclassified from other comprehensive income for the twelve months ended December 31, 2022 into earnings was a loss of $1.9 million.

Approximately 1% of our debt is at fixed interest rates as of December 31, 2022. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the twelve months of 2022 by approximately $4.3 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.3 million outstanding at December 31, 2022 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2022, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2022 would increase or decrease the fair value of the foreign currency contracts by $0.2 million and $0.3 million, respectively.

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

As of December 31, 2022, we had 40,036 tons of hot roll coil swap contracts with a net asset value of $1.1 million, 21,116 tons of aluminum swap contracts with a net asset value of $1.1 million, 1,525 tons of nickel swap contracts with a net liability value of $5.8 million, and 70,000 gallons of diesel fuel contracts with a net asset value of $0.1. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the twelve months ended December 31, 2022, the Company recognized a loss of $5.3 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2022 would increase or decrease the fair value of the commodity derivative contracts by $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	48

The report of Ryerson Holding Corporation’s independent registered public accounting firm (PCAOB ID: 42) with respect to the financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page numbers referenced below. Their consent appears as Exhibit 23.1 of this Form 10-K.

Reports of Independent Registered Public Accounting Firm	49
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	52
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	53
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	54
Consolidated Balance Sheets at December 31, 2022 and 2021	55
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020	56
Notes to Consolidated Financial Statements	57
Financial Statements Schedule
II—Valuation and Qualifying Accounts	92
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation

Description of the Matter

At December 31, 2022, the Company’s projected benefit obligation related to its defined benefit plan was $337.7 million and exceeded the fair value of pension plan assets of $253.3 million, resulting in an unfunded defined benefit pension obligation of $84.4 million. As explained in Note 11 of the consolidated financial statements, the Company remeasures the defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Auditing the defined benefit pension obligation was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions, such as discount rates and mortality rates used in the Company’s annual remeasurement process. These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation. For example, we tested the Company’s controls over management’s review of the significant assumptions utilized in the valuation, including discount and mortality rates. To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We evaluated the change in the projected benefit obligation from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, and other activities. In addition, we involved our actuary to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefit payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. To evaluate the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ryerson Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ryerson Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$6,323.6	$5,675.3	$3,466.6
Cost of materials sold	5,013.5	4,528.5	2,845.5
Gross profit	1,310.1	1,146.8	621.1
Warehousing, delivery, selling, general, and administrative	735.2	711.2	554.3
Gain on sale of assets	(3.8)	(109.6)	—
Restructuring and other charges	—	—	2.2
Operating profit	578.7	545.2	64.6
Other income (expense):
Interest and other expense on debt	(33.2)	(51.0)	(76.4)
Pension settlement charges	—	(98.7)	(65.9)
Loss on retirement of debt	(21.3)	(5.5)	(17.7)
Other income and (expense), net	(1.3)	(0.9)	5.3
Income (loss) before income taxes	522.9	389.1	(90.1)
Provision (benefit) for income taxes	131.4	93.7	(24.8)
Net income (loss)	391.5	295.4	(65.3)
Less: Net income attributable to noncontrolling interest	0.5	1.1	0.5
Net income (loss) attributable to Ryerson Holding Corporation	$391.0	$294.3	$(65.8)
Basic earnings (loss) per share	$10.41	$7.67	$(1.73)
Diluted earnings (loss) per share	$10.21	$7.56	$(1.73)

Dividends declared per share	$0.535	$0.165	$—

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$391.5	$295.4	$(65.3)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(7.8)	(2.1)	1.6
Gain (loss) on cash flow hedges	1.9	2.1	(3.8)
Changes in defined benefit pension and other post-retirement benefit plans	38.6	142.4	41.8
Other comprehensive income, before tax	32.7	142.4	39.6
Income tax provision related to items of other comprehensive income	12.0	35.6	9.5
Comprehensive income (loss), after tax	412.2	402.2	(35.2)
Less: Comprehensive income attributable to noncontrolling interest	0.5	1.1	0.5
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$411.7	$401.1	$(35.7)

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$391.5	$295.4	$(65.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59.0	55.9	53.9
Stock-based compensation	9.1	5.5	1.9
Deferred income taxes	7.4	0.6	(16.6)
Provision for allowances, claims, and doubtful accounts	0.2	3.2	(0.7)
Restructuring and other charges	—	—	2.2
Loss on retirement of debt	21.3	5.5	17.7
Gain on sale of assets	(3.8)	(109.6)	—
Gain on bargain purchase	(0.6)	—	—
Non-cash (gain) loss from derivatives	(17.9)	27.6	(10.6)
Pension settlement charge	—	98.7	65.9
Other items	(0.6)	0.1	0.2
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	126.7	(252.5)	46.7
Inventories	39.9	(227.9)	138.9
Other assets and liabilities	19.2	(23.3)	13.0
Accounts payable	(72.1)	123.6	25.8
Accrued liabilities	(17.5)	32.0	16.7
Accrued taxes payable/receivable	(52.9)	25.2	(1.2)
Deferred employee benefit costs	(7.7)	(25.0)	(10.6)
Net adjustments	109.7	(260.4)	343.2
Net cash provided by operating activities	501.2	35.0	277.9
Investing activities:
Acquisitions, net of cash acquired	(57.0)	(14.5)	—
Capital expenditures	(105.1)	(59.3)	(26.0)
Proceeds from sale of property, plant, and equipment	8.0	166.3	0.1
Investment in subsidiary	(2.0)	—	—
Other investing activities	(3.9)	1.9	—
Net cash provided by (used in) investing activities	(160.0)	94.4	(25.9)
Financing activities:
Long term debt issued	—	—	500.0
Repayment of debt	(321.3)	(157.3)	(654.7)
Net proceeds (repayments) of short-term borrowings	26.1	45.8	(93.8)
Bond issuance costs	—	—	(10.9)
Credit facility issuance costs	(2.7)	—	(4.9)
Net increase (decrease) in book overdrafts	29.6	(7.7)	27.4
Principal payments on finance lease obligations	(9.2)	(10.5)	(13.1)
Dividends paid to shareholders	(19.9)	(6.4)	—
Dividends paid to non-controlling interest	—	—	(0.2)
Share repurchases	(50.0)	(1.8)	—
Tax withholdings on stock-based compensation awards	(2.7)	—	—
Net cash used in financing activities	(350.1)	(137.9)	(250.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8.9)	(8.5)	1.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.0)	(1.6)	0.9
Net change in cash, cash equivalents, and restricted cash	(11.9)	(10.1)	2.7
Cash, cash equivalents, and restricted cash—beginning of period	52.4	62.5	59.8
Cash, cash equivalents, and restricted cash—end of period	$40.5	$52.4	$62.5
Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties, net	$38.3	$51.1	$62.0
Income taxes, net	176.9	70.2	(5.7)
Noncash investing activities:
Asset additions under operating leases	61.6	129.6	1.6
Asset additions under finance leases and failed sale-leasebacks	3.9	15.8	3.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$39.2	$51.2
Restricted cash (Note 3)	1.3	1.2
Receivables less provisions of $3.2 at December 31, 2022 and $2.2 at December 31, 2021 (Note 18)	514.4	630.8
Inventories (Note 4)	798.5	832.1
Prepaid expenses and other current assets	88.2	77.7
Total current assets	1,441.6	1,593.0
Property, plant, and equipment, net of accumulated depreciation (Note 5)	458.4	388.3
Operating lease assets (Note 6)	240.5	211.1
Other intangible assets (Note 7)	50.9	42.2
Goodwill (Note 8)	129.2	124.1
Deferred charges and other assets	13.7	6.9
Total assets	$2,334.3	$2,365.6
Liabilities
Current liabilities:
Accounts payable	$438.4	$481.2
Accrued liabilities:
Salaries, wages, and commissions	67.3	76.6
Other accrued liabilities	77.7	133.4
Short-term debt (Note 10)	5.8	28.8
Current portion of operating lease liabilities (Note 6)	25.2	24.9
Current portion of deferred employee benefits (Note 11)	4.8	6.1
Total current liabilities	619.2	751.0
Long-term debt (Note 10)	361.2	610.5
Deferred employee benefits (Note 11)	118.0	163.3
Noncurrent operating lease liabilities (Note 6)	215.1	184.8
Deferred income taxes (Note 19)	113.5	94.1
Other noncurrent liabilities	14.3	17.3
Total liabilities	1,441.3	1,821.0
Commitments and contingencies (Note 13)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 39,059,198 shares issued at December 31, 2022; 100,000,000 shares authorized and 38,687,094 issued at December 31, 2021	0.4	0.4
Capital in excess of par value	397.7	388.6
Retained earnings	692.5	321.7
Treasury stock at cost – Common stock of 2,070,654 shares at December 31, 2022 and 292,932 shares at December 31, 2021	(61.1)	(8.4)
Accumulated other comprehensive loss (Note 16)	(144.4)	(165.1)
Total Ryerson Holding Corporation stockholders’ equity	885.1	537.2
Noncontrolling interest	7.9	7.4
Total equity	893.0	544.6
Total liabilities and equity	$2,334.3	$2,365.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2020	37,996	$0.4	(213)	$(6.6)	$381.2	$99.6	$(48.6)	$(253.1)	$(0.3)	$6.0	$178.6
Net income (loss)	—	—	—	—	—	(65.8)	—	—	—	0.5	(65.3)
Foreign currency translation	—	—	—	—	—	—	1.6	—	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $10.5	—	—	—	—	—	—	—	31.3	—	—	31.3
Stock-based compensation expense	334	—	—	—	1.9	—	—	—	—	—	1.9
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Cash flow hedge - interest rate swap, net of tax of $1.0	—	—	—	—	—	—	—	—	(2.8)	—	(2.8)
Balance at December 31, 2020	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	294.3	—	—	—	1.1	295.4
Foreign currency translation	—	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $35.1	—	—	—	—	—	—	—	107.3	—	—	107.3
Share repurchases	—	—	(80)	(1.8)	—	—	—	—	—	—	(1.8)
Stock-based compensation expense	357	—	—	—	5.5	—	—	—	—	—	5.5
Cash dividends and dividend equivalents	—	—	—	—	—	(6.4)	—	—	—	—	(6.4)
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	1.6	—	1.6
Balance at December 31, 2021	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	391.0	—	—	—	0.5	391.5
Foreign currency translation	—	—	—	—	—	—	(7.8)	—	—	—	(7.8)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $11.6	—	—	—	—	—	—	—	27.0	—	—	27.0
Share repurchases	—	—	(1,701)	(50.0)	—	—	—	—	—	—	(50.0)
Stock-based compensation expense	372	—	(77)	(2.7)	9.1	—	—	—	—	—	6.4
Cash dividends and dividend equivalents	—	—	—	—	—	(20.2)	—	—	—	—	(20.2)
Cash flow hedge - interest rate swap, net of tax of $0.4	—	—	—	—	—	—	—	—	1.5	—	1.5
Balance at December 31, 2022	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$—	$7.9	$893.0

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 15,924,478 shares of our common stock, which is approximately 43% of our issued and outstanding common stock. On May 13, 2022, Platinum sold 3,500,000 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,613,022 shares of common stock for $47.7 million. Following the close of those transactions, Platinum's ownership of our common stock decreased from approximately 54% to approximately 43%. Ryerson Holding is no longer a “controlled company” within the meaning of the corporate governance standards of The New York Stock Exchange.

We are a leading value-added processor and distributor of industrial metals with operations in the U.S. through JT Ryerson and other U.S. subsidiaries, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Principles of Consolidation. The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in other income and (expense), net in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2022, 2021 and 2020 totaled zero.

Business Segments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Board of Directors, which includes our Chief Executive Officer, serve as our Chief Operating Decision Maker (“CODM”). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. The CODM views our business globally as metals service centers. We have one operating and reportable segment, metal service centers, in accordance with the criteria set forth in ASC 280.

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs totaled $137.8 million, $125.2 million, and $113.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $106.8 million and $77.3 million to accounts payable at December 31, 2022 and 2021, respectively.

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

Property, Plant, and Equipment. Property, plant, and equipment, including land use rights and finance lease assets, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	10-15 years
Furniture and fixtures	10 years
Transportation equipment	3-6 years
Software	5 years
Land use rights	50 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Internal-Use Software. Software is recognized in accordance with FASB ASC 350-40, "Internal - Use Software" (ASC 350-40). The Company has various software that is acquired, internally developed, or modified solely to meet the Company's internal needs, and software that the Company obtains access to in a cloud computing arrangement that includes internal-use software licenses. Software developments costs are capitalized when the preliminary project stage is complete and the development stage of the project commences, it is probable that the project will be complete, and the software will be used to perform the function intended. Costs associated with preliminary project stage activities, training, maintenance, and all other post implementation stage activities are expensed as incurred. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Our cloud computing arrangements that include a license to an internal use software which doesn't meet the criteria as defined by ASC 350-40 are accounted for as service contracts and do not constitute a purchase of a software or license to a software and as such are accounted as prepaid expenses and are amortized over the prepayment period. As of December 31, 2022 and 2021 we had $2.0 million and $1.8 million of software in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively. See Note 5: Property Plan and Equipment, for further details.

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

Accrued Vacation Liability. The Company's vacation policy is such that employees earn their vacation for the current year as work is performed throughout the year and forfeit any unused vacation at the end of the year, with the exception of a partial rollover allowance subject to a cap.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $1.6 million exchange loss, $0.2 million exchange loss, and zero exchange gains/losses for the years ended December 31, 2022, 2021, and 2020, respectively. These amounts are classified either in Other income and (expense), net or Warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations.

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company records the impact of a tax position, if that position is more likely than not (i.e., greater than 50% likely) to be sustained in audit, based on the technical merits of the position. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company recognizes the benefit of tax positions when a benefit is more likely than not to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Impact of Recently Issued Accounting Standards–Not Yet Adopted

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements. Therefore, there are no accounting pronouncements have been issued that we have not yet adopted.

Note 2: Acquisitions

On February 28, 2022, Ryerson Canada acquired substantially all of the assets of Apogee Steel Fabrication Incorporated (“Apogee”), a sheet metal fabricator located in Mississauga, Ontario, Canada. Apogee is a full-line fabrication company providing sheering, punching, forming, and laser cut processing in addition to welding and hardware assembly services. Apogee provides complex fabrication assemblies in stainless steel, aluminum, and carbon sheet and adds to Ryerson’s value-added processing capabilities. The total amount paid by Ryerson Canada for the acquisition amounted to $3.1 million. The acquisition is not material to our consolidated financial statements.

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

On May 31, 2022, JT Ryerson paid $2.9 million to acquire Ford Tool Steels, Inc. (“FTS”), a tool steel processor located in St. Louis, Missouri. FTS serves customers across the Midwest U.S. with tool steel and alloys, as well as cut-to-length sawing, plate sawing, and grinding and milling services. The transaction resulted in a bargain purchase gain primarily due to higher property, plant, and equipment fair values compared to book values. The Company used a third-party real estate firm to estimate the fair value of the acquired building and internal resources to estimate the fair value of the machinery and equipment. The gain of $0.6 million is included in Other income and (expense), net in the Consolidated Statements of Operations. The acquisition is not material to our consolidated financial statements.

On August 31, 2022, JT Ryerson acquired Howard Precision Metals, Inc. (“Howard”), one of the largest aluminum distributors in the Midwest. Based in Milwaukee, Wisconsin, Howard specializes in value-added processing services including high-quality precision-cut aluminum plate and saw-cut extruded aluminum bar distribution. The total amount paid by JT Ryerson for the acquisition amounted to $19.2 million. The acquisition is not material to our consolidated financial statements.

On November 1, 2022, JT Ryerson paid $31.8 million to acquire Excelsior, Inc. (“Excelsior”). Based in Fresno, California, Excelsior is a full-service fabrication and machining company with advanced processing capabilities including machining centers, laser and waterjet cutting, welding, and complex assemblies that are a value-add to Ryerson's processing capabilities. The acquisition is not material to our consolidated financial statements. The company has not yet finalized the process of measuring the fair value of Excelsior assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" as of December 31, 2022 due to the timing of the acquisition in relation to the reporting date.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$39.2	$51.2
Restricted cash	1.3	1.2
Total cash, cash equivalents, and restricted cash	$40.5	$52.4

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

Note 4: Inventories

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Inventories, at stated LIFO value, were classified at December 31, 2022 and 2021 as follows:

	At December 31,
	2022	2021
	(In millions)
In process and finished products	$798.5	$832.1

If current cost had been used to value inventories, such inventories would have been $245 million higher and $303 million higher than reported at December 31, 2022 and 2021, respectively. Approximately 90% and 88% of inventories are accounted for under the LIFO method at December 31, 2022 and 2021, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.4 million and $8.8 million at December 31, 2022 and 2021, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2022 and 2021:

	At December 31,
	2022	2021
	(In millions)
Land and land improvements	$66.1	$65.0
Buildings and leasehold improvements	158.4	141.2
Machinery, equipment, and other	532.0	475.8
Finance leases	39.0	56.8
Software	19.7	6.6
Construction in progress	83.4	47.4
Total	898.6	792.8
Less: Accumulated depreciation	(440.2)	(404.5)
Net property, plant, and equipment	$458.4	$388.3

The Company recognized gains on the sale of assets classified as held for sale of $0.4 million, zero, and zero for the years ended December 31, 2022, 2021, and 2020 respectively. The Company had zero and $1.2 million of assets held for sale classified within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of December 31, 2022 and 2021, respectively.

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

The Company also had normal course asset sale activity which generated additional cash proceeds of $8.0 million, $3.1 million, and $0.1 million at December 31, 2022, 2021 and 2020, respectively.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. The Company has noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2028.

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

Significant Judgments

Many of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. To determine the expected lease term, we include any noncancelable periods within the lease agreement as well as any periods covered by an option to extend the lease if we are reasonably certain to exercise the option. The equipment leases do not typically include options for renewal but may include options for purchase at the end of the lease. We determine the likelihood of exercising the option for purchase by assessing the option price versus the estimated fair value at the end of the lease term to determine if the option price is advantageous that we are reasonably certain to exercise it. The depreciable life of finance lease assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease payments include fixed payments, the exercise price of a purchase option that is reasonably certain of exercise, variable payments based on a known index, and the amount probable that the Company will owe under a residual value guarantee. Variable lease payments that are not based on a known index are not included in lease payments and are expensed as incurred.

The discount rate used to determine the amount of right of use assets, lease liabilities, and lease classification is the interest rate implicit in the lease, when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the $1.3 billion revolving credit facility amended as of June 29, 2022 (the “Ryerson Credit Facility”).

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

The 2021 transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $62.5 million recorded in the Consolidated Statement of Operations. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $84.4 million, respectively, were recorded in the Consolidated Balance Sheet.

In the third quarter of 2022, a long-term operating lease commenced for a new state-of-the-art facility in Centralia, Washington. The starting annual rent is approximately $2.8 million per year, with annual increases of 2.25% over the 20-year lease term and any renewal terms. The lease includes two renewal options of five years each. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and utilities, as well as adequately maintaining the property for the lease term. The initial right of use asset and operating lease liability recorded in the Consolidated Balance Sheet was $51.2 million and $46.1 million, respectively, the difference of $5.1 million is related to a lease prepayment.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheets as of December 31, 2022 and 2021:

		At December 31,
Leases	Balance Sheet Location	2022	2021
		(In millions)
Assets
Operating lease assets	Operating lease assets	$240.5	$211.1
Finance lease assets	Property, plant, and equipment, net(a)	26.5	41.2
Total lease assets		$267.0	$252.3
Liabilities
Current
Operating	Current portion of operating lease liabilities	$25.2	$24.9
Finance	Other accrued liabilities	7.1	12.5
Noncurrent
Operating	Noncurrent operating lease liabilities	215.1	184.8
Finance	Other noncurrent liabilities	12.0	16.0
Total lease liabilities		$259.4	$238.2

(a)
Finance lease assets are recorded net of accumulated amortization of $12.6 million and $15.6 million as of December 31, 2022 and 2021, respectively.

The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2022, 2021 and, 2020:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2022	2021	2020
			(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$36.8	$30.5	$23.9
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	4.5	5.4	6.4
Interest on lease liabilities	Interest and other expense on debt	0.8	1.0	1.2
Variable lease expense	Warehousing, delivery, selling, general, and administrative	2.6	2.8	3.1
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	2.8	2.7	2.4
Total lease expense		$47.5	$42.4	$37.0

The following table presents the maturity analysis of lease liabilities at December 31, 2022:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2023	$31.5	$7.0
2024	31.4	6.4
2025	27.2	3.5
2026	23.1	2.3
2027	22.0	0.8
After 2027	161.2	0.2
Total lease payments	296.4	20.2
Less: Interest(b)	(57.7)	(1.1)
Present value of lease liabilities(c)	$238.7	$19.1

(a)
There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and the lease payments excluded an estimated amount of $128.8 million of legally binding lease payments for leases signed but not yet commenced.
(b)
Calculated using the discount rate for each lease.
(c)
Includes the current portion of $25.2 million for operating leases and $7.1 million for finance leases. The operating lease payments are net of $1.6 million of prepayments, which are recorded within the Right of Use Asset line of the Consolidated Balance Sheet.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2022 and 2021:

	At December 31,
Lease Term and Discount Rate	2022	2021

Weighted-average remaining lease term (years)
Operating leases	11.7	10.4
Finance leases	3.2	2.9
Weighted-average discount rate
Operating leases	3.6%	3.2%
Finance leases	3.5%	3.4%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022, 2021, and 2020 is summarized below:

	Year Ended December 31,
Other Information	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34.3	$29.7	$25.3
Operating cash flows from finance leases	0.8	1.0	1.2
Financing cash flows from finance leases	9.2	10.5	13.1
Assets obtained in exchange for lease obligations:
Operating leases	61.6	129.6	1.6
Finance leases	3.9	15.8	3.6

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2022 and 2021:

		At December 31, 2022			At December 31, 2021
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.0	$73.6	$(47.9)	$25.7	$62.3	$(44.5)	$17.8
Developed technology / product know-how	9.4	4.8	(3.6)	1.2	4.8	(3.3)	1.5
Non-compete agreements	3.9	0.2	(0.1)	0.1	0.6	(0.5)	0.1
Trademarks	13.2	47.6	(23.7)	23.9	43.1	(20.3)	22.8
Total definite-lived intangible assets		$126.2	$(75.3)	$50.9	$110.8	$(68.6)	$42.2

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 was $7.2 million, $6.7 million, and $7.4 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2023, for each of the years in the five year period ending December 31, 2027 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2023	7.3
For the year ended December 31, 2024	7.1
For the year ended December 31, 2025	6.9
For the year ended December 31, 2026	6.8
For the year ended December 31, 2027	6.2
For the years ended thereafter	16.6

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2021	$128.6	$(8.3)	$120.3
Acquisitions	3.8	—	3.8
Balance at December 31, 2021	$132.4	$(8.3)	$124.1
Acquisitions	5.1	—	5.1
Balance at December 31, 2022	$137.5	$(8.3)	$129.2

In 2022, the Company recognized $4.7 million of goodwill within the US Reporting unit and $0.4 million of goodwill within the Canada Reporting unit. All of the goodwill is deductible for income tax purposes with the exception of goodwill related to the Howard acquisition amounting to $0.2 million. See Note 2: Acquisitions for further information.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2022.

Note 9: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2022, 2021, and 2020:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2020	$1.0	$0.9	$1.9
Restructuring charges	2.2	—	2.2
Cash payments	(2.7)	(0.3)	(3.0)
Addition to reserve	—	0.1	0.1
Balance at December 31, 2020	$0.5	$0.7	$1.2
Cash payments	(0.5)	—	(0.5)
Balance at December 31, 2021	$—	$0.7	$0.7
Cash payments	—	(0.1)	(0.1)
Balance at December 31, 2022	$—	$0.6	$0.6

2022

During 2022, the Company paid $0.1 million of tenancy-related costs for a facility closed in 2015. The remaining reserve balance of $0.6 million is expected to be paid through 2025.

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

Note 10: Debt

Long-term debt consisted of the following at December 31, 2022 and 2021:

	At December 31,
	2022	2021
	(In millions)
Ryerson Credit Facility	$365.0	$316.0
8.50% Senior Secured Notes due 2028	—	300.0
Foreign debt	4.0	27.0
Other debt	4.0	6.0
Unamortized debt issuance costs and discounts	(6.0)	(9.7)
Total debt	367.0	639.3
Less:
Short-term foreign debt	4.0	27.0
Other short-term debt	1.8	1.8
Total long-term debt	$361.2	$610.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2023	$5.8
For the year ended December 31, 2024	2.2
For the year ended December 31, 2025	—
For the year ended December 31, 2026	—
For the year ended December 31, 2027	365.0
For the years ended thereafter	—

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

At December 31, 2022, Ryerson had $365.0 million of outstanding borrowings, $16 million of letters of credit issued, and $826 million available under the Ryerson Credit Facility compared to $316.0 million of outstanding borrowings, $14 million of letters of credit issued, and $670 million available at December 31, 2021. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

At times, we may attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.729% through June 2022. In November 2019, we entered into second interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.539% through November 2022. In August 2022, the second interest swap was terminated and as such, we had no interest rate swap instruments outstanding as of December 31, 2022. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility including any interest rate swaps was 5.6% and 2.5% at December 31, 2022 and December 31, 2021, respectively.

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

Net repayments of short-term borrowings that are reflected in the Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

2022 and 2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The net proceeds from the issuance of the 2028 Notes, along with available cash, were used to (i) redeem all of the 11.0% Senior Secured Notes due 2022 (“2022 Notes”) and (ii) pay related transaction fees, expenses, and premiums. The Company completed a series of repurchases and redemptions between the fourth quarter of 2020 and the third quarter of 2022, as discussed below, in which the entire principal balance of the 2028 Notes was repaid, bringing the balance to zero as of December 31, 2022.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” in accounting for the issuance of the 2028 Notes and redemption of the 2022 Notes. It was determined that while the issuance was private, the terms of the issuance were similar to a public debt issuance due to the facts that (i) no single investor or small group of investors held a significant concentration of both the old and the new debt, (ii) none of the old investors were included in negotiations with the underwriter in setting the terms of the debt issuance, and (iii) the old investors had the opportunity to participate in the new issuance in the same manner as new investors. As the issuance was similar to a public debt issuance, extinguishment accounting was applied. The Company recorded a $17.1 million loss within other income and (expense), net on the Consolidated Statement of Operations during the third quarter of 2020, which consisted of the redemption fees paid to the creditors and unamortized debt issuance costs written off related to the 2022 Notes. Additionally, the costs incurred with third parties for arrangement fees, legal, and other services related to the 2028 Notes were capitalized and were amortized over the life of the new debt using the effective interest method.

During the fourth quarter of 2020, JT Ryerson completed a partial redemption of $50 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded this redemption with cash available on hand. On July 9, 2021, JT Ryerson completed a partial redemption of $100 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 104.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded the partial redemption using the proceeds of a sale leaseback transaction that closed on June 9, 2021. See Note 6: Leases for further discussion of the sale leaseback transaction. Further, on July 23, 2021, JT Ryerson completed a partial redemption of $50 million aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. JT Ryerson funded this redemption with cash available on hand. As a result, $300 million in aggregate principal amount of the 2028 Notes remained outstanding at December 31, 2021.

During the first six months of 2022, a principal amount of $250.0 million of the 2028 Notes were repurchased for $267.7 million and retired. The second quarter 2022 repurchases included a completed tender offer in which $132.2 million of the 2028 Notes were tendered for $140.8 million. Including $2.1 million of debt issuance costs written off as part of the transaction, the total loss related to the tender offer was $10.7 million. In the third quarter of 2022, the Company redeemed the final $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, which was at a redemption price of 103.000% of the principal amount, resulting in the recognition of a $1.5 million loss. The 2022 repurchases resulted in the recognition of a $21.3 million loss on the Consolidated Statements of Operations. Additional debt issuance costs of $2.6 million related to non-tender repurchases were written off and recognized within interest and other expense on debt in the Consolidated Statement of Operations for the year ended December 31, 2022. As a result of these redemptions, there are no 2028 Notes outstanding as of December 31, 2022. While outstanding, the 2028 Notes bore interest at a rate of 8.50% per annum.

Upon issuance, the Company evaluated the redemption options within the 2028 Notes for embedded derivatives and determined that one redemption option required bifurcation as it is not clearly and closely related to the debt agreement. The Company determined the fair value of the embedded derivative as of December 31, 2021, was $0.2 million which was recorded within other current assets in the Consolidated Balance Sheet. The 2028 Notes are no longer outstanding, therefore, as of December 31, 2022, the fair value of the embedded derivative is zero with the change of $0.2 million recognized within other income and (expense), net on the Consolidated Statement of Operations. Refer to Note 15: Derivatives and Fair Value Measurements for further discussion of the embedded derivative

Foreign Debt

At December 31, 2022, Ryerson China’s total foreign borrowings were $4.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment. At December 31, 2021, Ryerson China’s total foreign borrowings were $27.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $44 million and $20 million at December 31, 2022 and 2021, respectively. Letters of credit issued by our foreign subsidiaries totaled $4 million and $6 million at December 31, 2022 and 2021, respectively.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2022, 2021, and 2020, expense recognized for the defined contribution plans was $9.4 million, $8.9 million, and $4.3 million, respectively. The company match on defined contribution plans was suspended for a portion of 2020 as part of the Company’s pandemic response, resulting in decreased expense in 2020.

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

Central Steel and Wire Company (“CSW”), a subsidiary of JT Ryerson, also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $2.6 million in lump sums and annuity purchases during 2022, $7.5 million in 2021, and $14.3 million in 2020. Because the payout was less than the fiscal year service cost plus interest in 2022, settlement accounting was not reflected at the year ended 2022. Conversely, because the payouts were more than the fiscal year service cost plus interest in 2021 and 2020, settlement accounting was reflected at each year end resulting in a settlement loss of $0.4 million and $2.9 million in 2021 and 2020, respectively. The payouts in 2022, 2021, and 2020 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

The Company’s U.S. other postretirement benefit plans include the Ryerson Postretirement Welfare Plans (“Ryerson OPEB”) and Central Steel and Wire Postretirement Medical Plan (“CSW OPEB”).

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $11.4 million and $14.3 million at December 31, 2022 and 2021, respectively.

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

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2022	Year Ended December 31, 2021	January 1 to September 30, 2021	Year Ended December 31, 2020	October 1 to November 30, 2020	January 1 to September 30, 2020
Discount rate for calculating obligations	5.28%	2.84%	2.80%	2.42%	2.42%	2.59%
Discount rate for calculating service cost	2.97	2.95	2.61	2.59	2.76	3.38
Discount rate for calculating interest cost	2.28	2.08	1.72	1.76	1.87	2.72
Expected rate of return on plan assets	4.85	4.35	5.05	5.15	5.25	5.75
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00	3.00	3.00

Central Steel and Wire Retirement Plan	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Discount rate for calculating obligations	5.45%	3.27%	3.09%
Discount rate for calculating service cost	3.33	3.20	3.63
Discount rate for calculating interest cost	3.10	2.76	3.33
Expected rate of return on plan assets	1.80	2.05	3.20
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The expected rate of return on plan assets is 6.05% for RPP and 3.80% for CSWPP for 2023.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Discount rate for calculating obligations	5.29%	2.84%	2.45%
Discount rate for calculating service cost	3.08	2.80	3.37
Discount rate for calculating interest cost	2.22	1.68	2.66
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Discount rate for calculating obligations	5.26%	2.79%	2.37%
Discount rate for calculating service cost	3.00	2.68	3.30
Discount rate for calculating interest cost	2.16	1.67	2.63

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	5.17%	5.17%	2.85%	2.85%	2.32%	2.34%
Discount rate for calculating net periodic benefit cost	2.85	2.85	2.32	2.34	3.00	3.01
Expected rate of return on plan assets	4.25	2.25	4.25	1.75	4.75	3.00
Rate of compensation increase	3.00	3.00	3.00	3.00	3.00	3.00

The expected rate of return on Canadian plan assets for 2023 is 6.00% for the Ryerson Salaried Plan (approximately 80% of total Canadian plan assets) and 4.25% for the Ryerson Bargaining Unit Plan (approximately 20% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate for calculating obligations	5.16%	2.75%	2.19%
Discount rate for calculating net periodic benefit cost	2.75	2.19	2.97
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$429.6	$674.7	$59.3	$68.3
Service cost	2.8	3.5	0.4	0.5
Interest cost	9.8	11.1	1.3	1.1
Actuarial gain	(88.4)	(10.0)	(18.6)	(7.0)
Effect of changes in exchange rates	(2.4)	0.2	(0.6)	0.1
Company restructuring	0.2	—	—	—
Annuities purchased and lump sums paid	—	(203.6)	—	—
Benefits paid (net of participant contributions and subsidies)	(25.3)	(46.3)	(3.4)	(3.7)
Benefit obligation at end of year	$326.3	$429.6	$38.4	$59.3
Accumulated benefit obligation at end of year	$320.6	$421.2	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$333.8	$520.3	$—	$—
Actual return on plan assets	(59.5)	39.5	—	—
Employer contributions	6.8	23.7	3.4	3.7
Effect of changes in exchange rates	(2.5)	0.2	—	—
Annuities purchased and lump sums paid	—	(203.6)	—	—
Benefits paid (net of participant contributions and refunds)	(25.3)	(46.3)	(3.4)	(3.7)
Plan assets at fair value at end of year	$253.3	$333.8	$—	$—
Reconciliation of Amount Recognized
Funded status	$(73.0)	$(95.8)	$(38.4)	$(59.3)
Amounts recognized in balance sheet consist of:
Non-current assets	$1.1	$0.9	$—	$—
Current liabilities	—	—	(3.8)	(5.1)
Non-current liabilities	(74.1)	(96.7)	(34.6)	(54.2)
Net benefit liability at the end of the year	$(73.0)	$(95.8)	$(38.4)	$(59.3)

Canadian benefit obligations represented $32.8 million and $44.5 million of the Company’s total Pension Benefits obligations at December 31, 2022 and 2021, respectively. Canadian plan assets represented $34.0 million and $44.5 million of the Company’s total plan assets at fair value at December 31, 2022 and 2021, respectively. In addition, Canadian benefit obligations represented $5.7 million and $13.5 million of the Company’s total Other Benefits obligation at December 31, 2022 and 2021, respectively.

The pension benefit obligations recorded as of December 31, 2022 and 2021 were impacted by changes in assumptions. During the year ended December 31, 2022 the pension benefit obligation decreased by $89.3 million due to an increase in the discount rate and increased by $6.3 million due to updated demographic information for the participants in the plan. During the year ended December 31, 2021 the pension benefit obligation decreased by $18.2 million due to an increase in the discount rate and increased by $9.8 million due to updated mortality tables.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$149.0	$173.0	$(54.7)	$(42.2)
Prior service credit	—	—	—	(0.1)
Net loss (gain)	$149.0	$173.0	$(54.7)	$(42.3)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2022 and 2021 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial gain	$(15.4)	$(28.7)	$(18.4)	$(7.0)
Amortization of net actuarial loss (gain)	(8.0)	(14.0)	5.8	6.0
Amortization of prior service cost	—	—	0.1	0.5
Settlement charge	—	(98.7)	—	—
Net gain	$(23.4)	$(141.4)	$(12.5)	$(0.5)

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2022, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.3 percent, grading down to 4.5 percent in 2031, the level at which it is expected to remain. The rate for participants over 65 was 7.8 percent grading down to 4.5 percent in 2031. For measurement purposes for U.S. plans at December 31, 2021, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 6.1 percent, grading down to 4.5 percent in 2030, the level at which it is expected to remain. The rate for participants over 65 was 6.3 percent grading down to 4.5 percent in 2030.

For benefit obligation measurement purposes for Canadian plans, at December 31, 2022, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 in 2040, the level at which it is expected to remain. For benefit obligation measurement purposes for Canadian plans, at December 31, 2021, the annual rate of increase in the per capita cost of covered health care benefits was 7.0 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(In millions)
Components of net periodic benefit cost
Service cost	$2.8	$3.5	$3.4	$0.4	$0.5	$0.6
Interest cost	9.8	11.1	18.7	1.3	1.1	1.7
Expected return on assets	(13.3)	(20.7)	(30.6)	—	—	—
Recognized actuarial loss (gain)	8.0	14.0	16.4	(5.9)	(6.0)	(6.9)
Amortization of prior service cost (credit)	—	-	0.1	(0.1)	(0.5)	(2.2)
Settlement expense	—	98.7	65.9	—	—	—
Net periodic benefit cost (credit)	$7.3	$106.6	$73.9	$(4.3)	$(4.9)	$(6.8)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for pre-65 and post-65 participants was 6.1 percent and 6.3 percent, respectively, grading down to 4.5 percent in 2030, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 in 2040, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 3.80% to 6.05% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust asset allocations at December 31, 2022 and 2021, by asset category were as follows:

	Trust Assets at December 31,
	2022	2021
Equity securities	30%	29%
Debt securities	51	51
Real Estate	12	13
Other	7	7
Total	100%	100%

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

The approved weighted-average target ranges and allocations as of the December 31, 2022 measurement date were as follows:

	Range	Target
Equity securities	0-39%	30%
Debt securities	50-100	57
Real estate	0-11	9
Other	0-6	4
Total		100%

The fair value of our pension plan assets at December 31, 2022 by asset category are as follows. See Note 15 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.2	$6.2	$—	$—
Equity securities:
US large cap	24.3	—	24.3	—
US small/mid cap	4.2	—	4.2	—
International companies	17.9	—	17.9	—
Global companies	30.9	—	30.9	—
Fixed income securities:
Investment grade debt	129.3	—	129.3	—
Non investment grade debt	1.2	—	1.2	—
Real estate	0.6	—	0.6	—
Investments valued at net asset value	38.7	—	—	—
Total	$253.3	$6.2	$208.4	$—

The fair value of our pension plan assets at December 31, 2021 by asset category are as follows:

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$10.3	$10.3	$—	$—
Equity securities:
US large cap	30.8	—	30.8	—
US small/mid cap	5.2	—	5.2	—
International companies	22.3	—	22.3	—
Global companies	39.6	—	39.6	—
Fixed income securities:
Investment grade debt	167.3	—	167.3	—
Non investment grade debt	1.3	—	1.3	—
Real estate	0.7	—	0.7	—
Investments valued at net asset value	56.3	—	—	—
Total	$333.8	$10.3	$267.2	$—

The pension assets classified as Level 2 investments in 2022 and 2021 were part of common collective trust investments.

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

Contributions

The Company contributed $6.8 million, $23.7 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $8.6 million in 2023.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2023	$33	$4
2024	29	4
2025	27	3
2026	27	3
2027	27	3
2028-2032	129	15

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 27 employees at 4 locations. Total contributions to the plans were $0.3 million, $0.4 million, and $0.3 million for the years ended 2022, 2021, and 2020, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.4 million as of both December 31, 2022 and 2021. The Company’s participation in these plans is not material to our financial statements.
Note 12: Stock-Based Compensation

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including RSUs and PSUs, to certain employees. At December 31, 2022, an aggregate of 549,318 shares were authorized for future grant. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock.

Compensation expense for stock options, RSUs, and PSUs is recognized ratably over the service period of the award and reflects forfeitures as they occur. Compensation expense for RSUs and PSUs is based on the market price of the shares underlying the awards on the grant date, and further for PSUs, reflects the estimated level of performance condition attainment.

Compensation expense and total recognized tax benefit related to stock options, RSUs, and PSUs are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Stock-based compensation expense, pre-tax	$9.1	$5.5	$1.9
Tax benefit recognized in earnings	(2.4)	(1.3)	—

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

The fair value of options is estimated based on a Monte Carlo simulation. The Monte Carlo simulation considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. No stock options were granted in 2022. The fair value of the stock options granted in 2021 is between $0.92 and $10.50 per share, differing at each vesting tranche.

The assumptions used in the Monte Carlo simulation were as follows:

2021
Risk-free rate	1.73%
Expected volatility	73.9%
Dividend yield	—
Exercise multiple	2.8x

Stock option activity under the plan is as follows:

	Option Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	125.0	$16.50
Exercised	(1.3)	16.50
Outstanding at December 31, 2022	123.7	$16.50	8.25	$1.7
Vested and Exercisable at December 31, 2022	11.2	$16.50	8.25	$0.2

The total fair value of stock options vested during 2022 was $0.1 million. Proceeds from the stock options exercised under the plan in 2022 were $21,450. The total intrinsic value of all options exercised under the plan in 2022 was $16,891. No stock options were exercised in 2021. The total intrinsic value of all options outstanding under the plan in 2021 was $1.2 million.

In 2022, 2021, and 2020, we granted 199,583, 168,700, and 158,525 RSUs, and 276,850, 251,150, and 225,675 PSUs, respectively, to certain employees. Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving performance conditions. Each tranche vests annually on March 31, following the date of grant. RSUs and PSUs are measured based on the fair value of the underlying stock on the grant date. The statutory tax on the value of common stock shares issued to employees upon vesting is either paid through the sale of registered shares of our common stock or funded with cash.

The fair value of the 2022, 2021, and 2020 RSUs and PSUs granted was $35.02, $17.04, and $5.32 per share, respectively, determined by the closing price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2022 and changes during the year then ended is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value (in millions)
Restricted Stock Units
Unvested at January 1, 2022	317	$12.00
Granted (1)	200	34.57
Vested	(155)	10.56
Forfeited	(4)	19.55
Unvested at December 31, 2022	358	$25.12	$10.9

Performance Stock Units
Unvested at January 1, 2022	684	$10.62
Granted	277	35.02
Vested	(215)	8.56
Forfeited	(6)	15.33
Unvested at December 31, 2022	740	$20.31	$22.4

(1) The RSU shares granted line includes dividend shares declared after the grant date that will vest with their respective RSU tranche.

The total fair value of RSUs and PSUs vested during 2022, 2021, and 2020 was $13.0 million, $6.1 million, and $1.8 million, respectively.

As of December 31, 2022, unrecognized compensation cost related to unvested RSUs, PSUs, and stock options was $4.2 million, $5.5 million, and $0.6 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.5 years for RSUs, 1.9 years for PSUs, and 2.0 years for stock options.

In 2022, 2021, and 2020, we made payments of $2.7 million, zero, and zero, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. Withholding related to this remittance is reflected in the stock-based compensation expense, net caption of our consolidated statements of stockholders' equity.

Note 13: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers, the Company entered into certain fixed price noncancellable contractual obligations. At December 31, 2022, these purchase obligations aggregated to $18.6 million due in 2023.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, and long-term debt. In the case of cash, accounts receivable, accounts payable, and long-term debt, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The underlying borrowings on the Ryerson Credit Facility are typically for terms of 30 to 60 days. The derivative instruments are marked to market each period, see Note 15: Derivatives and Fair Value Measurements.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of derivative financial instruments and trade accounts receivable. Our derivative financial instruments are contracts placed with major financial institutions. Credit is generally extended to customers based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas and industries.

Approximately 8% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in 2023, which cover 3% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). On January 6, 2017, the EPA issued an initial Record of Decision (“ROD”) regarding the site. The ROD includes a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. At a December 4, 2018 meeting with the Portland Harbor Participation and Common Interest Group (“PCI Group”), of which JT Ryerson is a member, the EPA indicated that it expected PRPs to submit a plan during 2019 to start remediation of the river and harbor per the ROD within the next two to three years. As set forth more fully below, those dates have been extended until 2024 and 2025.

The EPA met with various PRPs throughout 2019 and 2020 regarding remedial design. The EPA did not include JT Ryerson in those meetings. It did include Schnitzer Steel, which is developing a remedial design plan for the river area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel’s 2020 disclosures filed with the EPA acknowledged that Schnitzer Steel is the legal successor to the prior operators (including JT Ryerson) in the designated area. Schnitzer Steel has also indicated that JT Ryerson was not a significant contributor of any contaminants of concern.

On February 12, 2021, the EPA announced that one hundred percent of the PHS Site is now in the active remedial design phase.

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

The PCI Group has engaged a third party to prepare cost estimates for each of the Sediment Management Areas at the site. That work is still in progress. In the meantime, the voting parties of the PCI Group (which does not include JT Ryerson) have begun the “advocacy process,” during which the voting parties submit written arguments to the Allocation Team regarding how costs should be allocated among the various PRPs.

Once that advocacy process is completed, the Allocation Team will prepare a proposed Joint Preliminary Allocation Report (“JPAR”) of costs among the PRPs. The current timeline projects that the draft JPAR will be issued in June 2024, with a 90-day comment period to conclude in September 2024 and the final JPAR to be issued by the end of 2024. Once the final JPAR is issued, a six-month mediation period will commence. All PRPs, including JT Ryerson, will participate in this mediation process, during which the PRPs will attempt to agree on a final cost allocation. These dates are subject to change.

The Advocacy Group, a subset representing the interests of the PCI Group, met with the EPA on November 8, 2022, at which time the EPA set forth its desire for a single overarching Consent Decree to include implementation of the various proposed remedial design plans. That consent decree would set forth the plan for sequencing and costs of and payment for all work to be done at the site with all settling defendants to agree to site-wide covenants not to sue. The EPA would like this consent decree to be signed by the summer of 2025.

In the meantime, the EPA is preparing an updated Draft Sequencing Scenario for Current Project Areas to be issued in or around the first quarter of 2023. The EPA indicated that it anticipates that Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean up plans, will be issued to PRPs between the end of 2023 and mid-2024.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis or de micromis status, stating that it does not have sufficient information to determine whether any parties meet such criteria and does not intend to begin those considerations until after the remedial design work is completed and the SNLs are issued. It has met with selected parties that we believe to be larger targets. JT Ryerson has not been invited to meet with the EPA. As a result of the ongoing negotiations and filings over the ROD and the EPA’s decision not to meet with smaller parties, we cannot determine how allocations will be made and whether a de minimis settlement can be reached with the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2022 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 14: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. See Note 17: Revenue Recognition for the Company’s percentage of sales by major product line.

No customer, including their subcontractors, accounted for more than 6 percent of Company sales for the years ended December 31, 2022, 2021, and 2020. The top ten customers accounted for less than 16 percent of our sales for the years ended December 31, 2022, 2021, and 2020. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the U.S. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated or where the assets are held:

	Year Ended December 31,
Net Sales	2022		2021		2020
	(Dollars in millions)
United States	$5,765.0	91%	$5,123.7	90%	$3,089.7	89%
Foreign countries	558.6	9%	551.6	10%	376.9	11%
Total	$6,323.6	100%	$5,675.3	100%	$3,466.6	100%

	At December 31,
Long-Lived Assets	2022		2021		2020
	(Dollars in millions)
United States	$657.7	94%	$557.8	93%	$485.1	92%
Foreign countries	41.2	6%	41.6	7%	45.0	8%
Total	$698.9	100%	$599.4	100%	$530.1	100%

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

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated our $100 million forward agreement, therefore, no interest rate swaps remain outstanding as of December 31, 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

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

In the fourth quarter of 2020, in connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Consolidated Balance Sheet, with changes in value recorded within other income and (expense), net within the Consolidated Statements of Operations; see Note 10: Debt for further details. Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; (b) the instrument is not measured at fair value under other applicable GAAP standards, and (c) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company concluded that the embedded derivative within the 2028 Notes met these criteria and, as such, must be valued separate and apart from the 2028 Notes at fair value each reporting period.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of December 31, 2022 and 2021:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$8.5	$13.0	Other accrued liabilities	$12.1	$35.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
2028 Notes embedded derivative	Prepaid expenses and other current assets	—	0.2	Other accrued liabilities	—	—
Interest rate swaps	Prepaid expenses and other current assets	—	—	Other accrued liabilities	—	1.4
Total derivatives		$8.6	$13.2		$12.1	$36.5

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2022 and 2021:

	Notional Amount
Derivative Instruments	At December 31, 2022	At December 31, 2021	Unit of Measurement
Hot roll coil swap contracts	40,036	176,859	Tons
Aluminum swap contracts	21,116	20,949	Tons
Nickel swap contracts	1,525	857	Tons
Diesel fuel swap contracts	70,000	840,000	Gallons
Foreign currency exchange contracts	2.3 million	4.5 million	U.S. dollars
Interest rate swaps	—	160 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives			Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,			Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2022	2021	2020	2022	2021	2020
		(In millions)
Metal commodity contracts	Cost of materials sold	$(6.5)	$(47.3)	$5.3	$—	$—	$—
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	1.2	—	—	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	(0.2)	(2.1)	2.3	—	—	—
Foreign exchange contracts	Other income and (expense), net	—	0.2	(0.2)	—	—	—
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	0.8	0.1	0.3	(1.9)	$(2.1)	$(0.2)
Total		$(4.7)	$(49.1)	$7.7	$(1.9)	$(2.1)	$(0.2)

The following table summarizes the location and amount of gains and losses on derivatives designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020:

		Amount of Gain/(Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,
Derivatives designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2022	2021	2020
		(In millions)
Interest rate swaps (prior to de-designation)	Interest and other expense on debt	$—	$—	$(1.3)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2022:

	At December 31, 2022
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$8.5	$—
Diesel fuel commodity contracts	—	0.1	—
Total derivatives	$—	$8.6	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$12.1	$—
Total derivatives	$—	$12.1	$—

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

ite

The fair value of each commodity, diesel fuel, and interest rate swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of our interest rate swap is based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows are derived based on the terms of the interest rate swap, as well as published discount factors, and projected forward interest rates.

The fair value of the embedded derivative is determined using Level 3 inputs based on the Black-Derman-Toy lattice model and the “with-and-without” approach. This method estimates the value of the 2028 Notes both with and without the embedded derivative. The value of the embedded derivative is the difference between the two methods. The value of the 2028 Notes with the embedded derivative is based on recent trading prices of the 2028 Notes (Level 1 inputs). Determining the value of the 2028 Notes without the embedded derivative requires significant judgements made by management such as the probability of redemption linked transactions occurring, the cash flows expected to be generated from these transactions, as well as the timing of these transactions (Level 3 inputs). The 2028 Notes were fully redeemed in July 2022, and as such the value of the embedded derivative as of December 31, 2022 is zero.

The changes in financial instruments measured at fair value for which the Company has used Level 3 inputs to determine fair value are as follows:

2028 Notes Embedded Derivative
(In millions)
Balance at January 1, 2021	$2.3
Unrealized loss recorded in other income and (expense), net	(2.1)
Balance at December 31, 2021	$0.2
Unrealized loss recorded in other income and (expense), net	(0.2)
Balance at December 31, 2022	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 were as follows:

	At December 31, 2022		At December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$39.2	$39.2	$51.2	$51.2
Restricted cash	1.3	1.3	1.2	1.2
Receivables less provision	514.4	514.4	630.8	630.8
Accounts payable	438.4	438.4	481.2	481.2
Long-term debt, including current portion	367.0	367.0	639.3	666.8

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. As of December 31, 2022, the estimated fair value of the Company's long-term debt approximates its carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 60 days. As of December 31, 2021, the estimated fair value of the Company’s long-term debt and the current portions thereof was determined by using quoted market prices of Company debt securities (Level 2 inputs).

Note 16: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022 and December 31, 2021:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2021	$(47.0)	$(221.8)	$(3.1)
Other comprehensive income (loss) before reclassifications	(2.1)	28.0	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	79.3	1.6
Net current-period other comprehensive income (loss)	(2.1)	107.3	1.6
Balance at December 31, 2021	$(49.1)	$(114.5)	$(1.5)
Other comprehensive income (loss) before reclassifications	(7.8)	25.4	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	1.5
Net current-period other comprehensive income (loss)	(7.8)	27.0	1.5
Balance at December 31, 2022	$(56.9)	$(87.5)	$—

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and December 31, 2021:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2022
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.3	Other income and (expense), net
Pension settlement	—	Other income and (expense), net
Prior service credit	(0.1)	Other income and (expense), net
Total before tax	2.2
Tax benefit	(0.6)
Net of tax	$1.6
Interest rate swap
Realized swap interest (subsequent to de-designation)	1.9	Interest and other expense on debt
Tax benefit	(0.4)
Net of tax	$1.5

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2021
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$8.1	Other income and (expense), net
Pension settlement	98.7	Other income and (expense), net
Prior service credit	(0.4)	Other income and (expense), net
Total before tax	106.4
Tax benefit	(27.1)
Net of tax	$79.3
Interest rate swap
Realized swap interest (subsequent to de-designation)	$2.1	Interest and other expense on debt
Tax benefit	(0.5)
Net of tax	$1.6

Note 17: Revenue Recognition

We are a leading value-added processor and distributor of industrial metals with operations in the U.S., Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. Nearly 80% of the metals products sold are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was zero at December 31, 2022 and a net contract liability of $0.1 at December 31, 2021.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2022	2021	2020
Product Line	(Percentage of Sales)
Carbon Steel Flat	30%	31%	27%
Carbon Steel Plate	10	10	9
Carbon Steel Long	13	13	14
Stainless Steel Flat	17	18	16
Stainless Steel Plate	4	5	5
Stainless Steel Long	5	4	5
Aluminum Flat	13	12	14
Aluminum Plate	2	2	3
Aluminum Long	4	4	5
Other	2	1	2
Total	100%	100%	100%

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

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2022	2021	2020
Revenue on products with an alternative use	89%	90%	89%
Revenue on products with no alternative use	11	10	11
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheets, from contracts with customers were $517.7 million and $633.0 million as of December 31, 2022 and December 31, 2021, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and estimates of the value of inventory that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, customer prepayments, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Consolidated Balance Sheets. Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets		Contract Liabilities
	2022	2021	2022	2021
	(In millions)
Beginning Balance	$21.3	$10.8	$15.1	$10.8
Contract liability satisfied during the period	—	—	(22.6)	(14.8)
Contract liability incurred during the period	—	—	23.3	17.8
Net change in contract assets and liabilities for products with no alternative use during the period	(0.7)	10.4	(0.1)	0.1
Changes to reserves	(0.2)	0.1	0.6	1.2
Ending Balance	$20.4	$21.3	$16.3	$15.1

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

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	Changes in Provision for Expected Credit Losses
	2022	2021
	(In millions)
Beginning Balance	$2.2	$1.7
Current period provision	1.7	1.4
Write-offs charged against allowance	(1.2)	(1.1)
Recoveries against allowance	0.5	0.2
Ending Balance	$3.2	$2.2

Note 19: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Income (loss) before income tax:
U.S.	$476.5	$323.0	$(106.0)
Foreign	46.4	66.1	15.9
	$522.9	$389.1	$(90.1)
Current income tax provision (benefit):
Federal	$94.0	$64.3	$(11.6)
Foreign	12.0	16.5	1.5
State	18.0	12.3	1.9
	124.0	93.1	(8.2)
Deferred income tax provision (benefit)	7.4	0.6	(16.6)
Total income tax provision (benefit)	$131.4	$93.7	$(24.8)

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 21%	$109.8	$81.7	$(18.9)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	17.3	11.7	(4.6)
Non-deductible expenses and non-taxable income	1.3	1.2	0.3
Foreign income not includable in federal taxable income	2.4	3.4	0.8
Valuation allowance changes, net	—	(1.6)	(0.4)
Changes in uncertain tax positions	(0.1)	(0.8)	(1.9)
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	1.9	0.4	(0.6)
All other, net	(1.2)	(2.3)	0.5
Total income tax provision (benefit)	$131.4	$93.7	$(24.8)

The U.S. Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur. For the year ended December 31, 2022, we have included $1.9 million of tax expense related to GILTI.

On August 16, 2022 the U.S. government enacted the Inflation Reduction Act (“IRA”). The IRA includes, among other provisions, a 1 percent excise tax on share repurchases as well as a 15 percent corporate alternative minimum tax (“CAMT”) on corporations with “adjusted financial statement income” in excess of $1 billion for any 3-year period ending with 2022 or later. Currently, we do not meet the requirements for CAMT and do not expect any excise tax that may be due on future stock repurchases to have a material adverse impact to our financial statements. Both provisions of the IRA are effective for periods after December 31, 2022.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Post-retirement benefits other than pensions	$10	$15
State, local, and foreign net operating loss carryforwards	7	10
Pension liability	20	24
Other deductible temporary differences	24	26
Less: valuation allowances	(5)	(5)
	$56	$70
Deferred tax liabilities:
Fixed asset basis difference	$61	$57
Inventory basis difference	99	97
Other intangibles	10	10
	170	164
Net deferred tax liability	$(114)	$(94)

The Company will maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The Company’s deferred tax assets include $7 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $0.4 million related to foreign NOL carryforwards, which do not expire, available at December 31, 2022.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2022, the Company had approximately $108 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings are deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2020	$4.4
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(1.9)
Unrecognized tax benefits balance at December 31, 2020	$2.5
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.8)
Unrecognized tax benefits balance at December 31, 2021	$1.7
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.1)
Unrecognized tax benefits balance at December 31, 2022	$1.6

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all years through 2009. Substantially all state and local income tax matters have been concluded through 2016, except where statutes of limitations have been extended. The Company has substantially concluded foreign income tax matters through 2013 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.1 million and $0.9 million of accrued interest related to uncertain tax positions at December 31, 2022 and 2021, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.5 million and $0.8 million as of December 31, 2022 and 2021, respectively.
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

Basic earnings (loss) per share attributable to Ryerson Holding’s common stock is determined based on earnings or loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded were 98,548, 31,697, and 289,759, for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2022	2021	2020
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$391.0	$294.3	$(65.8)
Denominator:
Weighted average shares outstanding	37,555	38,362	38,025
Dilutive effect of stock-based awards	727	547	—
Weighted average shares outstanding adjusted for dilutive securities	38,282	38,909	38,025

Earnings (loss) per share
Basic	$10.41	$7.67	$(1.73)
Diluted	$10.21	$7.56	$(1.73)

Note 21: Subsequent Events

On February 22, 2023, the Board of Directors declared a quarterly cash dividend in the amount of $0.17 per share of common stock, payable on March 16, 2023 to stockholders of record as of March 6, 2023. Future quarterly dividends, if any, will be subject to Board approval.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$2.2	$1.7	$(0.7)	(A)	$3.2
Valuation allowance—deferred tax assets	5.0	—	—		5.0
Year Ended December 31, 2021
Allowance for doubtful accounts	$1.7	$1.4	$(0.9)	(A)	$2.2
Valuation allowance—deferred tax assets	6.6	—	(1.6)	(B)	5.0
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.5	$0.3	$(2.1)	(A)	$1.7
Valuation allowance—deferred tax assets	13.7	(0.4)	(6.7)	(C)	6.6

NOTES:

(A)
Bad debts written off of $1.2 million, $1.1 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2022 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2022, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 22, 2023, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 22, 2023, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2022, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
	(1)	(2)	(3)

Equity compensation plans approved by security holders	1,221,776	$16.50	549,318
Equity compensation plans not approved by security holders	—	$—	—
Total	1,221,776	$16.50	549,318

(1)
Includes (i) 739,500 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, (ii) 358,576 shares of our common stock subject to restricted stock units, which vest depending on continued employment or service, and (iii) 123,700 shares of our common stock subject to stock options, which vest over a 5-year period depending on continued employment or service and the level of attainment of certain stock market metrics.
(2)
Once vested, each stock option can be exercised at a price of $16.50 in exchange for one share of the Company’s common stock.
(3)
All the shares of common stock that remained available for future issuance as of December 31, 2022, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2022, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

10.12

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

10.13

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

		8-K	001-34735	July 29, 2015

10.14	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.15	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.16

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

10.17

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

10.18

Amendment No. 4, dated as of November 5, 2020 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 9, 2020

10.19

Amendment No. 5, dated as of June 29, 2022 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	June 29, 2022

10.20	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.	10-K	001-34735	February 24, 2021
10.21	Ryerson Holding Corporation Stock Option Grant Notice	10-Q	001-34735	May 5, 2021

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X

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

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer), Director	February 22, 2023
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	February 22, 2023
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 22, 2023
Court D. Carruthers

/s/ Eva M. Kalawski	Director	February 22, 2023
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	February 22, 2023
Jacob Kotzubei

/s/ Stephen P. Larson	Director	February 22, 2023
Stephen P. Larson

/s/ Philip E. Norment	Director	February 22, 2023
Philip E. Norment

/s/ Mary Ann Sigler	Director	February 22, 2023
Mary Ann Sigler