Form 10-Q
period 2023-03-31
Ryerson Holding Corp
filed 2023-05-01
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 26, 2023, there were 35,768,337 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$1,406.1	$1,748.8
Cost of materials sold	1,141.9	1,338.7
Gross profit	264.2	410.1
Warehousing, delivery, selling, general, and administrative	194.2	175.3
Operating profit	70.0	234.8
Other income and (expense), net	(0.1)	(5.7)
Interest and other expense on debt	(7.6)	(10.3)
Income before income taxes	62.3	218.8
Provision for income taxes	14.8	55.0
Net income	47.5	163.8
Less: Net income attributable to noncontrolling interest	0.2	0.2
Net income attributable to Ryerson Holding Corporation	$47.3	$163.6
Comprehensive income	$48.2	$166.7
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.2
Comprehensive income attributable to Ryerson Holding Corporation	$48.1	$166.5
Basic earnings per share	$1.30	$4.26
Diluted earnings per share	$1.27	$4.17

Dividends declared per share	$0.17	$0.10

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$47.5	$163.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.7	13.5
Stock-based compensation	2.5	1.3
Deferred income taxes	4.5	0.9
Provision for allowances, claims, and doubtful accounts	1.6	1.9
Pension settlement charge	—	0.1
Loss on retirement of debt	—	5.3
Non-cash gain from derivatives	(6.4)	(10.3)
Other items	—	(0.5)
Change in operating assets and liabilities:
Receivables	(94.8)	(157.1)
Inventories	89.3	(5.9)
Other assets and liabilities	(4.2)	(8.9)
Accounts payable	59.0	87.4
Accrued liabilities	(33.1)	(28.3)
Accrued taxes payable/receivable	7.6	23.2
Deferred employee benefit costs	(6.8)	(3.9)
Net adjustments	32.9	(81.3)
Net cash provided by operating activities	80.4	82.5
Investing activities:
Acquisitions, net of cash acquired	(38.9)	(3.0)
Capital expenditures	(27.8)	(18.8)
Proceeds from sale of property, plant, and equipment	—	1.0
Net cash used in investing activities	(66.7)	(20.8)
Financing activities:
Repayment of debt	(0.4)	(68.8)
Net proceeds (repayments) of short-term borrowings	28.3	(26.1)
Net increase in book overdrafts	22.9	33.6
Principal payments on finance lease obligations	(1.5)	(2.5)
Dividends paid to shareholders	(6.0)	(3.8)
Share repurchases	(53.2)	(0.5)
Net cash used in financing activities	(9.9)	(68.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3.8	(6.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.7	(0.2)
Net change in cash, cash equivalents, and restricted cash	4.5	(6.6)
Cash, cash equivalents, and restricted cash—beginning of period	40.5	52.4
Cash, cash equivalents, and restricted cash—end of period	$45.0	$45.8
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$6.1	$16.1
Income taxes, net	2.0	31.7
Noncash investing activities:
Asset additions under operating leases	13.4	2.1
Asset additions under finance leases and sale-leasebacks	—	2.0

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43.7	$39.2
Restricted cash	1.3	1.3
Receivables less provisions of $3.3 at March 31, 2023 and $3.2 at December 31, 2022	615.4	514.4
Inventories	710.7	798.5
Prepaid expenses and other current assets	85.4	88.2
Total current assets	1,456.5	1,441.6
Property, plant, and equipment, at cost	938.3	898.6
Less: Accumulated depreciation	451.9	440.2
Property, plant, and equipment, net	486.4	458.4
Operating lease assets	244.8	240.5
Other intangible assets	64.3	50.9
Goodwill	135.1	129.2
Deferred charges and other assets	14.4	13.7
Total assets	$2,401.5	$2,334.3
Liabilities
Current liabilities:
Accounts payable	$522.1	$438.4
Salaries, wages, and commissions	37.3	67.3
Other accrued liabilities	71.1	77.7
Short-term debt	4.0	5.8
Current portion of operating lease liabilities	26.1	25.2
Current portion of deferred employee benefits	4.8	4.8
Total current liabilities	665.4	619.2
Long-term debt	391.1	361.2
Deferred employee benefits	112.2	118.0
Noncurrent operating lease liabilities	219.3	215.1
Deferred income taxes	119.2	113.5
Other noncurrent liabilities	13.3	14.3
Total liabilities	1,520.5	1,441.3
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,449,009 and 39,059,198 shares issued at March 31, 2023 and December 31, 2022, respectively	0.4	0.4
Capital in excess of par value	400.3	397.7
Retained earnings	733.8	692.5
Treasury stock at cost – Common stock of 3,678,554 and 2,070,654 shares at March 31, 2023 and December 31, 2022, respectively	(117.9)	(61.1)
Accumulated other comprehensive loss	(143.6)	(144.4)
Total Ryerson Holding Corporation stockholders’ equity	873.0	885.1
Noncontrolling interest	8.0	7.9
Total equity	881.0	893.0
Total liabilities and equity	$2,401.5	$2,334.3

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 11,924,478 shares of our common stock, which is approximately 33% of our outstanding common stock. On February 28, 2023, Platinum sold 2,486,580 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock. See Note 11: Stockholders’ Equity for further information.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$43.7	$39.2
Restricted cash	1.3	1.3
Total cash, cash equivalents, and restricted cash	$45.0	$40.5

We have cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on projections of expected year-end inventory levels and costs. The year-end projection is then allocated to the interim quarters on a pro-rata basis. Year-end LIFO calculations are based on actual inventory levels and costs.

Inventories, at stated LIFO value, were classified at March 31, 2023 and December 31, 2022 as follows:

	March 31,	December 31,
	2023	2022
	(In millions)
In process and finished products	$710.7	$798.5

If current cost had been used to value inventories, such inventories would have been $249 million and $245 million higher than reported at March 31, 2023 and December 31, 2022, respectively. Approximately 88% and 90% of inventories are accounted for under the LIFO method at March 31, 2023 and December 31, 2022, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.9 million and $7.4 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $135.1 million and $129.2 million at March 31, 2023 and December 31, 2022, respectively. We recognized $5.9 million of additional goodwill during the first three months of 2023 related to the BLP Holdings, LLC ("BLP") acquisition, see Note 6: Acquisitions for further information, and adjustments to purchase accounting related to certain 2022 acquisitions.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2022, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $15.4 million of intangible assets during the first three months of 2023. See Note 6: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On November 1, 2022, JT Ryerson paid $31.8 million to acquire Excelsior, Inc. (“Excelsior”). In the three months ended March 31, 2023, JT Ryerson paid an additional $0.4 million related to the net working capital adjustment.

On March 1, 2023, JT Ryerson paid $38.5 million to acquire BLP. Based out of Houston, Texas, BLP is comprised of three divisions: Absolute Metal Products, Metal Cutting Specialists, and Houston Water Jet, serving various industries such as oil and gas, aerospace, telecommunications, and structural fabrication. BLP provides complex fabrication services in addition to toll processing, including saw cutting, machining, and water jet cutting, which will add to Ryerson's value-add processing capabilities. This acquisition is not material to our consolidated financial statements. The company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" as of March 31, 2023 due to the timing of the acquisition in relation to the reporting date.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In millions)
Ryerson Credit Facility	$395.0	$365.0
Foreign debt	2.2	4.0
Other debt	3.6	4.0
Unamortized debt issuance costs and discounts	(5.7)	(6.0)
Total debt	395.1	367.0
Less: Short-term foreign debt	2.2	4.0
Less: Other short-term debt	1.8	1.8
Total long-term debt	$391.1	$361.2

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

At March 31, 2023, Ryerson had $395.0 million of outstanding borrowings, $14 million of letters of credit issued, and $766 million available under the Ryerson Credit Facility compared to $365.0 million of outstanding borrowings, $16 million of letters of credit issued, and $826 million available at December 31, 2022. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

At times, we may attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.729% which matured in June 2022. Additionally, in November 2019, we entered into a second interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.539% through November 2022. In August 2022, the second interest swap was terminated, as such, we had no interest rate swap instruments outstanding as of March 31, 2023 and December 31, 2022.

The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility was 6.0% and 5.6% at March 31, 2023 and December 31, 2022, respectively.

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

Net proceeds (repayments) of short-term borrowings that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

2022 and 2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The Company completed a series of repurchases and redemptions between the fourth quarter of 2020 and the third quarter of 2022, in which the entire principal balance of the 2028 Notes was repaid, bringing the balance to zero as of December 31, 2022.

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

Foreign Debt

As of March 31, 2023, Ryerson China had no credit facility borrowings outstanding. The debt balance of $2.2 million was related to letter of credit drawdowns at Ryerson China that incur service charges (an initiation fee ranging between 0.25% and 0.30% and a redemption fee ranging between zero and 0.125% per month), rather than interest. These balances are secured by Ryerson China's property, plant, and equipment. At December 31, 2022, Ryerson China’s foreign borrowings were $4.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $46 million and $44 million at March 31, 2023 and December 31, 2022, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $4 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.4	$0.7	$—	$0.1
Interest cost	4.1	2.5	0.5	0.3
Expected return on assets	(4.1)	(3.4)	—	—
Settlement charge (credit)	—	0.1	—	—
Recognized actuarial (gain) loss	1.1	2.0	(2.1)	(1.5)
Amortization of prior service credit	—	—	—	—
Net periodic benefit cost (credit)	$1.5	$1.9	$(1.6)	$(1.1)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $5.8 million to the pension plan funds through the three months ended March 31, 2023, and anticipates that it will have a minimum required pension contribution funding of approximately $3.1 million for the remaining nine months of 2023. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

NOTE 9: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). In 2017, the EPA issued its Record of Decision (“ROD”) for the site, which provides for a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. An allocation of costs of remediation among the various PRPs is not anticipated until 2024 or 2025. All dates included herein are subject to change.

One hundred percent of the PHS Site is currently in the active remedial design phase, with plans being developed by various members of the Portland Harbor Participation and Common Interest Group (“PCI Group”). Neither the EPA nor any other party has asked JT Ryerson to participate in the remedial design phase. The EPA did include Schnitzer Steel, which is developing a remedial design plan for the area which includes the area where the former JT Ryerson facilities were located. Schnitzer Steel has indicated that JT Ryerson was not a significant contributor of any contaminants of concern.

The Allocation Team of the PCI Group will prepare a proposed Joint Preliminary Allocation Report (“JPAR”) relating to the allocation of costs among the PRPs. The current timeline projects that the final JPAR will be issued by the end of 2024, at which point a six-month mediation period will commence. All PRPs, including JT Ryerson, are expected to participate in this mediation process, during which the PRPs will attempt to agree on a final cost allocation.

The EPA has set forth its desire for a single overarching consent decree to be signed by all settling parties by the summer of 2025. This decree would include implementation of the various proposed remedial design plans, sequencing, and payment of costs for all work to be done at the site, and site-wide covenants not to sue. The EPA has also indicated that it anticipates that Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans, will be issued to PRPs between the end of 2023 and mid-2024.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has not begun meeting with any of the smaller parties who have requested de minimis status, stating that it does not intend to begin those considerations until after the remedial design work is completed and the SNLs are issued. It has met with selected parties that we believe to be larger targets.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of March 31, 2023, is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

NOTE 10: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into fixed price natural gas contracts and diesel fuel derivative contracts to manage the price risk of forecasted purchases of natural gas and diesel fuel.

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% which matured in June 2022. Additionally, in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated this forward agreement, therefore, no interest rate swaps remained outstanding as of March 31, 2023 or December 31, 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked the interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$7.4	$8.5	Other accrued liabilities	$4.5	$12.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Total derivatives		$7.4	$8.6		$4.5	$12.1

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2023 and December 31, 2022:

	Notional Amount
Derivative Instruments	At March 31, 2023	At December 31, 2022	Unit of Measurement
Hot roll coil swap contracts	28,986	40,036	Tons
Aluminum swap contracts	19,228	21,116	Tons
Nickel swap contracts	1,592	1,525	Tons
Diesel fuel swap contracts	—	70,000	Gallons
Foreign currency exchange contracts	3.1 million	2.3 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022:

Derivatives not designated as hedging	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
instruments under ASC 815	Recognized in Income	Three Months Ended March 31,
	on Derivatives	2023	2022

Metal commodity contracts	Cost of materials sold	$7.6	$(2.6)
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	0.7
Interest rate swaps	Interest and other expense on debt	—	0.6
Total		$7.6	$(1.3)
		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$—	$(0.7)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2023:

	At March 31, 2023
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$7.4	$—
Total derivatives	$—	$7.4	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$4.5	$—
Total derivatives	$—	$4.5	$—

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

The fair value of each commodity, diesel fuel, and interest rate swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of the interest rate swap was based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows were derived based on the terms of the interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 60 days. See the Condensed Consolidated Balance Sheets for the March 31, 2023 and December 31, 2022 values of these assets and liabilities.

NOTE 11: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

On February 28, 2023, Platinum closed on an underwritten secondary offering of 2,486,580 shares of its common stock. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock for $53.0 million. Ryerson did not offer any shares of its common stock in the transaction and did not receive any of the proceeds from the sale of the shares offered by Platinum. The Company funded the share repurchase with cash on hand. As of March 31, 2023, Platinum's ownership of our common stock decreased from approximately 43% at December 31, 2022 to approximately 33%.

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the quarter ended March 31, 2023:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	47.3	—	—	0.2	47.5
Foreign currency translation	—	—	—	—	—	—	1.5	—	(0.1)	1.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax of $0.4	—	—	(1,518)	(53.6)	—	—	—	—	—	(53.6)
Stock-based compensation expense	390	—	(90)	(3.2)	2.5	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	0.1	(6.0)	—	—	—	(5.9)
Balance at March 31, 2023	39,449	$0.4	(3,679)	$(117.9)	$400.3	$733.8	$(55.4)	$(88.2)	$8.0	$881.0

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2022:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	163.6	—	—	—	0.2	163.8
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	—	1.5
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.7	—	—	0.7
Share repurchases			(20)	(0.5)							(0.5)
Stock-based compensation expense	371	—	(77)	(2.7)	1.3	—	—	—	—	—	(1.4)
Cash dividends and dividend equivalents						(3.9)					(3.9)
Interest rate swap, net of tax of zero	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2022	39,058	$0.4	(390)	$(11.6)	$389.9	$481.4	$(47.6)	$(113.8)	$(0.8)	$7.6	$705.5

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2023	$(56.9)	$(87.5)
Other comprehensive loss before reclassifications	1.5	—
Amounts reclassified from accumulated other comprehensive income into net income	—	(0.7)
Net current-period other comprehensive income (loss)	1.5	(0.7)
Balance at March 31, 2023	$(55.4)	$(88.2)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and March 31, 2022:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	March 31, 2023	March 31, 2022
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial (gain) loss	$(1.0)	$0.5	Other income and (expense), net
Pension settlement	—	0.1	Other income and (expense), net
Total before tax	(1.0)	0.6
Tax expense	0.3	0.1
Net of tax	$(0.7)	$0.7
Interest rate swap
Realized swap interest	$—	$0.7	Interest and other expense on debt
Tax benefit	—	—
Net of tax	$—	$0.7

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended
	March 31,
Product Line	2023	2022
Carbon Steel Flat	25%	31%
Carbon Steel Plate	10	10
Carbon Steel Long	14	13
Stainless Steel Flat	17	19
Stainless Steel Plate	5	5
Stainless Steel Long	5	4
Aluminum Flat	15	11
Aluminum Plate	2	2
Aluminum Long	5	4
Other	2	1
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2023	2022
Net Sales	(In millions)
United States	1,288.3	$1,603.3
Foreign countries	117.8	145.5
Total	$1,406.1	$1,748.8

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2023	2022
Revenue on products with an alternative use	88%	90%
Revenue on products with no alternative use	12	10
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $618.6 million and $517.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2023	$20.4	$16.2
Contract liability satisfied during the period	—	(0.6)
Contract liability incurred during the period	—	1.4
Net change in contract assets and liabilities for products with no alternative use during the period	(0.1)	0.1
Changes to reserves	0.2	0.9
Ending Balance at March 31, 2023	$20.5	$18.0

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of March 31, 2023:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2023	$3.2
Current period provision	0.7
Write-offs charged against allowance	(0.6)
Recoveries	0.1
Translation	(0.1)
Balance at March 31, 2023	$3.3

NOTE 14: INCOME TAXES

For the three months ended March 31, 2023, the Company recorded income tax expense of $14.8 million compared to $55.0 million in the prior year. The income tax expense for the three months ended March 31, 2023 and 2022 primarily represent taxes at federal and local statutory rates where the Company operates. The decrease in the income tax provision in the first three months of 2023 compared to the first three months of 2022 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $5.0 million at both March 31, 2023 and December 31, 2022.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first three months of 2023; therefore, the balance of $1.6 million at December 31, 2022 remains unchanged.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2023	2022
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$47.3	$163.6
Denominator:
Weighted average shares outstanding	36,453	38,391
Dilutive effect of stock-based awards	792	833
Weighted average shares outstanding adjusted for dilutive securities	37,245	39,224

Earnings per share
Basic	$1.30	$4.26
Diluted	$1.27	$4.17

NOTE 16: SUBSEQUENT EVENTS

Share Repurchase Authorization. As of March 31, 2023, $20.0 million of the $75.0 million remained under the existing share repurchase authorization expiring in August 2024. On May 1, 2023, the Board of Directors authorized increasing and extending the Company's share repurchase program by $80.0 million to $100.0 million expiring in April 2025. Under the share repurchase authorization, management has discretion in determining the conditions under which shares may be purchased from time to time.

Dividends. On May 1, 2023, the Board of Directors declared a quarterly cash dividend in the amount of $0.18 per share of common stock, payable on June 15, 2023, to stockholders of record as of June 1, 2023. Future quarterly dividends, if any, will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2022 in our Annual Report on Form 10-K filed on February 22, 2023.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first quarter of 2023, Ryerson experienced lower pricing compared to the fourth quarter of 2022, with average selling prices 2.2% lower, reflective of a commodity pricing environment that was influenced by easing industrial and manufacturing activity as well as increased availability of supply. In the first three months of 2023, Ryerson experienced lower pricing compared to the first three months of 2022, with average selling prices 18.2% lower, driven by a lower commodity pricing environment attributable to the absence of the 2022 surge in demand due to concerns about resource scarcity caused in part by the Russia-Ukraine war, supply shortages, supply-chain bottlenecks, and stronger cyclical demand returning to pre-COVID-19 levels.

Key industry indicators showed slowing growth in the first quarter of 2023. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), reporting readings below the growth threshold of 50, indicating continued contraction in factory activity in March. U.S. Industrial Production indicated lower year-over-year increases in the first quarter, compared to the fourth quarter of 2022, signifying slowing conditions for businesses in the industrial sector of the economy.

According to the Metal Service Center Institute, North American service center volumes increased by 5.5% in the first three months of 2023 compared to the first three months of 2022. On a North American basis, Ryerson performed below the industry with volumes decreasing 0.9% over the same period. On a quarterly sequential basis, the industry volume increase of 15.7% was higher than Ryerson’s North American volume increase of 14.5%. Compared to the fourth quarter of 2022, Ryerson’s end-market demand increased across all sectors in the first quarter of 2023, most notably the oil and gas and food processing and agriculture sectors.

First Quarter 2023 vs. First Quarter 2022 performance

$1.4B	18.8%		$47M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
20% decrease		470 bps decrease	$116M decrease
$1.27	$1.27		$80M
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$2.90 decrease		$3.00 decrease	$2M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $1.4 billion in the first three months of 2023, a decrease of 19.6% compared to $1.7 billion for the first three months of 2022, with average selling prices 18.2% lower and tons shipped 1.7% lower. In the first three months of 2023, gross margin contracted to 18.8% compared to 23.5% for the first three months of 2022. Included in the first three months of 2023 cost of materials sold was LIFO expense of $4.0 million, compared to LIFO expense of $2.2 million in the first three months of 2022. Net income attributable to Ryerson Holding Corporation was $47.3 million, or earnings of $1.27 per diluted share, in the first three months of 2023 compared to net income attributable to Ryerson Holding Corporation of $163.6 million, or earnings of $4.17 per diluted share, for the first three months of 2022.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP. Illustrated in the below table, the first three months of 2023 had no adjustments to net income attributable to Ryerson Holding Corporation of $47.3 million, a decrease of $120.2 million compared to the year-ago adjusted net income attributable to Ryerson Holding Corporation of $167.5 million which was adjusted by a loss on retirement of debt of $5.3 million and the associated income taxes.

(Dollars and shares in millions, except per share data)	First Quarter 2023	First Quarter 2022
Net income attributable to Ryerson Holding Corporation	$47.3	$163.6
Loss on retirement of debt	—	5.3
Benefit for income taxes on above item	—	(1.4)
Adjusted net income attributable to Ryerson Holding Corporation	$47.3	$167.5
Diluted earnings per share	$1.27	$4.17
Adjusted diluted earnings per share	$1.27	$4.27
Shares outstanding – diluted	37.2	39.2

Recent Developments

On February 24, 2023, the US government announced trade actions targeting goods and entities from Russia, which included a proclamation to impose 200% ad valorem tariffs on Russian-origin aluminum products and derivative products and other articles made from Russian primary aluminum or Russian aluminum castings. The duties will be imposed under section 232 of the Trade Expansion Act ("Section 232") and cited by the White House due to (1) challenges faced by US aluminum producers in the face of high levels of aluminum imports and high energy prices; (2) recent increases in imports of aluminum from Russia, whose market is especially export-oriented, by 53 percent between March and July 2022; and (3) the fact that the Russian aluminum industry is a key part of Russia's defense industrial base. Ryerson has communicated to all vendors that we will not accept any Russian originating metal.

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2023, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of March 31, 2023.

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

On March 1, 2018, the White House announced a 25% tariff on all imported steel products and 10% tariff on all imported aluminum products for an indefinite amount of time under Section 232. These tariffs, while in effect, have discouraged metal imports from non-exempt countries and have had a favorable impact on the prices of the products we sell and our results of operations. In October 2021, the U.S. and European Union agreed to revise Section 232 tariffs applied to the import of European steel and aluminum, allowing for the duty-free import of European steel and aluminum into the U.S., subject to tariff rate quotas. Specifically, the tariff rate quota includes the duty-free import of 3.3 million metric tons of steel melted and poured in the European Union, 18 thousand metric tons of unwrought aluminum, and 366 thousand metric tons of semi-finished aluminum. The revision was applied on January 1, 2022. Tariff rate quotas have since been implemented for Japan and the United Kingdom at 1.25 million metric tons and 0.5 million metric tons, respectively. The effective dates for the revisions were April 1, 2022 for Japan and June 1, 2022 for the United Kingdom.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2023 and 2022 (certain percentages may not calculate due to rounding):

	Three Months Ended March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,406.1	100.0%	$1,748.8	100.0%
Cost of materials sold	1,141.9	81.2	1,338.7	76.5
Gross profit	264.2	18.8	410.1	23.5
Warehousing, delivery, selling, general, and administrative expenses	194.2	13.8	175.3	10.1
Operating profit	70.0	5.0	234.8	13.4
Other (expenses) and income	(7.7)	(0.5)	(16.0)	(0.9)
Income before income taxes	62.3	4.4	218.8	12.5
Provision for income taxes	14.8	1.1	55.0	3.1
Net income	47.5	3.4	163.8	9.4
Less: Net income attributable to noncontrolling interest	0.2	—	0.2	—
Net income attributable to Ryerson Holding Corporation	$47.3	3.4%	$163.6	9.4%
Basic earnings per share	$1.30		$4.26
Diluted earnings per share	$1.27		$4.17

Net sales

The following charts show the Company’s percentage of sales by major product lines for the three months ended March 31, 2023 and 2022:

	March 31,		Dollar	Percentage
	2023	2022	change	change
	($ in millions)
Net sales	$1,406.1	$1,748.8	$(342.7)	(19.6)%

	March 31,		Tons	Percentage
	2023	2022	change	change
	(in thousands)
Tons sold	519	528	(9)	(1.7)%

	March 31,		Price	Percentage
	2023	2022	change	change
Average selling price per ton sold	$2,709	$3,312	$(603)	(18.2)%

Revenue for the three-month period ended March 31, 2023 decreased from the same period a year ago due to lower average selling prices caused by lower commodity prices. Compared to the year ago period, average selling price decreased for all of our product lines in the three-month period ended March 31, 2023 with the largest decreases in our carbon flat, carbon plate, and stainless flat products. Tons sold decreased slightly in the three months ended March 31, 2023, compared to the year ago period, with decreases in our stainless flat, stainless long, and aluminum long product lines partially offset by increases in carbon plate and aluminum flat tons sold.

Cost of materials sold

	March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$1,141.9	81.2%	$1,338.7	76.5%	$(196.8)	(14.7)%

	March 31,		Cost	Percentage
	2023	2022	change	change
Average cost of materials sold per ton sold	$2,200	$2,535	$(335)	(13.2)%

The decrease in cost of materials sold in the three months ended March 31, 2023 compared to the year ago period is primarily due to a decrease in the average cost of materials sold per ton and to lower tons sold. The largest decreases in the average cost of materials sold during the three months ended March 31, 2023 were in our carbon flat, carbon plate, and carbon long product lines, partially offset by increases in stainless plate, stainless flat, and aluminum flat product lines. During the first quarter of 2023, LIFO expense was $4.0 million compared to LIFO expense of $2.2 million in the first quarter of 2022.

Gross profit

	March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$264.2	18.8%	$410.1	23.5%	$(145.9)	(35.6)%

Gross profit decreased in the three-month period ended March 31, 2023 compared to the year ago period as average selling price decreased faster than the decrease in the average cost of materials sold resulting in a decrease in gross margin.

Operating expenses

	March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$194.2	13.8%	$175.3	10.1%	$18.9	10.8%

Warehousing, delivery, selling, general, and administrative expenses increased in the three months ended March 31, 2023 compared to the year ago period with the largest impact from including expenses of acquisitions during 2022 and the first quarter of 2023. Excluding the impact of acquisitions, which added $6.1 million to expenses in the first quarter of 2023 compared to the first quarter of 2022, expenses changed in the following categories:

•
higher salaries and wage expense of $4.3 million due to compensation increases and increased headcount;
•
higher operating expenses of $3.6 million primarily due to higher insurance costs, higher repair & maintenance costs, and higher rent expense;
•
higher selling, general, and administrative expenses of $3.0 million resulting from higher consulting fees and higher travel and entertainment expenses;
•
higher delivery expenses of $2.8 million due to increased fuel and delivery costs;
•
higher employee benefit costs of $2.1 million;
•
higher reorganization costs of $1.3 million primarily due to increased system implementation activity;
•
partially offset by lower incentive compensation expense of $5.0 million.

Operating profit

	March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$70.0	5.0%	$234.8	13.3%	$(164.8)	(70.2)%

Our operating profit decreased in the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022, primarily due to the decrease in average selling prices discussed above.

Other expenses

	March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(7.6)	(0.5)%	$(10.3)	(0.6)%	$(2.7)	(26.2)%
Other income and (expense), net	$(0.1)	—	$(5.7)	(0.3)%	$5.6	98.2%

Interest and other expense on debt decreased in the three months ended March 31, 2023 compared to the year ago period primarily due to the redemption and repurchase of $300.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) during 2022, bringing the outstanding principal balance to zero in July 2022. Partially offsetting the impact of the redemption and repurchase of the 2028 Notes was higher interest expense in the three months ended March 31, 2023 due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and to higher interest rates on credit facility borrowings compared to the year ago period.

The other income and (expense), net in the first quarter of 2022 includes a $5.3 million loss on the repurchase of $63.1 million principal amount of the 2028 Notes.

Provision for income taxes. Our effective income tax rate was 23.8% in the first quarter of 2023 compared to 25.1% in the first quarter of 2022. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings per share. Basic earnings per share was $1.30 in the first quarter of 2023 compared to $4.26 in the first quarter of 2022. Diluted earnings per share was $1.27 in the first quarter of 2023 compared to $4.17 in the first quarter of 2022. The changes in earnings per share are due to the results of operations discussed above as well as having fewer shares outstanding in the first quarter of 2023 after the repurchase from Platinum of 1,513,420 shares of common stock in the first quarter of 2023 as well as the repurchase of 1,700,766 shares of common stock during 2022.

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

We had cash and cash equivalents of $43.7 million at March 31, 2023, compared to $39.2 million at December 31, 2022. Our total debt outstanding at March 31, 2023 increased to $395 million compared to $367 million at December 31, 2022 due to the acquisition of BLP Holdings, LLC. We had a debt-to-capitalization ratio of 31% and 29% at March 31, 2023 and at December 31, 2022, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $856 million at March 31, 2023 versus $909 million at December 31, 2022. Our net debt (defined as total debt less cash and cash equivalents) was $351 million and $328 million at March 31, 2023 and December 31, 2022, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP, and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$44	$39
Availability under Ryerson Credit Facility and foreign debt facilities	812	870
Total liquidity	$856	$909

Below is a reconciliation of total debt to net debt:

	March 31, 2023	December 31, 2022
	(In millions)
Total debt	$395.1	$367.0
Less: cash and cash equivalents	(43.7)	(39.2)
Net debt	$351.4	$327.8

Of the total cash and cash equivalents, as of March 31, 2023, $7.1 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income	$47.5	$163.8
Loss on retirement of debt	—	5.3
Non-cash gain from derivatives	(6.4)	(10.3)
Change in operating assets and liabilities:
Receivables	(94.8)	(157.1)
Inventories	89.3	(5.9)
Accounts payable	59.0	87.4
All other operating cash flows	(14.2)	(0.7)
Net cash provided by operating activities	80.4	82.5
Acquisitions, net of cash acquired	(38.9)	(3.0)
Capital expenditures	(27.8)	(18.8)
Proceeds from sale of property, plant, and equipment	—	1.0
Net cash used in investing activities	(66.7)	(20.8)
Repayment of debt	(0.4)	(68.8)
Net proceeds (repayments) of short-term borrowings	28.3	(26.1)
Net increase in book overdrafts	22.9	33.6
Dividends paid to shareholders	(6.0)	(3.8)
Share repurchases	(53.2)	(0.5)
All other financing cash flows	(1.5)	(2.5)
Net cash used in financing activities	(9.9)	(68.1)
Effect of exchange rates on cash and cash equivalents	0.7	(0.2)
Net change in cash and cash equivalents	$4.5	$(6.6)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first three months of 2023, working capital requirements decreased as the Company reduced inventory levels in the first quarter of 2023 compared to the fourth quarter of 2022, to more closely align with our long-term days of supply target of 70 to 75 days. Revenue increased in the first quarter of 2023 compared to the fourth quarter of 2022 causing an increase in accounts receivable while material purchases were higher at the end of the first quarter of 2023 compared to the end of the fourth quarter of 2022 resulting in an increase in accounts payable in the first quarter of 2023. In the first three months of 2022, average selling prices increased due to supply constraints and briefly, due to the war between Russia and Ukraine, which resulted in significantly higher operating profits which more than offset a build in working capital.

Investing activities. The Company's main investing activities are acquisitions, capital expenditures, and proceeds from the sale of property, plant, and equipment. The Company paid $38.5 million in the first three months of 2023 to acquire BLP Holdings, LLC. The Company paid $3.0 million in the first three months of 2022 to acquire Apogee Steel Fabrication Incorporated. See Note 6: Acquisitions within Part I, Item I of this report, for further discussion of the 2023 acquisition. Capital expenditures have increased year-over-year to $27.8 million for the first three months of 2023 compared to $18.8 million in the first three months of 2022 as the Company continued its investment in a new facility in University Park, Illinois, which began in 2022. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $1.0 million in the first three months of 2022.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first three months of 2023, we increased credit facility borrowings to fund the acquisition of BLP Holdings, LLC. In the first three months of 2022, we repurchased and retired $63.1 million of our 2028 Notes and reduced credit facility borrowings using cash generated from operations. Book overdrafts fluctuate based on the timing of payments. We repurchased $53.2 million of common stock during the first three months of 2023. Cash dividends paid in the first three months of 2023 were $6.0 million compared to $3.8 million paid to shareholders in the first three months of 2022.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of March 31, 2023. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $395.1 million at March 31, 2023 from $367.0 million at December 31, 2022, mainly due to increased borrowings to fund an acquisition.

Total debt outstanding as of March 31, 2023 consisted of the following amounts: $395.0 million borrowings under the Ryerson Credit Facility, $2.2 million of foreign debt, and $3.6 million of other debt, less $5.7 million of unamortized debt issuance costs. For further information, see Note 7: Long-term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2022, pension liabilities exceeded plan assets by $73.0 million. Through the three months ended March 31, 2023, we have made $5.8 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $3.1 million in the remaining nine months of 2023 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $400.8 million in principal payments to satisfy its debt obligations, consisting of $2.2 million of foreign debt coming due within a year, $3.6 million of other debt coming due through 2024, and $395.0 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

The Company expects to pay approximately $24 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $78 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted-average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2028. The total amount of future lease payments is estimated to be $320 million, with $40 million over the next 12 months. Including leases signed but not yet commenced as of March 31, 2023, total future lease payments is estimated to be $449 million.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of March 31, 2023, we had outstanding purchase obligations of approximately $25.9 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. As of March 31, 2023 and December 31, 2022, we have no publicly traded debt. The carrying value of our debt was $395.1 million and $367.0 million at March 31, 2023 and December 31, 2022, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2023, we have no outstanding interest rate swaps.

Approximately 1% of our debt is at fixed interest rates as of March 31, 2023. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first three months of 2023 by approximately $1.1 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.1 million outstanding at March 31, 2023 with a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2023, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2023 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of March 31, 2023, we had 28,986 tons of hot roll coil swap contracts with a net liability value of $0.3 million, 19,228 tons of aluminum swap contracts with a net asset value of $0.7 million, and 1,592 tons of nickel swap contracts with a net asset value of $2.5 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2023, the Company recognized a gain of $7.6 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2023 would increase or decrease the fair value of commodity derivative contracts by $1.7 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of March 31, 2023, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. Our share repurchases during the first quarter of 2023 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934 as well as in a privately negotiated transaction with affiliates of Platinum Equity, LLC. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
January 1, 2023 - January 31, 2023	—	$—	—	$73.2
February 1, 2023 - February 28, 2023	1,513,420	35.02	1,513,420	20.2
March 1, 2023 - March 31, 2023	5,013	33.56	5,013	20.0
	1,518,433		1,518,433

(1) On August 3, 2022, the Board of Directors authorized a $75 million share repurchase program after the exhaustion of the previous share repurchase program. On May 1, 2023, the Board of Directors authorized an increase in the existing share repurchase program to $100.0 million expiring in April 2025. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.1	Form of retention bonus agreement for Edward J. Lehner, President and Chief Executive Officer and Director of the Company.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*

Written Statement of James J. Claussen, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 1, 2023