Form 10-Q
period 2023-06-30
Ryerson Holding Corp
filed 2023-07-31
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 27, 2023, there were 34,389,033 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,343.5	$1,743.5	$2,749.6	$3,492.3
Cost of materials sold	1,082.6	1,277.6	2,224.5	2,616.3
Gross profit	260.9	465.9	525.1	876.0
Warehousing, delivery, selling, general, and administrative	202.6	182.9	396.8	358.2
Gain on sale of assets	—	(3.8)	—	(3.8)
Operating profit	58.3	286.8	128.3	521.6
Other income and (expense), net	(0.3)	(15.3)	(0.4)	(21.0)
Interest and other expense on debt	(8.3)	(8.3)	(15.9)	(18.6)
Income before income taxes	49.7	263.2	112.0	482.0
Provision for income taxes	12.1	66.8	26.9	121.8
Net income	37.6	196.4	85.1	360.2
Less: Net income attributable to noncontrolling interest	—	—	0.2	0.2
Net income attributable to Ryerson Holding Corporation	$37.6	$196.4	$84.9	$360.0
Comprehensive income	$39.0	$194.8	$87.2	$361.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.1)	0.2	0.1
Comprehensive income attributable to Ryerson Holding Corporation	$38.9	$194.9	$87.0	$361.4
Basic earnings per share	$1.07	$5.20	$2.38	$9.45
Diluted earnings per share	$1.06	$5.10	$2.33	$9.26

Dividends declared per share	$0.180	$0.125	$0.350	$0.225

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$85.1	$360.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.8	28.0
Stock-based compensation	6.2	3.9
Deferred income taxes	10.1	(5.4)
Provision for allowances, claims, and doubtful accounts	2.5	1.6
Gain on sale of assets	—	(3.8)
Pension settlement charge	—	0.1
Loss on retirement of debt	—	19.8
Non-cash gain from derivatives	(6.7)	(15.4)
Other items	(0.3)	(1.0)
Change in operating assets and liabilities:
Receivables	(59.9)	(126.9)
Inventories	48.0	(179.9)
Other assets and liabilities	(1.2)	(3.4)
Accounts payable	103.2	118.3
Accrued liabilities	(23.5)	(22.7)
Accrued taxes payable/receivable	11.9	0.2
Deferred employee benefit costs	(8.5)	(5.6)
Net adjustments	110.6	(192.2)
Net cash provided by operating activities	195.7	168.0
Investing activities:
Acquisitions, net of cash acquired	(50.2)	(5.8)
Investment in unconsolidated subsidiary	—	(2.0)
Capital expenditures	(74.1)	(42.8)
Proceeds from sale of property, plant, and equipment	0.1	7.2
Net cash used in investing activities	(124.2)	(43.4)
Financing activities:
Repayment of debt	(0.9)	(268.6)
Net proceeds of short-term borrowings	29.3	142.8
Credit facility issuance costs	—	(2.7)
Net increase in book overdrafts	14.1	57.0
Principal payments on finance lease obligations	(3.4)	(5.2)
Dividends paid to shareholders	(12.2)	(8.5)
Share repurchases	(103.6)	(48.2)
Tax withholdings on stock-based compensation awards	(3.2)	(2.7)
Net cash used in financing activities	(79.9)	(136.1)
Net decrease in cash, cash equivalents, and restricted cash	(8.4)	(11.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.0)	1.7
Net change in cash, cash equivalents, and restricted cash	(9.4)	(9.8)
Cash, cash equivalents, and restricted cash—beginning of period	40.5	52.4
Cash, cash equivalents, and restricted cash—end of period	$31.1	$42.6
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$12.9	$24.7
Income taxes, net	5.3	128.3
Noncash investing activities:
Asset additions under operating leases	104.6	3.6
Asset additions under finance leases and sale-leasebacks	2.4	2.0

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30.0	$39.2
Restricted cash	1.1	1.3
Receivables less provisions of $4.0 at June 30, 2023 and $3.2 at December 31, 2022	580.6	514.4
Inventories	753.5	798.5
Prepaid expenses and other current assets	82.6	88.2
Total current assets	1,447.8	1,441.6
Property, plant, and equipment, at cost	993.7	898.6
Less: Accumulated depreciation	461.5	440.2
Property, plant, and equipment, net	532.2	458.4
Operating lease assets	328.3	240.5
Other intangible assets	62.5	50.9
Goodwill	135.9	129.2
Deferred charges and other assets	14.8	13.7
Total assets	$2,521.5	$2,334.3
Liabilities
Current liabilities:
Accounts payable	$557.4	$438.4
Salaries, wages, and commissions	44.2	67.3
Other accrued liabilities	73.4	77.7
Short-term debt	3.5	5.8
Current portion of operating lease liabilities	29.1	25.2
Current portion of deferred employee benefits	4.8	4.8
Total current liabilities	712.4	619.2
Long-term debt	392.6	361.2
Deferred employee benefits	111.6	118.0
Noncurrent operating lease liabilities	301.7	215.1
Deferred income taxes	124.6	113.5
Other noncurrent liabilities	12.2	14.3
Total liabilities	1,655.1	1,441.3
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,449,759 and 39,059,198 shares issued at June 30, 2023 and December 31, 2022, respectively	0.4	0.4
Capital in excess of par value	404.0	397.7
Retained earnings	765.1	692.5
Treasury stock at cost – Common stock of 5,060,726 and 2,070,654 shares at June 30, 2023 and December 31, 2022, respectively	(168.9)	(61.1)
Accumulated other comprehensive loss	(142.3)	(144.4)
Total Ryerson Holding Corporation stockholders’ equity	858.3	885.1
Noncontrolling interest	8.1	7.9
Total equity	866.4	893.0
Total liabilities and equity	$2,521.5	$2,334.3

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 7,924,478 shares of our common stock, which is approximately 23% of our outstanding common stock. On February 28, 2023, Platinum sold 2,486,580 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock. Also, on May 8, 2023, Platinum sold 2,630,700 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,369,300 shares of common stock. See Note 12: Stockholders’ Equity for further information.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of June 30, 2023 and for the three-month and six-month periods ended June 30, 2023 and 2022 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$30.0	$39.2
Restricted cash	1.1	1.3
Total cash, cash equivalents, and restricted cash	$31.1	$40.5

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

Inventories, at stated LIFO value, were classified at June 30, 2023 and December 31, 2022 as follows:

	June 30,	December 31,
	2023	2022
	(In millions)
In process and finished products	$753.5	$798.5

If current cost had been used to value inventories, such inventories would have been $240 million and $245 million higher than reported at June 30, 2023 and December 31, 2022, respectively. Approximately 89% and 90% of inventories are accounted for under the LIFO method at June 30, 2023 and December 31, 2022, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $9.0 million and $7.4 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 5: LEASES

In the second quarter of 2023, a long-term operating lease commenced for a new state-of-the-art service center facility in University Park, Illinois. The first four months of the rent payments have been abated. The starting annual rent is approximately $7.3 million per year, with annual increases of 2.2% over the 15-year and 4-month lease term. The lease includes four renewal options of five years each at fair market value. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance, and property management fees. The initial right of use asset and operating lease liability recorded in the Condensed Consolidated Balance Sheet was $99.9 million.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $135.9 million and $129.2 million at June 30, 2023 and December 31, 2022, respectively. We recognized $6.7 million of additional goodwill during the first six months of 2023 primarily related to the BLP Holdings, LLC ("BLP") acquisition, see Note 7: Acquisitions for further information, as well as adjustments to purchase accounting related to certain 2022 acquisitions.

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

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $15.7 million of intangible assets during the first six months of 2023. See Note 7: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 7: ACQUISITIONS

On November 1, 2022, JT Ryerson paid $31.8 million to acquire Excelsior, Inc. (“Excelsior”). In the six months ended June 30, 2023, JT Ryerson paid an additional $0.6 million related to the net working capital adjustment.

On March 1, 2023, JT Ryerson acquired BLP. Based out of Houston, Texas, BLP is comprised of three divisions: Absolute Metal Products, Metal Cutting Specialists, and Houston Water Jet, serving various industries such as oil and gas, aerospace, telecommunications, and structural fabrication. BLP provides complex fabrication services in addition to toll processing, including saw cutting, machining, and water jet cutting, which will add to Ryerson's value-add processing capabilities. The total amount paid by JT Ryerson for the acquisition amounted to $39.9 million. This acquisition is not material to our consolidated financial statements.

During the first six months of 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million. The transaction qualified for asset acquisition accounting and is not material to our consolidated financial statements.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In millions)
Ryerson Credit Facility	$398.0	$365.0
Foreign debt	0.4	4.0
Other debt	3.1	4.0
Unamortized debt issuance costs and discounts	(5.4)	(6.0)
Total debt	396.1	367.0
Less: Short-term foreign debt	0.4	4.0
Less: Other short-term debt	3.1	1.8
Total long-term debt	$392.6	$361.2

Ryerson Credit Facility

On June 29, 2022, Ryerson entered into a fifth amendment of its revolving credit facility to among other things, increase the facility size from $1.0 billion to $1.3 billion and to extend the maturity date from November 5, 2025 to June 29, 2027 (as amended, the “Ryerson Credit Facility” or “Credit Facility”). This fifth amendment maintains the ability to convert up to $100 million of commitments under the Ryerson Credit Facility into a “first-in, last-out” sub-facility (the “FILO Facility”). Subject to certain limitations, such conversion can be made from time to time (but no more than twice in the aggregate) prior to the date that is two years after June 29, 2022.

At June 30, 2023, Ryerson had $398.0 million of outstanding borrowings, $14 million of letters of credit issued, and $712 million available under the Ryerson Credit Facility compared to $365.0 million of outstanding borrowings, $16 million of letters of credit issued, and $826 million available at December 31, 2022. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

At times, we may attempt to minimize interest rate risk exposure through the utilization of interest rate swaps, which are derivative financial instruments. In June 2019, we entered into an interest rate swap to fix interest on $60 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.729% which matured in June 2022. Additionally, in November 2019, we entered into a second interest rate swap to fix interest on $100 million of our floating rate debt under the Ryerson Credit Facility at a LIBOR rate of 1.539% through November 2022. In August 2022, the second interest swap was terminated, as such, we had no interest rate swap instruments outstanding as of June 30, 2023 and December 31, 2022.

The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 6.3% and 5.6% at June 30, 2023 and December 31, 2022, respectively.

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

Foreign Debt

At June 30, 2023, Ryerson China had no credit facility borrowings outstanding. The debt balance of $0.4 million was related to letter of credit drawdowns at Ryerson China that incur service charges (an initiation fee ranging between 0.25% and 0.30% and a redemption fee ranging between zero and 0.125% per month), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2022, Ryerson China’s foreign borrowings were $4.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under the foreign credit lines was $48 million and $44 million at June 30, 2023 and December 31, 2022, respectively. Letters of credit issued by our foreign subsidiaries were $1 million and $4 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 9: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.5	$0.7	$0.1	$0.1
Interest cost	4.0	2.4	0.4	0.3
Expected return on assets	(4.1)	(3.3)	—	—
Recognized actuarial (gain) loss	1.0	2.0	(2.0)	(1.4)
Amortization of prior service credit	—	—	—	(0.1)
Net periodic benefit cost (credit)	$1.4	$1.8	$(1.5)	$(1.1)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.9	$1.4	$0.1	$0.2
Interest cost	8.1	4.9	0.9	0.6
Expected return on assets	(8.2)	(6.7)	—	—
Settlement charge	—	0.1	—	—
Recognized actuarial (gain) loss	2.1	4.0	(4.1)	(2.9)
Amortization of prior service credit	—	—	—	(0.1)
Net periodic benefit cost (credit)	$2.9	$3.7	$(3.1)	$(2.2)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

The Company contributed $6.9 million to the pension plan funds through the six months ended June 30, 2023, and anticipates that it will have a minimum required pension contribution funding of approximately $2.0 million for the remaining six months of 2023. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of June 30, 2023, is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% which matured in June 2022. Additionally, in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated this forward agreement, therefore, no interest rate swaps remained outstanding as of June 30, 2023 or December 31, 2022. Upon entering into the swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked the interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

The Company currently does not account for its commodity and foreign exchange derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings.

The Company regularly reviews the creditworthiness of its derivative counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements.

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$8.2	$8.5	Other accrued liabilities	$4.9	$12.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	0.1	—
Total derivatives		$8.2	$8.6		$5.0	$12.1

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2023 and December 31, 2022:

	Notional Amount
Derivative Instruments	June 30, 2023	December 31, 2022	Unit of Measurement
Hot roll coil swap contracts	16,985	40,036	Tons
Aluminum swap contracts	18,798	21,116	Tons
Nickel swap contracts	1,599	1,525	Tons
Diesel fuel swap contracts	—	70,000	Gallons
Foreign currency exchange contracts	3.0 million	2.3 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022:

Derivatives not designated as hedging	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
instruments under ASC 815	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
	on Derivatives	2023	2022	2023	2022

Metal commodity contracts	Cost of materials sold	$(0.5)	$4.0	$7.1	$1.4
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	0.5	—	1.2
2018 Notes embedded derivative	Other income and (expense), net	—	—	—	(0.2)
Foreign exchange contracts	Other income and (expense), net	(0.1)	—	(0.1)	—
Interest rate swaps	Interest and other expense on debt	—	0.2	—	0.8
Total		$(0.6)	$4.7	$7.0	$3.2
		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	$—	$(0.7)	$—	$(1.4)

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2023:

	At June 30, 2023
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$8.2	$—
Total derivatives	$—	$8.2	$—
Liabilities
Derivatives:
Derivatives not designated as hedging instruments under ASC 815:
Metal commodity contracts	$—	$4.9	$—
Foreign currency exchange contracts	—	0.1	—
Total derivatives	$—	$5.0	$—

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

The fair value of each commodity, diesel fuel, and interest rate swap derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. The fair value of the interest rate swap was based on the sum of all future net present value cash flows for the fixed and floating leg of the swap. The future cash flows were derived based on the terms of our interest rate swap, as well as published discount factors, and projected forward LIBOR rates.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 60 days. See the Condensed Consolidated Balance Sheets for the June 30, 2023 and December 31, 2022 values of these assets and liabilities.

NOTE 12: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

On February 28, 2023, Platinum closed on an underwritten secondary offering of 2,486,580 shares of its common stock. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock for $53.0 million. On May 8, 2023, Platinum closed on another underwritten secondary offering of 2,630,700 shares of its common stock. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,369,300 shares of common stock for $50.0 million. In both transactions, Ryerson did not offer any shares of its common stock in the transaction and did not receive any of the proceeds from the sale of the shares by Platinum. The Company funded the share repurchases with cash on hand. Following the closing of these two transactions, Platinum's ownership of our common stock decreased from approximately 43% to approximately 23%.

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three-month and six-month periods ended June 30, 2023:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	47.3	—	—	0.2	47.5
Foreign currency translation	—	—	—	—	—	—	1.5	—	(0.1)	1.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax of $0.4	—	—	(1,518)	(53.6)	—	—	—	—	—	(53.6)
Stock-based compensation expense, net	390	—	(90)	(3.2)	2.5	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	0.1	(6.0)	—	—	—	(5.9)
Balance at March 31, 2023	39,449	$0.4	(3,679)	$(117.9)	$400.3	$733.8	$(55.4)	$(88.2)	$8.0	$881.0
Net income	—	—	—	—	—	37.6	—	—	—	37.6
Foreign currency translation	—	—	—	—	—	—	2.0	—	0.1	2.1
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax $0.5	—	—	(1,382)	(51.0)	—	—	—	—	—	(51.0)
Stock-based compensation expense, net	—	—	—	—	3.7	—	—	—	—	3.7
Issuance of common stock	1	—	—	—	—	—	—	—	—	—
Cash dividends and dividend equivalents	—	—	—	—	—	(6.3)	—	—	—	(6.3)
Balance at June 30, 2023	39,450	$0.4	(5,061)	$(168.9)	$404.0	$765.1	$(53.4)	$(88.9)	$8.1	$866.4

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three-month and six-month periods ended June 30, 2022:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	163.6	—	—	—	0.2	163.8
Foreign currency translation	—	—	—	—	—	—	1.5	—	—	—	1.5
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	0.7	—	—	0.7
Share repurchases		—	(20)	(0.5)	—	—	—	—	—	—	(0.5)
Stock-based compensation expense, net	371	—	(77)	(2.7)	1.3	—	—	—	—	—	(1.4)
Cash dividends and dividend equivalents	—	—	—	—	—	(3.9)	—	—	—	—	(3.9)
Interest rate swap, net of tax of zero	—	—	—	—	—	—	—	—	0.7	—	0.7
Balance at March 31, 2022	39,058	$0.4	(390)	$(11.6)	$389.9	$481.4	$(47.6)	$(113.8)	$(0.8)	$7.6	$705.5
Net income	—	—	—	—	—	196.4	—	—	—	—	196.4
Foreign currency translation	—	—	—	—	—	—	(2.2)	—	—	(0.1)	(2.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	0.2	—	—	0.2
Share repurchases	—	—	(1,613)	(47.7)	—	—	—	—	—	—	(47.7)
Stock-based compensation expense, net	1	—	—	—	2.6	—	—	—	—	—	2.6
Cash dividends and dividend equivalents	—	—	—	—	—	(4.7)	—	—	—	—	(4.7)
Interest rate swap, net of tax of $0.2	—	—	—	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2022	39,059	$0.4	(2,003)	$(59.3)	$392.5	$673.1	$(49.8)	$(113.6)	$(0.3)	$7.5	$850.5

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2023:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2023	$(56.9)	$(87.5)
Other comprehensive income before reclassifications	3.5	—
Amounts reclassified from accumulated other comprehensive income into net income	—	(1.4)
Net current-period other comprehensive income (loss)	3.5	(1.4)
Balance at June 30, 2023	$(53.4)	$(88.9)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2023:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	June 30, 2023
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(1.0)	$(2.0)	Other income and (expense), net
Pension settlement	—	—	Other income and (expense), net
Total before tax	(1.0)	(2.0)
Tax expense	0.3	0.6
Net of tax	$(0.7)	$(1.4)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	June 30, 2022
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.7	$1.2	Other income and (expense), net
Pension settlement	—	0.1	Other income and (expense), net
Prior service credits	(0.1)	(0.1)	Other income and (expense), net
Total before tax	0.6	1.2
Tax benefit	(0.4)	(0.3)
Net of tax	$0.2	$0.9
Interest rate swap
Realized swap interest	$0.7	$1.4	Interest and other expense on debt
Tax benefit	(0.2)	(0.2)
Net of tax	$0.5	$1.2

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2023	2022	2023	2022
Carbon Steel Flat	26%	29%	26%	30%
Carbon Steel Plate	10	10	10	10
Carbon Steel Long	14	13	14	13
Stainless Steel Flat	15	18	16	18
Stainless Steel Plate	5	4	5	5
Stainless Steel Long	5	5	5	5
Aluminum Flat	15	13	15	12
Aluminum Plate	3	2	2	2
Aluminum Long	5	4	5	4
Other	2	2	2	1
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	(In millions)
United States	$1,223.8	$1,589.9	$2,512.1	$3,193.2
Foreign countries	119.7	153.6	237.5	299.1
Total	$1,343.5	$1,743.5	$2,749.6	$3,492.3

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2023	2022	2023	2022
Revenue on products with an alternative use	87%	90%	87%	90%
Revenue on products with no alternative use	13	10	13	10
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $584.6 million and $517.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

	Contract Assets	Contract Liabilities
	(In millions)
Beginning Balance at January 1, 2023	$20.4	$16.2
Contract liability satisfied during the period	—	(1.7)
Contract liability incurred during the period	—	3.7
Net change in contract assets and liabilities for products with no alternative use during the period	(1.1)	0.1
Changes to reserves	0.7	(0.4)
Ending Balance at June 30, 2023	$20.0	$17.9

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of June 30, 2023:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2023	$3.2
Current period provision	2.0
Write-offs charged against allowance	(1.2)
Recoveries	0.2
Translation	(0.2)
Balance at June 30, 2023	$4.0

NOTE 15: INCOME TAXES

For the three months ended June 30, 2023, the Company recorded income tax expense of $12.1 million compared to $66.8 million in the prior year. The income tax expense for the three months ended June 30, 2023 and 2022 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. For the six months ended June 30, 2023, the Company recorded income tax expense of $26.9 million compared to $121.8 million in the prior year. The income tax expense for the six months ended June 30, 2023 and 2022 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses. The decrease in the income tax provision in the first six months of 2023 compared to the first six months of 2022 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $5.0 million at both June 30, 2023 and December 31, 2022.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first six months of 2023, therefore, the balance of $1.6 million at December 31, 2022 remains unchanged.

NOTE 16: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were zero for the three and six-month periods ended June 30, 2023, and 199,045 and 99,522 for the three and six-month periods ended June 30, 2022, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2023	2022	2023	2022
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$37.6	$196.4	$84.9	$360.0
Denominator:
Weighted average shares outstanding	34,951	37,799	35,698	38,093
Dilutive effect of stock-based awards	502	725	647	779
Weighted average shares outstanding adjusted for dilutive securities	35,453	38,524	36,345	38,872

Earnings per share
Basic	$1.07	$5.20	$2.38	$9.45
Diluted	$1.06	$5.10	$2.33	$9.26

NOTE 17: SUBSEQUENT EVENTS

Dividends. On July 31, 2023, the Board of Directors declared a quarterly cash dividend in the amount of $0.1825 per share of common stock, payable on September 14, 2023, to stockholders of record as of August 31, 2023. Future quarterly dividends, if any, will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 23, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2022 in our Annual Report on Form 10-K filed on February 23, 2023.

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

The metals service center industry is cyclical and volatile in both pricing and demand, and difficult to predict. In the first half of 2023, Ryerson experienced lower metals commodity prices compared to the first half of 2022, with average selling prices 18.4% lower. In the first half of 2022, average selling prices benefited from trade disruptions due the initial onset of the Russia-Ukraine war, which caused global demand to outpace supply availability as customers pulled forward demand in preparation for potential supply chain issues. In the first half of 2023, average selling prices normalized closer to long term averages. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices.

Key industry indicators showed slowing growth in the second quarter of 2023. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported readings below the growth threshold of 50 in April, May, and June of 2023, indicating continued trend of contraction in the manufacturing sector since November 2022. U.S. Industrial Production indicated lower year-over-year increases in April and May before reporting a contraction in June, signifying slowing conditions for businesses in the industrial sector of the economy.

According to the Metal Service Center Institute, North American service center volumes increased by 4.2% in the first half of 2023 compared to the first half of 2022. On a North American basis, Ryerson performed lower than the industry with volumes declining 3.5% over the same period. On a quarterly sequential basis, industry volume contraction of 2.2% was less than Ryerson’s volume decrease of 5.8%. On a quarterly sequential basis, Ryerson end-market demand decreased in the Industrial Machinery & Equipment, HVAC, Food Processing and Agricultural equipment and Metal Fabrication & Machine Shop sectors but was partially offset by demand growth in the Construction Equipment and Oil & Gas sectors.

First Six Months 2023 vs. First Six Months 2022 performance highlights

$2.7B	19.1%		$85M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
21% decrease		600bps decrease	$275M decrease
$2.33	$2.33		$196M
Diluted EPS	Adj. Diluted EPS*		Cash from Operating Activities
$6.93 decrease		$7.23 decrease	$28M increase

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

Ryerson generated revenues of $2.7 billion in the first six months of 2023, a decrease of 21.3% compared to $3.5 billion for the first six months of 2022, with average selling prices 18.4% lower and tons shipped 3.5% lower. In the first six months of 2023, gross margin decreased to 19.1% compared to 25.1% for the first six months of 2022. Included in the first six months of 2023 cost of materials sold was LIFO income of $5.0 million, compared to LIFO income of $71.6 million in the first six months of 2022. Net income attributable to Ryerson Holding Corporation was $84.9 million, or earnings of $2.33 per diluted share, in the first six months of 2023 compared to net income attributable to Ryerson Holding Corporation of $360.0 million, or income of $9.26 per diluted share, for the first six months of 2022.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP. Illustrated in the below table, the first six months of 2023 had no adjustments to net income attributable to Ryerson Holding Corporation of $84.9 million, a decrease of $287.0 million compared to the year-ago adjusted net income attributable to Ryerson Holding Corporation of $371.9 million which was adjusted by a loss on retirement of debt of $19.8 million and a gain on the sale of assets of $3.8 million and the associated income taxes.

(Dollars and shares in millions, except per share data)	First Six Months 2023	First Six Months 2022
Net income attributable to Ryerson Holding Corporation	$84.9	$360.0
Gain on sale of assets	—	(3.8)
Loss on retirement of debt	—	19.8
Benefit for income taxes on above items	—	(4.1)
Adjusted net income attributable to Ryerson Holding Corporation	$84.9	$371.9
Diluted earnings per share	$2.33	$9.26
Adjusted diluted earnings per share	$2.33	$9.56
Shares outstanding – diluted	36.3	38.9

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

After the Russian forces invaded Ukraine on February 24, 2022, the Biden administration issued executive orders prohibiting the importation of goods from covered regions related to Ukraine and Russia. Ryerson takes this very seriously and has reviewed our direct and indirect material purchases to ensure compliance. On April 8, 2022, President Biden signed into law the Suspending Normal Trade Relations with Russia and Belarus Act, which denies "most-favored nation" tariff treatment to products of Russia and Belarus and extends the President’s authority to impose sanctions under the Global Magnitsky Human Rights Accountability Act. Beginning April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2023, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of June 30, 2023.

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

Results of Operations — Comparison of Three and Six Months Ended June 30, 2023 to Three and Six Months Ended June 30, 2022

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2023 and 2022 (certain percentages may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,343.5	100.0%	$1,743.5	100.0%	$2,749.6	100.0%	$3,492.3	100.0%
Cost of materials sold	1,082.6	80.6	1,277.6	73.3	2,224.5	80.9	2,616.3	74.9
Gross profit	260.9	19.4	465.9	26.7	525.1	19.1	876.0	25.1
Warehousing, delivery, selling, general, and administrative expenses	202.6	15.1	182.9	10.5	396.8	14.4	358.2	10.3
Gain on sale of assets	—	—	(3.8)	(0.2)	—	—	(3.8)	(0.1)
Operating profit	58.3	4.3	286.8	16.4	128.3	4.7	521.6	14.9
Other (expenses) and income	(8.6)	(0.6)	(23.6)	(1.4)	(16.3)	(0.6)	(39.6)	(1.1)
Income before income taxes	49.7	3.7	263.2	15.1	112.0	4.1	482.0	13.8
Provision for income taxes	12.1	0.9	66.8	3.8	26.9	1.0	121.8	3.5
Net income	37.6	2.8	196.4	11.3	85.1	3.1	360.2	10.3
Less: Net income attributable to noncontrolling interest	—	—	—	—	0.2	—	0.2	—
Net income attributable to Ryerson Holding Corporation	$37.6	2.8%	$196.4	11.3%	$84.9	3.1%	$360.0	10.3%
Basic earnings per share	$1.07		$5.20		$2.38		$9.45
Diluted earnings per share	$1.06		$5.10		$2.33		$9.26

Net sales

The following charts show the Company’s percentage of sales by major product lines for the six months ended June 30, 2023 and 2022:

	June 30,		Dollar	Percentage
	2023	2022	change	change
	($ in millions)
Net sales (three months ended)	$1,343.5	$1,743.5	$(400.0)	(22.9)%
Net sales (six months ended)	$2,749.6	$3,492.3	$(742.7)	(21.3)%

	June 30,		Tons	Percentage
	2023	2022	change	change
	(in thousands)
Tons sold (three months ended)	496	524	(28)	(5.3)%
Tons sold (six months ended)	1,015	1,052	(37)	(3.5)%

	June 30,		Price	Percentage
	2023	2022	change	change
Average selling price per ton sold (three months ended)	$2,709	$3,327	$(618)	(18.6)%
Average selling price per ton sold (six months ended)	$2,709	$3,320	$(611)	(18.4)%

Revenue for the three-month and six-month periods ended June 30, 2023 decreased from the same periods a year ago due to lower average selling prices caused by lower commodity prices. Compared to the year ago periods, average selling price decreased for all of our product lines in the three-month and six-month periods ended June 30, 2023 with the largest decreases in our carbon flat, carbon plate, and stainless flat products. Tons sold decreased in the three-month and six-month periods ended June 30, 2023, compared to the year ago periods, for most of our product lines with the largest decreases in our stainless flat, stainless long, and carbon flat product lines partially offset by increases in aluminum plate, aluminum flat, and stainless plate tons sold.

Cost of materials sold

	June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$1,082.6	80.6%	$1,277.6	73.3%	$(195.0)	(15.3)%
Cost of materials sold (six months ended)	$2,224.5	80.9%	$2,616.3	74.9%	$(391.8)	(15.0)%

	June 30,		Cost	Percentage
	2023	2022	change	change
Average cost of materials sold per ton sold (three months ended)	$2,183	$2,438	$(255)	(10.5)%
Average cost of materials sold per ton sold (six months ended)	$2,192	$2,487	$(295)	(11.9)%

The decrease in cost of materials sold in the three-month and six-month periods ended June 30, 2023 compared to the year ago periods is primarily due to a decrease in average cost of materials sold per ton and to lower tons sold. The average cost of materials sold decreased across nearly all product lines with the largest decreases in our carbon flat, carbon plate, and carbon long product lines during the three-month and six-month periods ended June 30, 2023. During the second quarter of 2023, LIFO income was $9.0 million compared to LIFO income of $73.8 million in the second quarter of 2022. During the first six months of 2023, LIFO income was $5.0 million compared to LIFO income of $71.6 million in the first six months of 2022.

Gross profit

	June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$260.9	19.4%	$465.9	26.7%	$(205.0)	(44.0)%
Gross profit (six months ended)	$525.1	19.1%	$876.0	25.1%	$(350.9)	(40.1)%

Gross profit decreased in the three-month and six-month periods ended June 30, 2023 compared to the year ago periods as average selling price decreased faster than the decrease in the average cost of materials sold resulting in a decrease in gross margin.

Operating expenses

	June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$202.6	15.1%	$182.9	10.6%	$19.7	10.8%
Warehousing, delivery, selling, general, and administrative expenses (six months ended)	$396.8	14.4%	$358.2	10.3%	$38.6	10.8%
Gain on sale of assets (three months ended)	$—	—	$(3.8)	(0.2)%	$3.8	(100.0)%
Gain on sale of assets (six months ended)	$—	—	$(3.8)	(0.1)%	$3.8	(100.0)%

Warehousing, delivery, selling, general, and administrative expenses increased in the three-month and six-month periods ended June 30, 2023 compared to the year ago periods with the largest impact from including expenses of companies acquired during 2022 and the first six months of 2023. Excluding the impact of acquisitions, which added $9.3 million to expenses in the second quarter of 2023 compared to the second quarter of 2022, and $15.5 million to expenses in the first six months of 2023 compared to the first six months of 2022, expenses changed in the following categories:

•
higher salaries and wage expense of $4.2 million in the second quarter of 2023 and $8.4 million in the first six months of 2023 due to compensation increases and increased headcount;
•
higher employee benefit costs of $4.0 million in the second quarter of 2023 and $6.1 million in the first six months of 2023, primarily due to higher medical costs;
•
higher reorganization costs of $4.2 million in the second quarter of 2023 and $5.5 million in the first six months of 2023 primarily due to increased system implementation activity as well as start up costs associated with our new state of the art University Park location;
•
higher selling, general, and administrative expenses of $1.8 million in the second quarter of 2023 and 4.7 million in the first six months of 2023 resulting from higher consulting fees and higher travel and entertainment expenses;
•
higher operating expenses of $0.5 million in the second quarter of 2023 and $4.1 million in the first six months of 2023 primarily due to higher insurance costs, higher repair & maintenance costs, and higher rent expense; and
•
a gain on the sale of assets of $3.8 million in 2022;
•
partially offset by lower incentive compensation expense of $4.3 million in the second quarter of 2023 and $9.3 million in the first six months of 2023.

Operating profit

	June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three months ended)	$58.3	4.3%	$286.8	16.4%	$(228.5)	(79.7)%
Operating profit (six months ended)	$128.3	4.7%	$521.6	14.9%	$(393.3)	(75.4)%

Our operating profit decreased in the three-month and six-month periods ended June 30, 2023 compared to the three-month and six-month periods ended June 30, 2022, primarily due to the decrease in average selling prices and gross margins discussed above.

Other expenses

	June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(8.3)	(0.6)%	$(8.3)	(0.5)%	$—	—
Interest and other expense on debt (six months ended)	$(15.9)	(0.6)%	$(18.6)	(0.5)%	$(2.7)	(14.5)%
Other income and (expense), net (three months ended)	$(0.3)	—	$(15.3)	(0.9)%	$15.0	98.0%
Other income and (expense), net (six months ended)	$(0.4)	—	$(21.0)	(0.6)%	$20.6	98.1%

Interest and other expense on debt decreased in the six-month period ended June 30, 2023 compared to the year ago period primarily due to the redemption and repurchase of $300.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) during 2022, bringing the outstanding principal balance to zero in July 2022. Partially offsetting the impact of the redemption and repurchase of the 2028 Notes was higher interest expense in the three-month and six-month periods ended June 30, 2023 due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and to higher interest rates on credit facility borrowings compared to the year ago periods.

The other expense in the second quarter and first six months of 2023 is primarily related to foreign exchange losses. The other expense in the second quarter and first six months of 2022 includes a $14.5 million loss and a $19.8 million loss, respectively, on the repurchases of the 2028 Notes. In addition, the other expense in the second quarter and first six months of 2022 includes $0.7 million of foreign exchange losses.

Provision for income taxes. Our effective income tax rate was 24.4% in the second quarter of 2023 and 24.0% in the first six months of 2023 compared to 25.4% in the second quarter of 2022 and 25.3% in the first six months of 2022. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings per share. Basic earnings per share was $1.07 in the second quarter of 2023 and $2.38 in the first six months of 2023 compared to basic income per share of $5.20 in the second quarter of 2022 and $9.45 in the first six months of 2022. Diluted earnings per share was $1.06 in the second quarter of 2023 and $2.33 in the first six months of 2023 compared to diluted income per share of $5.10 in the second quarter of 2022 and $9.26 in the first six months of 2022. The changes in earnings per share are due to the results of operations discussed above as well as having fewer shares outstanding in the second quarter of 2023 and the first six months of 2023 after the repurchase from Platinum of 1,369,300 shares of common stock in the second quarter of 2023, 1,513,420 shares of common stock in the first quarter of 2023, as well as the repurchase of 1,700,766 shares of common stock during 2022.

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

We had cash and cash equivalents of $30.0 million at June 30, 2023, compared to $39.2 million at December 31, 2022. Our total debt outstanding at June 30, 2023 increased to $396 million compared to $367 million at December 31, 2022 due to the acquisition of BLP Holdings, LLC. We had a debt-to-capitalization ratio of 31% and 29% at June 30, 2023 and at December 31, 2022, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $790 million at June 30, 2023 versus $909 million at December 31, 2022. Our net debt (defined as total debt less cash and cash equivalents) was $366 million and $328 million at June 30, 2023 and December 31, 2022, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$30	$39
Availability under Ryerson Credit Facility and foreign debt facilities	760	870
Total liquidity	$790	$909

Below is a reconciliation of total debt to net debt:

	June 30, 2023	December 31, 2022
	(In millions)
Total debt	$396.1	$367.0
Less: cash and cash equivalents	(30.0)	(39.2)
Net debt	$366.1	$327.8

Of the total cash and cash equivalents, as of June 30, 2023, $9.3 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net income	$85.1	$360.2
Loss on retirement of debt	—	19.8
Non-cash gain from derivatives	(6.7)	(15.4)
Change in operating assets and liabilities:
Receivables	(59.9)	(126.9)
Inventories	48.0	(179.9)
Accounts payable	103.2	118.3
All other operating cash flows	26.0	(8.1)
Net cash provided by operating activities	195.7	168.0
Acquisitions, net of cash acquired	(50.2)	(5.8)
Capital expenditures	(74.1)	(42.8)
Proceeds from sale of property, plant, and equipment	0.1	7.2
All other investing cash flows	—	(2.0)
Net cash used in investing activities	(124.2)	(43.4)
Repayment of debt	(0.9)	(268.6)
Net proceeds of short-term borrowings	29.3	142.8
Net increase in book overdrafts	14.1	57.0
Dividends paid to shareholders	(12.2)	(8.5)
Share repurchases	(103.6)	(48.2)
All other financing cash flows	(6.6)	(10.6)
Net cash used in financing activities	(79.9)	(136.1)
Effect of exchange rates on cash and cash equivalents	(1.0)	1.7
Net change in cash and cash equivalents	$(9.4)	$(9.8)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first six months of 2023, working capital requirements decreased as inventory costs declined as market prices for metals decreased in the first six months of 2023. Revenue increased in the second quarter of 2023 compared to the fourth quarter of 2022 causing an increase in accounts receivable while material purchases were higher at the end of the second quarter of 2023 compared to the end of the fourth quarter of 2022 resulting in an increase in accounts payable in the second quarter of 2023. In the first six months of 2022, average selling prices increased due to supply constraints and briefly, due to the war between Russia and Ukraine, which resulted in significantly higher operating profits which more than offset a build in working capital.

Investing activities. The Company's main investing activities are capital expenditures, acquisitions, and proceeds from the sale of property, plant, and equipment. Capital expenditures have increased year-over-year to $74.1 million for the first six months of 2023 compared to $42.8 million in the first six months of 2022 as the Company purchased the BLP Holdings, LLC building subsequent to the acquisition and continued its investment in a new facility in University Park, Illinois, a project which began in 2022. In the first six months of 2023, the Company paid $39.9 million to acquire BLP Holdings, LLC and $9.7 million to purchase certain assets from ExOne Operating, LLC. The Company paid $5.8 million in the first six months of 2022 to acquire Apogee Steel Fabrication Incorporated and Ford Tool Steels, Inc. See Note 7: Acquisitions within Part I, Item I of this report, for further discussion of the 2023 acquisition. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $7.2 million in the first six months of 2022.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first six months of 2023, we increased credit facility borrowings to fund the acquisition of BLP Holdings, LLC and asset purchase from ExOne Operating, LLC. In the first six months of 2022, we repurchased and retired $250.0 million principal of our 2028 Notes, which was partially offset by an increase of $152.5 million in Credit Facility borrowings. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid in the first six months of 2023 were $12.2 million compared to $8.5 million paid to shareholders in the first six months of 2022. We repurchased $103.6 million of common stock during the first six months of 2023 compared to $48.2 of common stock repurchased in the first six months of 2022.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $15 million as of June 30, 2023. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $396.1 million at June 30, 2023 from $367.0 million at December 31, 2022, mainly due to increased borrowings to fund acquisitions.

Total debt outstanding as of June 30, 2023 consisted of the following amounts: $398.0 million borrowings under the Ryerson Credit Facility, $0.4 million of foreign debt, and $3.1 million of other debt, less $5.4 million of unamortized debt issuance costs. For further information, see Note 8: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2022, pension liabilities exceeded plan assets by $73.0 million. Through the six months ended June 30, 2023, we have made $6.9 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $2.0 million in the remaining six months of 2023 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. The expected future contributions reflect recent pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $401.5 million in principal payments to satisfy its debt obligations, consisting of $0.4 million of foreign debt and $3.1 million of other debt coming due within a year, and $398.0 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 8: Long-term Debt for further information.

The Company expects to pay approximately $26 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $76 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2042, and finance leases expiring at various times through 2029. The total amount of future lease payments is estimated to be $431 million, with $46 million over the next 12 months. We did not have any leases signed but not yet commenced as of June 30, 2023.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of June 30, 2023, we had outstanding purchase obligations of approximately $22 million expiring within a year.

Capital Expenditures

With the purchase of the BLP Holdings, LLC building, we have updated our anticipated annual capital expenditures to be $125 million for 2023, related to purchases geared towards highly accretive projects focused on strategic initiatives, IT infrastructure investment, and growth, along with maintenance, projects.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. As of June 30, 2023 and December 31, 2022, we have no publicly traded debt. The carrying value of our debt was $396.1 million and $367.0 million at June 30, 2023 and December 31, 2022, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2023, we have no outstanding interest rate swaps.

Approximately 1% of our debt is at fixed interest rates as of June 30, 2023. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first six months of 2023 by approximately $2.3 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.0 million outstanding at June 30, 2023 and a fair value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2023, the Company recognized $0.1 million loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2023 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of June 30, 2023, we had 16,985 tons of hot roll coil swap contracts with a net asset value of $0.6 million, 18,798 tons of aluminum swap contracts with a net liability value of $4.1 million, and 1,599 tons of nickel swap contracts with a net asset value of $6.8 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2023, the Company recognized a gain of $7.1 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2023 would increase or decrease the fair value of commodity derivative contracts by $2.4 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of June 30, 2023, please refer to Note 10: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. Our share repurchases during the second quarter of 2023 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934 as well as in a privately negotiated transaction with affiliates of Platinum Equity, LLC. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
April 1, 2023 - April 30, 2023	2,118	$34.01	2,118	$100.0
May 1, 2023 - May 31, 2023	1,377,104	36.50	1,377,104	49.7
June 1, 2023 - June 30, 2023	2,950	33.83	2,950	49.6
	1,382,172		1,382,172

(1) On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. On May 1, 2023, the Board of Directors authorized an increase in the existing share repurchase program to $100.0 million expiring in April 2025. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

During the Company’s last fiscal quarter, the Company traded under a Rule 10b5-1 trading arrangement (“10b5-1 Plan”), as defined in Item 408(a) of Regulation S-K. Such 10b5-1 Plan was adopted on March 2, 2023 and will continue until August 11, 2023. Shares of Ryerson stock for up to $20,217,000 may be purchased pursuant to the 10b5-1 Plan.

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

Date: July 31, 2023