Form 10-K
period 2023-12-31
Ryerson Holding Corp
filed 2024-02-21
CIK 1481582

accacr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the New York Stock Exchange on such date was $1,097,450,065. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 19, 2024 there were 34,018,705 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

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
the impact of geopolitical events;
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
•
the ability to comply with the terms of our asset-based credit facility; and
•
the influence of a single investor group over our policies and procedures.

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

PART I

ITEM 1. BUSINESS.

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 11.5% of our issued and outstanding common stock.

We are a leading value-added processor and distributor of industrial metals with operations in the United States ("U.S.") through JT Ryerson and other U.S. subsidiaries, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct metal processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 4,600 employees across 110 facilities in North America and four facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the products we sell are processed to meet customer requirements.

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

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. Ryerson’s M&A strategy includes both transformative turnaround acquisitions and value-add, bolt-on acquisitions. Recently, Ryerson has focused on bolt-on acquisitions. In 2023, Ryerson's acquisitions included BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation. Please refer to the Section titled “Acquisitions” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information regarding all acquisitions made in 2023.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 110 facilities.

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

Extensive Breadth of Products and Services for Diverse Customer Base.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other metals service center companies are able to offer. We provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill approximately 1,000,000 orders per year. We provide supply chain solutions, including just-in-time delivery and value-added processing, to many original equipment manufacturing customers.

For the year ended December 31, 2023, no single customer, including their subcontractors, accounted for more than 8% of our sales, and our top 10 customers, including their subcontractors accounted for less than 16% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy. Our senior management has an average of more than 30 years of experience in the metals or service center industries. Our Chief Executive Officer (“CEO”) and President, Mr. Edward Lehner, who joined the Company in August 2012 as Chief Financial Officer (“CFO”) and became CEO in June 2015, has 32 years of experience, predominantly in the metals industry. Mr. Mike Burbach, our Chief Operating Officer, has over 40 years of experience with the Company and previously served as the President of the North-West Region of the Company. Mr. Jim Claussen, Executive Vice President & CFO, has 29 years of industry experience.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported contracting factory activity throughout 2023 with readings consistently below the growth threshold of 50. The contractionary trend indicated by PMI began with readings dropping below 50 starting in November 2022 and continuing through December of 2023, marking 14 consecutive months, with the most recent reading of 47.4 for December 2023. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

The Department of Commerce announced that real GDP increased 2.5 percent in 2023 and the Federal Reserve Bank of Philadelphia projected that the median growth rate in real GDP would be 1.7 percent, 1.8 percent, and 2.1 percent for 2024, 2025, and 2026, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. Our end markets reflect the performance of the manufacturing economy, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production is expected to have expanded by 0.3 percent in 2023 and is further expected to grow by 0.5 percent in 2024 and 1.4 percent in 2025.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels, and aluminum, and a limited line of nickel and red metals. These materials are stocked in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals, and tubing.

We also provide a wide variety of processing services to meet our customers’ needs. Most of the products that we carry require expensive specialized equipment for material handling and processing. We believe few of our customers have the capability to process metal into the desired sizes, forms, or finishes or they are unwilling to incur the significant capital expenditures to acquire the necessary equipment. We are growing and diversifying our product mix mainly as a result of our targeted growth strategy to provide increased levels of value-added processing services. We believe our enhanced processing capabilities will increase our ability to sell higher-margin metals processing services to a larger group of customers. We expect this, together with our focus on maintaining pricing discipline related to our processing services, will increase our gross profit margin.

We had capital expenditures of $358.1 million in the five-year period ended December 31, 2023. We are increasing our investments in processing equipment to offer more value-added processing to our customers in an effort to increase our margins and profitability. We currently perform processing services on nearly 80% of the materials sold by us.

The following pie charts show our percentage of sales by major product lines for 2023 and 2022:

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

Customers and Markets

Our customer base is diverse, numbering approximately 40,000 in a variety of industries, including metal fabrication and machine shops, industrial machinery and equipment, commercial ground transportation, consumer durable, food processing and agricultural equipment, construction equipment, HVAC, and oil & gas. Although we sell directly to many large original equipment manufacturers, the majority of our sales are to smaller customers, including small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently.

For the year ended December 31, 2023, no single customer, including their subcontractors, accounted for more than 8% of our sales, and our top 10 customers, including their subcontractors, accounted for less than 16% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the U.S.

The following pie charts show the Company’s percentage of sales by metal consuming industry for 2023 and 2022:

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

We have international facilities located in Canada, Mexico, and China. Net sales of our international locations (based on where the shipments originated) accounted for 9.1% of our consolidated 2023 net sales, or $466.4 million. See Note 13 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. We believe that our various and diverse offerings, ways-to-market, and end markets reduce the volatility of our business in the aggregate, thus somewhat reducing earnings volatility. A portion of our customers experience seasonal slowdowns. Our sales, as measured in tonnage sold, in the months of July, November, and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Suppliers

We purchase the majority of our inventories from key domestic metals suppliers. Because of our total volume of purchases and our long‑term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers.

For the year ended December 31, 2023, our top 25 suppliers, including their subcontractors, accounted for approximately 78% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions in the past, we believe both our size and our long-term relationships with our suppliers has enabled us to meet our material requirements and will continue to allow us to do so in the future.

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

Capital Expenditures

In 2023, we continued to focus on organic growth by expanding and modernizing existing facilities, adding new state-of -the-art facilities, and adding processing equipment to support value-added business. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2023, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $223.2 million.

	Additions	Retirements or Sales	Net
	(In millions)
2023	$121.9	$0.4	$121.5
2022	105.1	8.3	96.8
2021	59.3	68.5	(9.2)
2020	26.0	0.2	25.8
2019	45.8	57.5	(11.7)

The net reductions in 2019 and 2021 are related to sale lease-back transactions. See Part II, Item 8, Note 5: Property, Plant, and Equipment for additional information on the 2021 sale-leaseback transactions. The lower amount of additions in 2020 was caused by capital expenditures deferred to 2021 and 2022 as spending was reduced due to uncertainties surrounding the COVID-19 pandemic. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $110 million for 2024, much of which is related to purchases geared towards highly accretive strategic initiatives, IT infrastructure investment, and growth, along with maintenance projects. We expect all of the 2024 capital expenditures to be funded using proceeds from the cash generated by operations. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation. For the long term, we expect capital expenditures to normalize to a rate that approximates depreciation.

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

We continue to analyze and implement safeguards to mitigate any environmental, health, and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements, including California and the proposed SEC climate disclosure requirements, or to address newly discovered conditions, and these costs and liabilities could have a material adverse effect on the results of operations, financial condition, or cash flows. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government on this issue, we cannot accurately predict the full financial impact of current and future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. See Note 12: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K. As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the Record of Decision will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2023 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

Sustainability

In December 2023, Ryerson released its second Sustainability Report. The report builds on the Company’s inaugural 2022 report and provides an update on ongoing sustainability efforts, the investments being made in its people and service center network, and how it is serving its communities. Similar to the inaugural report, the 2023 edition illustrates the Company’s focus on energy and emissions reductions, sustainable products, data security, diversity, equity, and inclusion ("DEI"), and talent and future workforce while also providing updates on Ryerson’s advancement in these categories. A few achievements include Ryerson’s recognition by Forbes as one of America’s best mid-sized companies to work for, its launch of the award-winning Ryerson Illuminator app, and its continued role in the circular metals economy.

Additionally, the Sustainability Report includes important content on governance practices, including how we continuously monitor and analyze ourselves and our supply-chain relationships in order to operate with a high level of integrity and how we protect Company and stakeholder information through strong cybersecurity practices. We strive, and expect our suppliers, to comply with all applicable laws and regulations as well as Ryerson's Human Rights Policy, Conflict Minerals Policy, and Code of Ethics and Business Conduct.

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

Talent and Future Workforce. Our recruitment and talent management teams lead our mission to attract, retain and develop diverse talent. These teams are organized under our Talent Management Office ("TMO"), which includes our Chief Human Resources Officer, our Director of Talent Management, and other senior leaders. The TMO is responsible for our recruiting efforts, attracting the best talent, increasing diversity and hiring efficiencies, facilitating onboarding, and continuing education opportunities to engage employees as they join Ryerson and build their careers with us.

As part of retaining and developing talent, Ryerson offers employees competitive compensation, expanded benefits including a parental leave policy, career growth through its learning platform, mentorship and tuition reimbursement programs, and engagement through all-employee surveys conducted periodically.

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

In 2023, Ryerson’s DEI Council announced the establishment of three employee resource groups ("ERGs") to be available to employees in 2024: Women in Search of Excellence (WISE), Next Generation of Leaders (NextGen), and Leveraging All Diversity (LEAD). These ERGs are voluntary, employee-led groups that work to foster a more inclusive workplace by uniting people with common interests, identities, or backgrounds. Each of the three ERGs established is purposefully aligned with Ryerson’s DEI mission and strategic goals.

Further, Ryerson is invested in DEI training by providing employees with training on being inclusive, avoiding bias, and workplace intervention. Training is available at any time on the Company’s learning platform, where employees can select from a growing catalog of DEI courses.

Employee Health, Wellness, and Safety. Health, safety, and wellness are fundamental expectations of our Board, executives, employees, and our customers. Our safety standards, which go beyond industry standards and the minimum legal requirements, have helped protect the well-being of our people and prevent workplace injuries. Our commitment towards a zero-injury workplace is constant and driven by an Environmental, Health, and Safety policy that reinforces the goal. Our 2023 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 2.26, which was better than the industry average as reported by the Bureau of Labor Statistics.

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

Employee Headcount and Unions. See Item 1A, Risks Related to Operating our Business, sub-section "Any significant work stoppages can harm our business", as well as Note 12: Commitments and Contingencies within Part II, Item 8 "Financial Statements and Supplementary Data" for further information.

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

To remain competitive, we must be willing and able to respond to market pressures timely. These pressures, and the implementation, timing, and results of our strategic pricing and other responses, could have a material effect on our sales and profitability. If we are unable to grow sales or reduce costs, among other actions, to wholly or partially offset the effect on profitability of our pricing actions, our results of operations and financial condition may be adversely affected.

Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income, and net income.

The metals services industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including, but not limited to, general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us. Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for our products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Consequently, changing metals prices could significantly impact our liquidity, net sales, gross margins, operating income, and net income.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations.

Disruptions could occur due to factors beyond our control, including economic downturns, political unrest, port slowdowns, trade issues, including increased export or import duties or trade restrictions, health crises, climate related disruptions, and other factors. Recent unrest in the Red Sea has increased both shipping times and costs presenting new challenges to the metals industry. Any of the aforementioned items could adversely affect a supplier’s ability to manufacture or deliver products to us.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2023, our top 25 suppliers represented approximately 78% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

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

We have grown through a combination of internal expansion, acquisitions, and joint ventures. We intend to continue to grow through acquisitions, but we may not be able to identify appropriate acquisition candidates, obtain financing on satisfactory terms, consummate acquisitions, or integrate acquired businesses effectively and profitably into our existing operations. Restrictions contained in the agreements governing the Ryerson Credit Facility, or our other existing or future debt may also inhibit our ability to make certain investments, including acquisitions, and participations in joint ventures.

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

We have certain operations which are located outside of the U.S., in Canada, China, and Mexico. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving anything of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties.

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

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China and conduct operations in Mexico. We may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar, the Chinese renminbi, the Hong Kong dollar, or the Mexican peso, which could have a material adverse effect on our results of operations. In addition, we are subject to translation risk when we consolidate our Canadian, Chinese, and Mexican subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar, Chinese renminbi, the Hong Kong dollar, or the Mexican peso could reduce the value of these assets as reported in our financial statements, which could, as a result, reduce our stockholders’ equity.

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

RISKS RELATED TO CYBERSECURITY AND INFORMATION TECHNOLOGY

Damage to our information technology infrastructure could harm our business.

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, provide pricing recommendations for sales quotes, communicate customer information, and aggregate daily sales, margin, and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. We could be required to expend substantial resources to upgrade our information systems or integrate them with the systems of companies we have acquired. The upgrade or integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include software programs that are integral to the efficient operation of our business. We have established security measures, controls, and procedures, including established recovery procedures for critical systems and business functions, to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls, and procedures; however, there can be no guarantee that such systems, measures, controls, and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, or give rise to monetary fines and other penalties, which could be significant. Refer to Item 1C: "Cybersecurity" for further information on our Cybersecurity processes, policies, and programs.

RISKS RELATED TO OPERATING OUR BUSINESS

Any significant work stoppages can harm our business.

As of December 31, 2023, we employed approximately 4,300 persons in North America and 300 persons in China. Our North American workforce was comprised of approximately 1,900 office employees and approximately 2,400 plant employees. Sixteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Eight renewal contracts covering 160 employees were successfully negotiated in 2023. Eight contracts covering 152 employees are currently scheduled to expire in 2024.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2023, our pension plan had an unfunded liability of $63.9 million and our other postretirement benefits plan had an unfunded liability of $35.7 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction, or damage sustained as a result of natural disasters or climate-related events to any of the facilities or otherwise, which could adversely affect our operating results.

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

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. See Note 12: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K. As the EPA has not yet allocated responsibility for the contamination among the potentially responsible parties, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the Record of Decision will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Environmental, social, and governance matters, and any related reporting obligation may impact our business

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters ("ESG"), that could expose us to numerous risks. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees, and other stakeholders are focusing on ESG type matters and related disclosures. Our implementation of these evolving rules and regulations will require additional resources and implementation of new practices and reporting processes, all entailing additional compliance risk. Moreover, the progress and disclosure of our initiatives within the ESG scope could be criticized for accuracy, adequacy, and completeness, or may not advance at a sufficient pace. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals, or at all, our reputation, business, financial performance, and growth could be adversely affected.

Overall increased emphasis of ESG in itself and ESG reporting has increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, and customers on environmental sustainability matters, such as climate change, the reduction of greenhouse gases, and water consumption. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation, and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, the customers we serve may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and costs and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them, which could expose us to market, operational, execution, and reputation costs or risks.

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

We paid cash dividends on our common stock in each quarter of 2023, but any future dividend payments are at the discretion of our Board of Directors.

Since the third quarter of 2021 we have paid regular quarterly cash dividends on our common stock. Any declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see "Dividend Policy" of Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities". Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit, but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing.

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

As of December 31, 2023, our total indebtedness under the Ryerson Credit Facility was $433 million and we had $560 million of unused capacity on the facility. Our indebtedness may:

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

The covenants in the Ryerson Credit Facility and covenants contained in agreements governing indebtedness that we incur in the future may impose restrictions that may limit our operating and financial flexibility.

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
•
engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2023, total credit availability under the Ryerson Credit Facility was $560 million. See discussion regarding the Ryerson Credit Facility in Note 9: “Debt” of Part II, Item 8 “Financial Statements and Supplementary Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The majority of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2023, we had $433.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $560 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2023 a 100 basis point increase in the interest rate on our floating rate debt effective from the beginning of the year would increase our interest expense under the Ryerson Credit Facility and the China credit facility by approximately $4.7 million, on an annual basis. The Federal Reserve has continued to increase interest rates in 2023, increasing our interest expense on the Ryerson Credit Facility. If interest rates continue to rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

RISKS RELATED TO OUR STOCKHOLDER BASE

Platinum owns a substantial percentage of our stock and has the right to nominate two members of the Corporation’s board and will be able to exert influence over matters subject to stockholder approval.

Platinum owns approximately 3,924,478 shares of our common stock, which is approximately 11.5% of our issued and outstanding common stock. Therefore, Platinum may be able to influence all matters requiring stockholder approval. For example, Platinum may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors, and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. Based on Platinum's current voting power of the outstanding capital stock of the Company and the current size of the Board, Platinum has the right to nominate up to two directors pursuant to the Investor Rights Agreement. As a result, Platinum may influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, and the payment of dividends, as well as impact decisions to enter into any other corporate transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are committed to protecting Company information and the confidential information of our employees, customers, partners, and suppliers. To that end, we have in place various policies, procedures, and processes to identify, assess, manage, and prevent potential cybersecurity risk's, and to timely detect the occurrence, and mitigate the effects of, cyberattacks and data breaches. Our Chief Information Officer ("CIO"), who has more than 25 years of information security and cybersecurity experience, manages cybersecurity, and oversees a team of dedicated cybersecurity personnel with various experience and certifications in information security and cybersecurity. Our personnel, along with external parties engaged to assess the sufficiency of our risk management processes (e.g., through penetration testing), continuously work to maintain and improve our cybersecurity program and the security and integrity of our information systems and infrastructure through our ongoing risk management program, including (i) by conducting cybersecurity assessments and audits to address threats and to stay in step with emerging malicious trends, and (ii) by performing due diligence on partners and suppliers to ensure similar values and appropriate security standards and safeguards are maintained by such partners and suppliers with respect to our information security assets and to third-party systems on which we rely. In addition, our Incident Response Team is trained to identify, quarantine, and remediate cybersecurity threats, and all of our employees are regularly trained to increase awareness of threats and to identify how to spot and avoid them.

Cybersecurity is a formal component of our overall risk management program, and our management, including our Chief Information Officer, regularly update the Audit Committee of the Board of the status of our cybersecurity program. In the event that management identifies significant cybersecurity risk exposures, it will present such exposures to the Audit Committee, which oversees the actions, security, and risk mitigation efforts taken across our cybersecurity framework. With this input from management, the Audit Committee evaluates our cybersecurity risks and the responses implemented to prevent and/or mitigate any such risks.

We have adopted an incident response plan that applies in the event of a cybersecurity incident involving a breach of our information technology systems and applications. Pursuant to this response plan, in the event of an incident, a multi-disciplinary team is assembled that is led by our CIO. The team in turn may leverage the expertise of third-party consultants, external legal counsel, and other resources. The plan includes procedures designed to facilitate containment of, and responses to, a cybersecurity incident, which are based on the type of incident, the location of the incident, and the breadth of the incident. The plan also establishes procedures for escalating incidents depending on severity and for notifying any impacted parties, including our customers, law enforcement and regulatory authorities, third-party vendors, and insurance providers. Our CIO will provide periodic updates to the Audit Committee and, when appropriate, the Board of Directors during this process. In addition to internal resources, we utilize third-party service providers to supplement and maintain our cybersecurity and our information technology systems.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any cybersecurity incident, which have materially affected, or are reasonably likely to materially affect, us, our business strategy, our results of operations, or our financial condition.

ITEM 2. PROPERTIES.

As of December 31, 2023, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson and its U.S. affiliates maintain 96 operational facilities, including 10 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 67% of these facilities are leased. The lease terms expire at various times through 2043. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR**	Leased
Phoenix, AZ	Leased
Cerritos, CA*	Leased
Fresno, CA (2)	Leased
Livermore, CA	Leased
Santa Clara, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Wilmington, DE	Leased
Jacksonville, FL	Owned
Tampa Bay, FL	Leased
Buford, GA***	Leased
Lavonia, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Chicago, IL	Leased
Downers Grove, IL*	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Loves Park, IL	Leased
Montgomery, IL***	Leased
University Park, IL	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Owned
Richmond, IN***	Leased
Shelbyville, KY**	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Leased
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Leased
St. Louis, MO	Owned
Jackson, MS	Owned
Charlotte, NC	Owned
Greensboro, NC (2)	Owned

Pikeville, NC	Leased
Winston-Salem, NC*	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Dover, NH	Leased
Hampstead, NH*	Leased
Las Vegas, NV	Leased
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased
Stow, OH***	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Leased
Tulsa, OK	Leased
Ambridge, PA**	Leased
Hyde Park, PA***	Leased
North Huntingdon, PA	Owned
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Leased
Knoxville, TN*	Leased
Memphis, TN	Leased
Arlington, TX***	Leased
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX***	Owned
Houston, TX***	Leased
Houston, TX (2)	Leased
McAllen, TX	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Leased
Centralia, WA	Leased
Spokane, WA	Leased
Vancouver, WA*	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI (2)	Owned
Schofield, WI	Owned
Wausau, WI	Owned

* Office space only

** Processing centers

***Toll Processing centers

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

ITEM 3. LEGAL PROCEEDINGS.

For information concerning legal proceedings as of December 31, 2023, please refer to Note 12: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K, which is incorporated into this item by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 21, 2024, there were 7 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We paid cash dividends on our common stock in all four quarters of 2023; $0.170 per share in the first quarter, $0.180 per share in the second quarter, $0.1825 per share in the third quarter, and $0.185 per share in the fourth quarter. The declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2018 to December 31, 2023. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co., Olympic Steel Inc., and Worthington Steel, Inc., each of which has securities listed for trading on the NASDAQ; Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange; and Klöckner & Co SE., which has securities listed for trading on the XETRA Frankfurt Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. On December 1, 2023 Worthington Industries spun off their steel division into Worthington Steel, Inc. The chart below includes Worthington Industries data for December 31, 2018 through November 30, 2023 and Worthington Steel, Inc. data thereafter, with returns and market capitalization weighted for each respective period. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Ryerson Holding	$100.00	$192.67	$222.15	$427.04	$504.40	$588.08
S&P 500	$100.00	$132.78	$156.34	$199.56	$164.85	$205.25
Peer Group	$100.00	$152.67	$166.30	$217.74	$258.47	$359.06

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. On May 1, 2023, the Board of Directors authorized an increase to $100.0 million and extended the program to April 2025. Under the program, management is not obligated to repurchase shares, but has discretion in determining the conditions under which shares may be purchased from time to time. We may opportunistically repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. During the year ended December 31, 2023, we repurchased 3,253,313 shares at an average cost of $35.00 per share, or $113.9 million in total. Following the increase in the share repurchase program to $100 million on May 1, 2023, we have repurchased $60.6 million in shares and $39.4 million remains outstanding as of December 31, 2023.

Our share repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
	(In millions, except shares and per share data)
October 1, 2023 - October 31, 2023	100,329	$27.96	100,329	$42.9
November 1, 2023 - November 30, 2023	81,736	28.89	81,736	40.5
December 1, 2023 - December 31, 2023	37,549	30.49	37,549	39.4
	219,614		219,614

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 11.5% of our issued and outstanding common stock.

We are a leading value-added processor and distributor of industrial metals with operations in the United States ("U.S.") through JT Ryerson and other U.S. subsidiaries, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct metal processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited, a Chinese limited liability company (“Ryerson China”). Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson Mexico, and Ryerson China together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the U.S., Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, embossing, flattening, forming, grinding, laser cutting, machining, notching, painting, perforating, polishing, punching, rolling, sawing, scribing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2023, Ryerson experienced a decline in average selling prices of 15.7% and a decline in shipments of 4.2% when compared to 2022 as the period was characterized by normalizing global supply and declining demand during 2023, with higher inflation and high interest rates contributing to slower economic conditions for industrial manufacturing. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

Throughout 2023, indicators in the key steel industry end markets reported contraction in industrial activity. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported contracting activity during the year with readings below the growth threshold of 50%, indicating a slowdown in factory activity. Similarly, U.S. Industrial Production, which reports year-over-year industrial sector business output, reported low or slowing growth in output for most of the year.

According to the Metal Service Center Institute, North American service center volumes increased by 1.5% in 2023 compared to 2022. On a North American basis, Ryerson's North American volumes declined 4.8% over the same period. While most sectors experienced declines in volumes, Ryerson experienced demand growth in commercial ground transportation and oil & gas on a year-over-year basis.

2023 Performance

These key metrics illustrate Ryerson’s financial performance for the full year 2023 compared to 2022:

$5.1B	20.0%	$146M
Total Revenues	Gross Margin	Net Income Attributable to Ryerson Holding Corporation
19% decrease	70bps decrease	$245M decrease

$4.10	$4.08	$365M
Diluted EPS	Adjusted Diluted EPS	Cash from Operating Activities
$6.11 decrease	$6.46 decrease	$136M decrease

A reconciliation of diluted EPS to adjusted diluted EPS is provided below.

Lower commodity prices and slower economic conditions in metals markets in 2023 caused lower average selling prices and lower volumes. Compared to 2022, average selling prices decreased by 15.7% and tons shipped decreased by 4.2%, resulting in a year-over-year revenue decrease of 19.2%. Gross margin contracted by 70 bps from 2022 as decreasing market prices, and therefore selling prices, outpaced the decrease in inventory costs. Warehousing, delivery, selling, general, and administrative expenses for 2023 increased by $58.3 million compared to 2022 driven primarily by inclusion of operating expenses from companies acquired in 2022 and 2023 and increased reorganization costs, primarily due to increased system conversion activity as well as start up costs associated with our new state of the art University Park location. We generated net income attributable to Ryerson Holding Corporation of $145.7 million, or $4.10 per diluted share, in 2023. This compares to net income attributable to Ryerson Holding Corporation of $391.0 million, or earnings of $10.21 per diluted share, for 2022. The year over year decreases are a result of the decline in commodity prices and slower economic conditions,

To provide greater insight into the Company’s 2023 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or earnings per share determined in accordance with GAAP. Illustrated in the below table, the 2023 net income attributable to Ryerson Holding Corporation of $145.7 million includes a $0.8 million curtailment gain related to various retirement benefit plans. After adjusting for this non-core business transaction and the related income taxes, the adjusted net income attributable to Ryerson Holding Corporation for 2023 is $145.1 million, a decrease of $258.5 million compared to the prior year’s adjusted net income attributable to Ryerson Holding Corporation of $403.6 million which included $21.3 million of expenses related to the redemption of $300.0 million of the 8.50% senior secured notes due 2028 (the “2028 Notes”), a $3.8 million gain on the sale of assets, and a $0.6 million bargain purchase gain related to the acquisition of Ford Tool Steels, Inc., and related income taxes.

(Dollars and shares in millions, except per share data)	2023	2022
Net income attributable to Ryerson Holding Corporation	$145.7	$391.0
Gain on bargain purchase	—	(0.6)
Gain on sale of assets	—	(3.8)
Loss on retirement of debt	—	21.3
Benefit plan curtailment gain	(0.8)	—
Provision (benefit) for income taxes	0.2	(4.3)
Adjusted net income attributable to Ryerson Holding Corporation	$145.1	$403.6
Diluted earnings per share	$4.10	$10.21
Adjusted diluted earnings per share	$4.08	$10.54
Shares outstanding - diluted	35.6	38.3

Ryerson generated cash from operating activities of $365.1 million in 2023, a decrease compared to $501.2 million generated in 2022. The decrease in cash generation year over year is primarily due to lower net income generation. See further details within the the section titled "Liquidity and Capital Resources" within this Item.

Ryerson’s 2023 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra as we strive to grow volume and sustainably expand margins by increasing our fabrication business, transactional sales and improving our speed through our use of both tools and analytics. Ryerson’s financial strategy includes a focus on generating cash from operating activities and continuously improving a “through the cycle” operating model in order to maintain a strong balance sheet, re-invest in the growth of the business, and generate returns to shareholders.

During the year, the Company invested in optimizing its service center network through organic growth investments as well as strategic acquisitions. In 2023, Ryerson’s newly constructed 214,000 square foot service center facility in Centralia, Washington became fully operational, which serves the Pacific Northwest market and features advanced processing capabilities for sheet, plate, and long products. Over the year, Ryerson also progressed with construction on a 900,000 square foot service center facility for its wholly-owned subsidiary, Central Steel & Wire Company, located in University Park, IL, which will feature expanded bar and tube processing capabilities and is expected to be operational by the second quarter of 2024.

In addition, Ryerson augmented its service center network through the acquisition of four companies, BLP Holdings, LLC ("BLP"), Norlen Incorporated ("Norlen"), TSA Processing ("TSA"), and Hudson Tool Steel Corporation ("Hudson"). These acquisitions bolster value-added processing capabilities in custom engineering and robotic manufacturing, broaden supply chain networks and service points, and diversify Ryerson’s transactional customer portfolio to secular end markets, which include HVAC, Agriculture, Oil & Gas, and Aerospace-related applications. Please refer to the section titled "Acquisitions" within this Item as well as Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further consolidated information on our 2023 acquisitions.

During 2023, the Company repurchased $113.9 million of its common stock including the repurchase of 2.9 million shares from its largest shareholder, Platinum Equity. Overall, Platinum Equity's sale of shares increased the share free float to 88.5% of shares outstanding, up from 57% as of December 31, 2022. As of May 1, 2023, $20 million of $75 million remained under the existing share repurchase authorization and the Board of Directors authorized increasing and extending the Company's share repurchase program by $80.0 million to $100.0 million expiring in April 2025. Throughout the year, Ryerson’s Board of Directors increased the quarterly cash dividend consecutively across all four quarters, and returned $24.8 million to shareholders in the form of dividends. In 2023, through share repurchases and dividends, Ryerson returned approximately $139 million to shareholders.

In December of 2023, Ryerson published its second Sustainability Report, which describes the Company’s commitment to making meaningful progress in five key focus areas: diversity, equity and inclusion, energy and emissions, talent and future workforce, circular economy, and data security. Additionally, the report highlights Ryerson’s scope 1 and 2 emissions, relative emissions comparisons to metals and distribution peers, commitment to employee safety and continued outperformance of industry average OSHA rates, as well as initiatives by the Company’s talent management office to develop its workforce.

In 2023, the Company progressed in its financial strategy. In adherence with a core pillar of our financial priorities announced at our investor day in 2022, we maintained our leverage ratio within the target range between 0.5x to 2.0x throughout the year. In recognition of the Company’s substantial reduction in debt in 2022, achieved by retiring the remaining $300 million of the 2028 Notes, Ryerson received a credit upgrade from Fitch in February of 2023. Two of its covering agencies also gave the Company an upgrade in 2022. Moody’s upgraded Ryerson’s corporate rating to Ba3 from B1, Standard & Poor’s (“S&P”) upgraded it to BB- from B+, and Fitch issued an upgrade to BB from BB-. The following table summarizes the Company’s current ratings by agency.

Agency	Corporate	Revolving Credit Facility	Outlook
Moody's	Ba3	Ba3	Stable
S&P	BB-	N/A	Stable
Fitch	BB	BBB-	Stable

Industry Developments

On February 24, 2023, the US government announced trade actions targeting goods and entities from Russia, which included a proclamation to impose 200% ad valorem tariffs on Russian-origin aluminum products and derivative products and other articles made from Russian primary aluminum or Russian aluminum castings. The duties will be imposed under section 232 of the Trade Expansion Act ("Section 232") and cited by the White House due to (1) challenges faced by US aluminum producers in the face of high levels of aluminum imports and high energy prices; (2) recent increases in imports of aluminum from Russia, whose market is especially export-oriented, by 53 percent between March and July 2022; and (3) the fact that the Russian aluminum industry is a key part of Russia's defense industrial base. Ryerson has communicated to all vendors that we will not accept any Russian originating metal. The trade actions announced by the US government should support prices for Ryerson's product sales mix prices as the underlying domestic and North American supply-demand balance is protected from oversupply.

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

April 9, 2022, the Act imposes a 10.5% import duty on unalloyed primary aluminum and 11.0% on value-add aluminum products. The import duties are not expected to have a meaningful impact on the availability of aluminum for Ryerson. In 2023, the Company has not purchased material from Russia or the named Ukrainian regions and has no open purchases orders issued to Russian suppliers as of December 31, 2023.

Acquisitions

On March 1, 2023, JT Ryerson acquired BLP. Based out of Houston, Texas, BLP is comprised of three divisions: Absolute Metal Products, Metal Cutting Specialists, and Houston Water Jet, serving various industries such as oil & gas, aerospace, telecommunications, and structural fabrication. BLP provides complex fabrication services in addition to toll processing, including saw cutting, machining, and water jet cutting. The total amount paid by JT Ryerson for the acquisition amounted to $39.9 million.

On October 2, 2023, JT Ryerson acquired Norlen. Based out of Schofield, Wisconsin, Norlen is a full-service metal fabricator, providing stamping, machining, painting, and additional value-added fabrication services to industries including agriculture, HVAC, and defense. The total amount paid by JT Ryerson, net of cash acquired, for the acquisition amounted to $30.5 million.

On November 1, 2023, JT Ryerson acquired TSA. Headquartered in Houston, Texas, with five other locations across the Midwest and Southern United States, TSA is a stainless steel and aluminum coil and sheet processor. The total amount paid by JT Ryerson, net of cash acquired, for the acquisition amounted to $37.7 million.

On December 1, 2023, JT Ryerson acquired Hudson. Hudson is headquartered in Cerritos, California, with two facilities located in the Midwest and Northeast. Hudson is a supplier of tool steels and high-speed, carbon, and alloy steels. The total amount paid by JT Ryerson, net of cash acquired, for the acquisition amounted to $19.4 million.

Additionally, during the first six months of 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million.

The 2023 acquisitions strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which will allow us to increase our offerings to better serve our diverse customer base across our entire network. The 2023 acquisitions are not individually significant to the consolidated financial statements. Please refer to Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further consolidated information on our 2023 acquisitions.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data (certain percentages may not calculate due to rounding):

	Year Ended December 31, 2023	% of Net Sales	Year Ended December 31, 2022	% of Net Sales
Net sales	$5,108.7	100.0%	$6,323.6	100.0%
Cost of materials sold	4,087.1	80.0	5,013.5	79.3
Gross profit	1,021.6	20.0	1,310.1	20.7
Warehousing, delivery, selling, general, and administrative expenses	793.5	15.5	735.2	11.6
Gain on sale of assets	—	—	(3.8)	(0.1)
Operating profit	228.1	4.5	578.7	9.2
Other expenses	(34.4)	(0.7)	(55.8)	(0.9)
Income before income taxes	193.7	3.8	522.9	8.3
Provision for income taxes	47.3	0.9	131.4	2.1
Net income	146.4	2.9	391.5	6.2
Less: Net income attributable to noncontrolling interest	0.7	—	0.5	—
Net income attributable to Ryerson Holding Corporation	$145.7	2.9%	$391.0	6.2%
Basic earnings per share	$4.17		$10.41
Diluted earnings per share	$4.10		$10.21

The following charts show the Company’s percentage of sales by major product lines for 2023 and 2022:

Comparison of the year ended December 31, 2023 with the year ended December 31, 2022

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2023	2022	change	change
	($ in millions)
Net sales	$5,108.7	$6,323.6	$(1,214.9)	(19.2)%

	Year Ended December 31,		Tons	Percentage
	2023	2022	change	change
	(in thousands)
Tons sold	1,943	2,029	(86)	(4.2)%

	Year Ended December 31,		Price	Percentage
	2023	2022	change	change
Average selling price per ton sold	$2,629	$3,117	$(488)	(15.7)%

Revenue for the year ended December 31, 2023, decreased from the same period a year ago due to lower average selling prices caused by lower commodity prices and to lower volume caused by slower economic conditions in metal markets in 2023. Commodity prices were at cyclical highs in 2021 and 2022 before beginning to decline in the second half of 2022. Compared to the year ago period, average selling price decreased for all of our product lines in 2023 with the largest decreases in our carbon flat, stainless flat, and carbon plate products. Tons sold decreased in 2023 overall, with the largest decreases in our stainless flat, aluminum long, and carbon long product lines partially offset by an increase in our stainless, aluminum, and carbon plate shipments. Tons sold per ship day were 7,741 in 2023 compared to 8,084 in 2022.

Cost of Materials Sold

	Year Ended December 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$4,087.1	80.0%	$5,013.5	79.3%	$(926.4)	(18.5)%

			Year Ended December 31,		Dollar	Percentage
			2023	2022	change	change
Average cost of materials per ton sold			$2,103	$2,471	$(368)	(14.9)%

The decrease in cost of materials sold in 2023 compared to the year ago period is primarily due to a decrease in average cost of materials sold per ton and to lower tons sold. The average cost of materials sold decreased across all of our product lines with the average cost of materials sold for our carbon product lines decreasing more than our other product lines during 2023.

During 2023, LIFO income was $98 million related to decreases in pricing for all product lines, with the largest impact from carbon products, slightly offset by the liquidation of older LIFO layers for stainless and aluminum products that were at a net higher cost. During 2022, LIFO income was $58 million related to a decrease in pricing for carbon product lines, partially offset by increases in pricing in stainless and aluminum products as well as the impact of a reduction in carbon tons in inventory, which led to the liquidation of older LIFO layers that were at a higher cost.

Gross Profit

	Year Ended December 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$1,021.6	20.0%	$1,310.1	20.7%	$(288.5)	(22.0)%

Gross profit dollars decreased in 2023 compared to 2022 as average selling price decreased faster than the decrease in the average cost of materials sold resulting in a decrease in gross margin.

Operating Expenses

	Year Ended December 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$793.5	15.5%	$735.2	11.6%	$58.3	7.9%
Gain on sale of assets	$—	—	$(3.8)	(0.1)%	$3.8	(100.0)%

Warehousing, delivery, selling, general, and administrative expenses increased $58.3 million in 2023 compared to 2022 with $28.4 million of the increase driven by including the expenses of companies acquired during 2022 and 2023. Excluding the impact of acquisitions, expenses changed in the following categories:

•
higher reorganization costs of $28.7 million in 2023 primarily due to increased system conversion activity as well as start up costs associated with our new state of the art University Park location;
•
higher employee benefit costs of $8.3 million in 2023, primarily due to higher medical costs and stock compensation;
•
higher salaries and wage expense of $4.9 million in 2023 primarily due to compensation increases;
•
higher operating expenses of $4.3 million in 2023 primarily due to higher repair & maintenance costs, higher information technology expenses, and higher insurance expense; and
•
higher selling, general, and administrative expenses of $1.3 million in 2023 resulting from higher travel and entertainment expenses;

•
partially offset by lower incentive compensation expense of $21.2 million.

In 2022, we recorded a gain on sale of assets of $3.8 million from the sale of a facility in Texas that Ryerson had an option to purchase.

On a per ton basis, total operating expenses increased to $408 per ton in 2023 from $360 per ton in 2022.

Operating Profit

	Year Ended December 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$228.1	4.5%	$578.7	9.2%	$(350.6)	(60.6)%

Our operating profit decreased in 2023 compared to 2022 primarily due to the decrease in average selling prices and gross profit and the increase in operating expenses as discussed above.

Other Expenses

	Year Ended December 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(34.7)	(0.7)%	$(33.2)	(0.5)%	$(1.5)	4.5%
Other income and (expense), net	$0.3	—	$(1.3)	—	$1.6	(123.1)%
Loss on retirement of debt	$—	—	$(21.3)	(0.4)%	$21.3	(100.0)%

Interest and other expense on debt increased in 2023 compared to 2022 primarily due to higher interest rates on credit facility borrowings under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and a higher level of borrowings outstanding under the Ryerson Credit Facility compared to the prior year. Partially offsetting this increase was the redemption and repurchase of $300.0 million principal amount of our 8.50% senior secured notes due 2028 (the “2028 Notes”) during 2022, bringing the outstanding principal balance to zero in July 2022. Interest expense in 2022 included $2.6 million in charges to write-off unamortized bond issuance costs related to the $300.0 million of 2028 Notes redeemed in 2022.

The other income and (expense), net in 2023 includes a $0.8 million gain on the curtailment of certain Central Steel & Wire ("CSW") pension and other post-employment benefit plans. The curtailment is due to a reduction in future years of service resulting from workforce reductions at CSW as the CSW headquarters is closing and operations are moving to a new facility in University Park, IL. The other income and (expense), net in 2022 includes foreign currency translation losses of $1.3 million. In addition, the year 2022 includes losses of $21.3 million on the redemption and repurchase of $300.0 million of the 2028 Notes.

Provision for Income Taxes

The $47.3 million income tax provision in 2023 and the $131.4 million tax provision in 2022 primarily represent taxes at federal and local statutory rates where the Company operates, but generally exclude any tax benefit for losses in jurisdictions with historical losses.

Noncontrolling Interest

In both 2023 and 2022, Ryerson China’s results of operations was income and the portion attributable to the noncontrolling interest was $0.7 million and $0.5 million, respectively.

Earnings Per Share

Basic and diluted earnings per share was $4.17 and $4.10, respectively, in 2023. Basic and diluted earnings per share was $10.41 and $10.21, respectively, in 2022. The changes in earnings per share are due to the results of operations discussed above as well as having fewer shares outstanding in 2023 after the repurchase in 2023 of 3,253,313 shares of common stock, including 2,882,720 shares from Platinum, in addition to the repurchase of 1,700,766 shares of common stock during 2022.

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

We had cash and cash equivalents of $54.3 million at December 31,2023, compared to $39.2 million at December 31, 2022. Our total debt outstanding at December 31, 2023 increased to $436.5 million compared to $367.0 million of total debt outstanding at December 31, 2022 due to acquisitions, capital expenditures, share repurchases and dividends paid, partially offset by income from operations in 2023. We had a debt-to-capitalization ratio of 32% and 29% at December 31, 2023 and at December 31, 2022, respectively. We had total liquidity (defined as cash and cash equivalents, and availability under the Ryerson Credit Facility and foreign debt facilities) of $656 million at December 31, 2023 versus $909 million at December 31, 2022. Our net debt (defined as total debt less cash and cash equivalents) was $382 million and $328 million at December 31, 2023 and December 31, 2022, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$54	$39	$51
Availability under Ryerson Credit Facility and foreign debt facilities	602	870	690
Total liquidity	$656	$909	$741

Below is a reconciliation of total debt to net debt:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Total debt	$436	$367	$639
Less: cash and cash equivalents	(54)	(39)	(51)
Net debt	$382	$328	$588

Of the total cash and cash equivalents, as of December 31, 2023, $34.2 million was held in subsidiaries outside the U.S. that is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances and a significant portion of the earnings held in foreign jurisdictions is deemed to have been repatriated under the 2017 U.S. Tax Cuts and Jobs Act, Ryerson could elect to repatriate additional earnings, which could result in foreign withholding taxes and potential U.S. state income taxes. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2023	2022
	(In millions)
Net income	$146.4	$391.5
Depreciation and amortization	62.5	59.0
Loss on retirement of debt	—	21.3
Change in operating assets and liabilities:
Receivables	67.9	126.7
Inventories	28.8	39.9
Accounts payable	24.8	(72.1)
Accrued taxes payable/receivable	23.3	(52.9)
Tenant improvement allowance	15.9	—
Other operating asset and liability balances	(22.5)	(6.0)
All other operating cash flows	18.0	(6.2)
Net cash provided by operating activities	365.1	501.2
Acquisitions	(137.8)	(57.0)
Capital expenditures	(121.9)	(105.1)
Proceeds from sale of property, plant, and equipment	0.5	8.0
Other investing activities	(2.9)	(5.9)
Net cash used in investing activities	(262.1)	(160.0)
Repayment of debt	(1.7)	(321.3)
Net proceeds from short-term borrowings	69.8	26.1
Net increase (decrease) in book overdrafts	(7.1)	29.6
Dividends paid to shareholders	(24.8)	(19.9)
Share repurchases	(113.9)	(50.0)
All other financing cash flows	(10.6)	(14.6)
Net cash used in financing activities	(88.3)	(350.1)
Effect of exchange rates on cash and cash equivalents	0.2	(3.0)
Net increase (decrease) in cash and cash equivalents	$14.9	$(11.9)

Operating activities. In 2023, average selling prices were 15.7% lower than in 2022 resulting in lower cash generated from operations. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Working capital requirements decreased in 2023 primarily due to a decline in average selling prices and lower shipments in the fourth quarter of 2023 compared to the fourth quarter of 2022, which resulted in lower sales and the related accounts receivable. Additionally, inventory costs decreased as market prices for metals decreased in 2023, resulting in a lower inventory investment. Material purchases were higher at the end of the fourth quarter of 2023 compared to the end of the fourth quarter of 2022 resulting in an increase in accounts payable in the fourth quarter of 2023. In 2022, average selling prices were 15.1% higher than in 2021 resulting in significantly higher operating profits and higher cash generated from operations. Working capital requirements in 2022 decreased due to lower shipments and a decline in average selling prices in the fourth quarter of 2022, which resulted in lower sales and the related accounts receivable. Inventory quantities on hand decreased to align with softer demand conditions. The lower inventory investment also decreased accounts payable balances. In 2022, we made estimated tax payments based on our forecasted income. Sales slowed in the fourth quarter of 2022, creating a tax overpayment, which was applied toward 2023 taxes due causing less cash payments for taxes in 2023.

Investing activities. The Company's main investing activities are acquisitions, capital expenditures, and proceeds from the sale of property, plant, and equipment. Capital expenditures increased year-over-year to $121.9 million in 2023 compared to $105.1 million in 2022, as the Company continued its investment in a new facility in University Park, Illinois, a project which began in 2022 and expanded and modernized its Shelbyville, Kentucky location in 2023. In 2023, the Company paid $127.5 million to acquire BLP, TSA, Norlen, and Hudson, and paid $9.7 million to purchase certain assets from ExOne Operating, LLC. See Note 2: Acquisitions within Part II, Item 8 of this report, for further discussion of the acquisitions. The Company paid $57.0 million in 2022 to acquire Apogee Steel Fabrication Incorporated, Ford Tool Steels, Inc., Howard Precision Metals, Inc., and Excelsior, Inc. The Company sold property, plant, and equipment and assets held for sale generating cash proceeds of $0.5 and $8.0 million in 2023 and 2022, respectively.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on our credit facility. In 2023, acquisitions and capital expenditures, as well as share repurchases and dividends paid, were in excess of cash from operations, which increased borrowings on the Ryerson Credit Facility. In 2022, we repurchased, redeemed, and retired $300.0 million principal of our 2028 Notes, which was partially offset by an increase of $49.0 million in Credit Facility borrowings. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid in 2023 were $24.8 million compared to $19.9 million paid to shareholders in 2022. We repurchased $113.9 million of common stock during the 2023 compared to $50.0 of common stock repurchased in 2022.

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $10.9 million as of December 31, 2023. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2023 increased $69.5 million to $436.5 million from $367.0 million at December 31, 2022, mainly due to funding new acquisitions in 2023.

Total debt outstanding as of December 31, 2023 consisted of the following amounts: $433.0 million borrowings under the Ryerson Credit Facility, $6.0 million of foreign debt, and $2.2 million of other debt, less $4.7 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $560 million and $826 million at December 31, 2023 and December 31, 2022, respectively. For further information, see Note 9: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $8.8 million in 2023, $6.8 million in 2022, and $23.7 million in 2021 to improve the Company’s pension plans funded status. At December 31, 2023, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 10, pension liabilities exceeded plan assets by $63.9 million. The Company anticipates that it will have a minimum required pension contribution of approximately $11.0 million in 2024 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows.

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

Income Tax Payments

The Company made income tax payments of $6.2 million in 2023, $176.9 million in 2022, and $70.2 million in 2021. Income tax payments in 2023 decreased due to lower pre-tax income year over year in addition to prior year tax over payments being applied toward 2023 taxes due. See Part II. Item 8, Financial Statements and Supplementary Data, Note 18: Income Taxes for further discussion.

Material Cash Requirements

The Company expects to make approximately $441 million in principal payments to satisfy its debt obligations, consisting of $6 million in foreign debt coming due in 2024, $2 million of other debt coming due in 2024, and $433 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 9: Debt for further information.

The Company expects to pay approximately $29 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $72 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2043, and finance leases expiring at various times through 2030. The total amount of future lease payments is estimated to be $485 million with $48 million for the next 12 months. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 6: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2023, we had outstanding purchase obligations of approximately $20 million expiring in 2024.

Deferred Tax Amounts

At December 31, 2023, the Company had a net deferred tax liability of $136 million comprised primarily of a deferred tax asset of $17 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $9 million, deferred tax assets of $7 million related to state, local, and foreign tax loss carryforwards, $93 million related to operating lease liabilities, and $22 million of other deferred taxes relating to accrued compensation and other items, offset by a valuation allowance of $4 million and deferred tax liabilities of $86 million related to fixed assets, $99 million related to inventory, $88 million related to operating lease assets, and $7 million related to intangibles. We may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. As of December 31, 2021, the Company had a valuation allowance of $5.0 million, a decrease of $1.6 million from the prior year mainly related to a release of a valuation allowance on state NOL deferred tax assets, which we now expect to realize due to improved profitability. The valuation allowance did not change during 2022, remaining at $5.0 million as of December 31, 2022 related to U.S. federal tax credit deferred tax assets and foreign tax assets. As of December 31, 2023, the Company had a valuation allowance of $4.0 million, a decrease of $1.0 million from the prior year mainly related to an adjustment to certain U.S. federal tax credits and deferred tax assets which were fully reserved. As of December 31, 2023, the valuation allowance continues to be related to U.S. federal tax credit deferred tax assets and foreign tax assets.

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

Based on the impairment test performed on October 1, 2023, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. The discount rate was estimated to be 13.5% at October 1, 2023. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates, or to discount rates could result in impairment charges in future periods.

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

Assets acquired and liabilities assumed that do not constitute a business are accounted for using the cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed.

Pension and postretirement benefit plan assumptions: We sponsor various benefit plans covering a portion of our employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs, and the rate of future compensation increases. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate is determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on the yield of long term high quality corporate bonds, the duration of the liability, and appropriate judgment.

When calculating pension expense for 2023, we assumed the pension plans’ assets would generate a long-term rate of return of 6.05% for the JT Ryerson plan and 3.80% for the Central Steel and Wire Company plan, and between 4.25% and 6.00% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2023 pension expense by approximately $1 million.

Future pension obligations for the U.S. plans were discounted using rates between of 5.05% and 5.24% at December 31, 2023. Future pension obligations for the Canadian plans were discounted using 4.64% at December 31, 2023. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2023 by approximately $15 million.

The calculation of other postretirement benefit obligations requires the use of a number of assumptions, including the assumed discount rate between 4.63% and 5.06% at December 31, 2023 for measuring future payment obligations. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $2 million.

The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Item 8 within Note 12: Commitments and Contingencies. We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. As of December 31, 2023 and December 31, 2022, we have no publicly traded debt. The carrying value of our debt was $436.5 million and $367.0 million at December 31, 2023 and December 31, 2022, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2023, we have no outstanding interest rate swaps.

Approximately 1% of our debt is at fixed interest rates as of December 31, 2023. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the twelve months of 2023 by approximately $4.7 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.6 million outstanding at December 31, 2023 and a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2023, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2023 would increase or decrease the fair value of the foreign currency contracts by $0.1 million and $0.2 million, respectively.

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

As of December 31, 2023, we had 64,819 tons of hot roll coil swap contracts with a net liability value of $1.1 million, 20,319 tons of aluminum swap contracts with a net asset value of $0.9 million, and 1,375 tons of nickel swap contracts with a net asset value of $8.1 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the twelve months ended December 31, 2023, the Company recognized a gain of $10.7 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of December 31, 2023 would increase or decrease the fair value of the commodity derivative contracts by $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	47

The report of Ryerson Holding Corporation’s independent registered public accounting firm (PCAOB ID: 42) with respect to the financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page numbers referenced below. Their consent appears as Exhibit 23.1 of this Form 10-K.

Reports of Independent Registered Public Accounting Firm	48
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	51
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	52
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	53
Consolidated Balance Sheets at December 31, 2023 and 2022	54
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021	55
Notes to Consolidated Financial Statements	56
Financial Statements Schedule
II—Valuation and Qualifying Accounts	88
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Management’s assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2023 excludes the internal control over financial reporting related to BLP Holdings, LLC (acquired on March 1, 2023), Norlen Incorporated (acquired on October 2, 2023), TSA Processing (acquired on November 1, 2023), and Hudson Tool Steel Corporation (acquired on December 1, 2023). These 4 acquisitions are included in the 2023 consolidated financial statements and when combined constituted 7.0% and 1.8% of total assets and total liabilities, respectively, as of December 31, 2023 and 0.8% and 1.2% of net sales and net income, respectively, for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation and Subsidiary Companies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Pension and Other Postretirement Benefit Obligations

Description of the Matter

At December 31, 2023, the Company’s projected benefit obligation related to its pension and other postretirement benefit obligations was $371.0 million and exceeded the fair value of pension and other postretirement plan assets of $260.3 million, resulting in an unfunded defined benefit pension and other postretirement obligation of $110.7 million. As explained in Note 10 of the consolidated financial statements, the Company remeasures the pension and other postretirement assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which are dependent, in part, on the selection of certain actuarial assumptions. Auditing the pension and postretirement obligations was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions, such as discount rates and mortality rates used in the Company’s annual remeasurement process. These assumptions had a significant effect on the projected benefit obligation.

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

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ryerson Holding Corporation and Subsidiary Companies

Opinion on Internal Control Over Financial Reporting

We have audited Ryerson Holding Corporation and Subsidiary Companies' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and Subsidiary Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation, which are included in the 2023 consolidated financial statements of the Company and constituted 7.0% and 1.8% of total assets and total liabilities, respectively, as of December 31, 2023 and 0.8% and 1.2% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

February 21, 2024

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$5,108.7	$6,323.6	$5,675.3
Cost of materials sold	4,087.1	5,013.5	4,528.5
Gross profit	1,021.6	1,310.1	1,146.8
Warehousing, delivery, selling, general, and administrative	793.5	735.2	711.2
Gain on sale of assets	—	(3.8)	(109.6)
Operating profit	228.1	578.7	545.2
Other income (expense):
Interest and other expense on debt	(34.7)	(33.2)	(51.0)
Pension settlement charges	—	—	(98.7)
Loss on retirement of debt	—	(21.3)	(5.5)
Other income and (expense), net	0.3	(1.3)	(0.9)
Income before income taxes	193.7	522.9	389.1
Provision for income taxes	47.3	131.4	93.7
Net income	146.4	391.5	295.4
Less: Net income attributable to noncontrolling interest	0.7	0.5	1.1
Net income attributable to Ryerson Holding Corporation	$145.7	$391.0	$294.3
Basic earnings per share	$4.17	$10.41	$7.67
Diluted earnings per share	$4.10	$10.21	$7.56

Dividends declared per share	$0.7175	$0.5350	$0.1650

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$146.4	$391.5	$295.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4.7	(7.8)	(2.1)
Gain on cash flow hedges	—	1.9	2.1
Changes in defined benefit pension and other post-retirement benefit plans	(0.3)	38.6	142.4
Other comprehensive income, before tax	4.4	32.7	142.4
Income tax provision related to items of other comprehensive income	—	12.0	35.6
Comprehensive income, after tax	150.8	412.2	402.2
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.5	1.1
Comprehensive income attributable to Ryerson Holding Corporation	$150.1	$411.7	$401.1

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$146.4	$391.5	$295.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.5	59.0	55.9
Stock-based compensation	13.8	9.1	5.5
Deferred income taxes	16.8	7.4	0.6
Provision for allowances, claims, and doubtful accounts	(0.1)	0.2	3.2
Loss on retirement of debt	—	21.3	5.5
Gain on sale of assets	—	(3.8)	(109.6)
Gain on bargain purchase	—	(0.6)	—
Non-cash (gain) loss from derivatives	(11.3)	(17.9)	27.6
Pension settlement charge	—	—	98.7
Pension and other postretirement benefits curtailment gain	(0.8)	—	—
Other items	(0.4)	(0.6)	0.1
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	67.9	126.7	(252.5)
Inventories	28.8	39.9	(227.9)
Other assets and liabilities	6.4	19.2	(23.3)
Accounts payable	24.8	(72.1)	123.6
Accrued liabilities	(17.3)	(17.5)	32.0
Accrued taxes payable/receivable	23.3	(52.9)	25.2
Deferred employee benefit costs	(11.6)	(7.7)	(25.0)
Tenant improvement allowance	15.9	—	—
Net adjustments	218.7	109.7	(260.4)
Net cash provided by operating activities	365.1	501.2	35.0
Investing activities:
Acquisitions, net of cash acquired	(137.8)	(57.0)	(14.5)
Capital expenditures	(121.9)	(105.1)	(59.3)
Proceeds from sale of property, plant, and equipment	0.5	8.0	166.3
Proceeds from insurance settlement	0.3	—	—
Investment in subsidiary	—	(2.0)	—
Other investing activities	(3.2)	(3.9)	1.9
Net cash provided by (used in) investing activities	(262.1)	(160.0)	94.4
Financing activities:
Repayment of debt	(1.7)	(321.3)	(157.3)
Net proceeds of short-term borrowings	69.8	26.1	45.8
Credit facility issuance costs	—	(2.7)	—
Net increase (decrease) in book overdrafts	(7.1)	29.6	(7.7)
Principal payments on finance lease obligations	(7.1)	(9.2)	(10.5)
Dividends paid to shareholders	(24.8)	(19.9)	(6.4)
Share repurchases	(113.9)	(50.0)	(1.8)
Contingent payment related to acquisitions	(0.3)	—	—
Tax withholdings on stock-based compensation awards	(3.2)	(2.7)	—
Net cash used in financing activities	(88.3)	(350.1)	(137.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14.7	(8.9)	(8.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.2	(3.0)	(1.6)
Net change in cash, cash equivalents, and restricted cash	14.9	(11.9)	(10.1)
Cash, cash equivalents, and restricted cash—beginning of period	40.5	52.4	62.5
Cash, cash equivalents, and restricted cash—end of period	$55.4	$40.5	$52.4
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$29.9	$38.3	$51.1
Income taxes, net	6.2	176.9	70.2
Noncash activities:
Asset additions under operating leases	138.8	61.6	129.6
Asset additions under finance leases	5.3	3.9	15.8

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54.3	$39.2
Restricted cash (Note 3)	1.1	1.3
Receivables less provisions of $1.7 at December 31, 2023 and $3.2 at December 31, 2022 (Note 17)	467.7	514.4
Inventories (Note 4)	782.5	798.5
Prepaid expenses and other current assets	77.8	88.2
Total current assets	1,383.4	1,441.6
Property, plant, and equipment, net of accumulated depreciation (Note 5)	589.6	458.4
Operating lease assets (Note 6)	349.4	240.5
Other intangible assets (Note 7)	73.7	50.9
Goodwill (Note 8)	157.8	129.2
Deferred charges and other assets	15.7	13.7
Total assets	$2,569.6	$2,334.3
Liabilities
Current liabilities:
Accounts payable	$463.4	$438.4
Accrued liabilities:
Salaries, wages, and commissions	51.9	67.3
Other accrued liabilities	75.9	77.7
Short-term debt (Note 9)	8.2	5.8
Current portion of operating lease liabilities (Note 6)	30.5	25.2
Current portion of deferred employee benefits (Note 10)	4.0	4.8
Total current liabilities	633.9	619.2
Long-term debt (Note 9)	428.3	361.2
Deferred employee benefits (Note 10)	106.7	118.0
Noncurrent operating lease liabilities (Note 6)	336.8	215.1
Deferred income taxes (Note 18)	135.5	113.5
Other noncurrent liabilities	13.9	14.3
Total liabilities	1,655.1	1,441.3
Commitments and contingencies (Note 12)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 39,450,659 shares issued at December 31, 2023; 100,000,000 shares authorized and 39,059,198 issued at December 31, 2022	0.4	0.4
Capital in excess of par value	411.6	397.7
Retained earnings	813.2	692.5
Treasury stock at cost – Common stock of 5,413,434 shares at December 31, 2023 and 2,070,654 shares at December 31, 2022	(179.3)	(61.1)
Accumulated other comprehensive loss (Note 15)	(140.0)	(144.4)
Total Ryerson Holding Corporation stockholders’ equity	905.9	885.1
Noncontrolling interest	8.6	7.9
Total equity	914.5	893.0
Total liabilities and equity	$2,569.6	$2,334.3

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2021	38,330	$0.4	(213)	$(6.6)	$383.1	$33.8	$(47.0)	$(221.8)	$(3.1)	$6.3	$145.1
Net income	—	—	—	—	—	294.3	—	—	—	1.1	295.4
Foreign currency translation	—	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $35.1	—	—	—	—	—	—	—	107.3	—	—	107.3
Share repurchases	—	—	(80)	(1.8)	—	—	—	—	—	—	(1.8)
Stock-based compensation expense	357	—	—	—	5.5	—	—	—	—	—	5.5
Cash dividends and dividend equivalents	—	—	—	—	—	(6.4)	—	—	—	—	(6.4)
Cash flow hedge - interest rate swap, net of tax of $0.5	—	—	—	—	—	—	—	—	1.6	—	1.6
Balance at December 31, 2021	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	391.0	—	—	—	0.5	391.5
Foreign currency translation	—	—	—	—	—	—	(7.8)	—	—	—	(7.8)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $11.6	—	—	—	—	—	—	—	27.0	—	—	27.0
Share repurchases	—	—	(1,701)	(50.0)	—	—	—	—	—	—	(50.0)
Stock-based compensation expense	372	—	(77)	(2.7)	9.1	—	—	—	—	—	6.4
Cash dividends and dividend equivalents	—	—	—	—	—	(20.2)	—	—	—	—	(20.2)
Cash flow hedge - interest rate swap, net of tax of $0.4	—	—	—	—	—	—	—	—	1.5	—	1.5
Balance at December 31, 2022	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$—	$7.9	$893.0
Net income	—	—	—	—	—	145.7	—	—	—	0.7	146.4
Foreign currency translation	—	—	—	—	—	—	4.7	—	—	—	4.7
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of zero	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Share repurchases	—	—	(3,252)	(115.0)	—	—	—	—	—	—	(115.0)
Stock-based compensation expense	391	—	(90)	(3.2)	13.8	—	—	—	—	—	10.6
Issuance of common stock	1	—	—	—	—	—	—	—	—	—	—
Cash dividends and dividend equivalents	—	—	—	—	0.1	(25.0)	—	—	—	—	(24.9)
Balance at December 31, 2023	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$—	$8.6	$914.5

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 11.5% of our issued and outstanding common stock. On February 28, 2023, Platinum sold 2,486,580 shares of common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock. On May 8, 2023, Platinum sold 2,630,700 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,369,300 shares of common stock. Also, on August 8, 2023, Platinum sold 4,000,000 shares of its common stock through an underwritten secondary offering. Following the close of those transactions, Platinum's ownership of our common stock decreased from approximately 43% to approximately 11.5%. Ryerson Holding is no longer a “controlled company” within the meaning of the corporate governance standards of The New York Stock Exchange.

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

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% and investments in limited partnerships are accounted for by the equity method. Equity income is reported in other income and (expense), net in the Consolidated Statements of Operations. Equity loss amounted to $0.1 million for the year ended December 31, 2023. Equity income during the years ended December 31, 2022 and 2021 was zero.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs totaled $139.1 million, $137.8 million, and $125.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $99.7 million and $106.8 million to accounts payable at December 31, 2023 and 2022, respectively.

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

Internal-Use Software. Software is recognized in accordance with FASB ASC 350-40, "Internal-Use Software" ("ASC 350-40"). The Company has various software that is acquired, internally developed, or modified solely to meet the Company's internal needs, and software that the Company obtains access to in cloud computing arrangements that includes internal-use software licenses. Software development costs are capitalized when the preliminary project stage is complete and the development stage of the project commences, it is probable that the project will be complete, and the software will be used to perform the function intended. Costs associated with preliminary project stage activities, training, maintenance, and all other post implementation stage activities are expensed as incurred. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Our cloud computing arrangements that include a license to an internal use software which does not meet the criteria as defined by ASC 350-40 are accounted for as service contracts and do not constitute a purchase of a software or license to a software and as such are accounted as prepaid expenses and are amortized over the prepayment period. As of December 31, 2023 and 2022 we had $1.9 million and $2.0 million of software in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively. See Note 5: Property Plan and Equipment for the balances of software costs capitalized to fixed assets.

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

Long-lived Assets and Other Intangible Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When this occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired intangible asset would be written down to fair value, using the discounted cash flow method.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year. The Company recognized an exchange loss of $2.0 million, $1.6 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. These amounts are classified either in Other income and (expense), net or Warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations.

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

Stock-Based Compensation. All of our stock-based compensation plans are classified as equity awards. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is determined based on the fair value of our common stock on the grant date. The fair value of stock options is estimated based on a Monte Carlo simulation and considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. The fair value of stock options, RSUs, and PSUs is expensed on a straight-line basis over their respective vesting periods. We have elected to recognize forfeitures as they occur. See Note 11: Stock-Based Compensation for further details.

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards–Adopted

No accounting pronouncements have been issued that impact our financial statements.

Impact of Recently Issued Accounting Standards–Not Yet Adopted

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”. The amendments in this update require public entities to enhance segment disclosures on both an interim and annual basis. These disclosures include, among others, significant segment expenses regularly reviewed by the chief operating decision maker (CODM), an amount for other segment items, and title and position of the CODM and how the CODM uses this information in assessing performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods of fiscal years beginning after December 15, 2024 and should be adopted retrospectively to all prior periods presented in the financial statements. We are still assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and further information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect this guidance to materially impact the consolidated financial statements.

Note 2: Acquisitions

2023 Acquisitions

On March 1, 2023, JT Ryerson acquired BLP Holdings, LLC ("BLP"). Based out of Houston, Texas, BLP is comprised of three divisions: Absolute Metal Products, Metal Cutting Specialists, and Houston Water Jet, serving various industries such as oil & gas, aerospace, telecommunications, and structural fabrication. BLP provides complex fabrication services in addition to toll processing, including saw cutting, machining, and water jet cutting.

On October 2, 2023, JT Ryerson acquired Norlen Incorporated ("Norlen"). Based out of Schofield, Wisconsin, Norlen is a full-service metal fabricator, providing stamping, machining, painting, and additional value-added fabrication services to industries including agriculture, HVAC, and defense.

On November 1, 2023, JT Ryerson acquired TSA Processing ("TSA"). Headquartered in Houston, Texas, with five other locations across the Midwest and Southern United States, TSA is a stainless steel and aluminum coil and sheet processor.

On December 1, 2023, JT Ryerson acquired Hudson Tool Steel Corporation ("Hudson"). Hudson is headquartered in Cerritos, California, with two facilities located in the Midwest and Northeast. Hudson is a supplier of tool steels and high-speed, carbon, and alloy steels.

The 2023 acquisitions will strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which will allow us to increase our offerings to better serve our diverse customer base across our entire network. We paid a total of $127.5 million, net of cash acquired, as of December 31, 2023 for the 2023 acquisitions. As of December 31, 2023, there was $2.1 million of unpaid purchase consideration accrued on the Consolidated Balance Sheet relating to holdback payments expected to be paid within 18 months, working capital true ups, and contingent consideration.

We deemed the 2023 acquisitions individually immaterial, yet significant in the aggregate to the Consolidated Balance Sheet. Included in our Statement of Operations for the year-ended December 31, 2023 were net sales of $43.2 million and net income of $1.8 million related to the 2023 acquisitions. The Consolidated Statement of Operations as of December 31, 2023 includes revenues and expenses of each acquisition since its respective acquisition date. The 2023 acquisitions are insignificant to the Company's Consolidated Statement of Operations for the year-ended December 31, 2023.

The preliminary allocations of the total purchase price from our combined 2023 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(In millions)
Cash and cash equivalents	$5.8
Receivables, less provisions	20.4
Inventories	11.6
Prepaid expenses and other current assets	2.2
Property, plant, and equipment	47.7
Operating lease assets	35.0
Other intangible assets	31.3
Goodwill	26.3
Other noncurrent assets	1.1
Total identifiable assets acquired	181.4
Accounts payable	(7.2)
Salaries, wages, and commissions	(2.0)
Other accrued liabilities	(0.5)
Operating lease liabilities	(32.4)
Deferred income taxes	(3.9)
Total liabilities assumed	(46.0)
Net identifiable assets acquired	135.4

The purchase price allocations for our 2023 acquisitions are pending the completion of purchase price adjustments.

The 2023 acquisitions discussed above were all accounted for under the acquisition method of accounting and, accordingly, the purchase price for each transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. As needed, for each transaction the Company used a third-party valuation firm to estimate the fair values of property, plant, and equipment, leases, earn-outs, and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals. The consolidated balance sheets reflect the allocations of each acquisition's purchase price as of December 31, 2023. The measurement period for purchase price allocations will end 12 months after each acquisition date.

Included in the total purchase price is $0.9 million of contingent consideration at fair value. The contingent consideration is based on the attainment of certain financial metrics over the course of 4 years following the acquisition date with a maximum payout of $5.1 million. The fair value of the contingent consideration as of acquisition date was determined using a Monte Carlo simulation.

As part of the purchase price allocations for the 2023 acquisitions, we allocated $7.6 million to trade names and $23.7 million to customer relationships with weighted average lives of 14.3 years and 14.0 years, respectively. The goodwill arising from the 2023 acquisitions consists largely of expected strategic benefits, including enhanced operational scale, as well as expansion of acquired product and processing capabilities across our Company. See Note: 8 Goodwill for further information on the goodwill added in 2023.

2023 Asset Acquisition

During the first six months of 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million. The transaction qualified for asset acquisition accounting and is not material to our consolidated financial statements.

2022 Acquisition Activity

On November 1, 2022, JT Ryerson paid $31.8 million to acquire Excelsior, Inc. ("Excelsior"). During the first six months of 2023, JT Ryerson paid an additional $0.6 million related to the net working capital adjustments.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$54.3	$39.2
Restricted cash	1.1	1.3
Total cash, cash equivalents, and restricted cash	$55.4	$40.5

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims.

Note 4: Inventories

The Company primarily uses the last-in, first-out ("LIFO") method of valuing inventory. Inventories, at stated LIFO value, were classified at December 31, 2023 and 2022 as follows:

	At December 31,
	2023	2022
	(In millions)
In process and finished products	$782.5	$798.5

If current cost had been used to value inventories, such inventories would have been $148 million higher and $245 million higher than reported at December 31, 2023 and 2022, respectively. Approximately 88% and 90% of inventories are accounted for under the LIFO method at December 31, 2023 and 2022, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.1 million and $7.4 million at December 31, 2023 and 2022, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2023 and 2022:

	At December 31,
	2023	2022
	(In millions)
Land and land improvements	$71.7	$66.1
Buildings and leasehold improvements	211.7	158.4
Machinery, equipment, and other	647.4	532.0
Finance leases	42.2	39.0
Software	30.8	19.7
Construction in progress	67.7	83.4
Total	1,071.5	898.6
Less: Accumulated depreciation	(481.9)	(440.2)
Net property, plant, and equipment	$589.6	$458.4

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

The Company also had normal course asset sale activity which generated additional cash proceeds of $0.5 million, $8.0 million, and $3.1 million at December 31, 2023, 2022 and 2021, respectively.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. The Company has noncancelable operating leases expiring at various times through 2043, and finance leases expiring at various times through 2030.

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

Significant Judgments

Many of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. To determine the expected lease term, we include any noncancelable periods within the lease agreement as well as any periods covered by an option to extend the lease if we are reasonably certain to exercise the option. The equipment leases do not typically include options for renewal but may include options for purchase at the end of the lease. We determine the likelihood of exercising the option for purchase by assessing the option price versus the estimated fair value at the end of the lease term to determine if the option price is advantageous enough that we are reasonably certain to exercise it. The depreciable life of finance lease assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

In June 2021, we sold and leased back a group of service center properties located in Delaware, Florida, Kentucky, Minnesota, Missouri, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia for net proceeds of approximately $104 million. The total annual rent for the properties starts at approximately $6.4 million per year, with the amount increasing 1.5% annually over the 15-year lease term, including, without limitation, during any renewal term. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance, and utilities and is required to adequately maintain the properties for the lease term. The lease includes two renewal options for five years each. This transaction met the requirements for sale leaseback accounting under ASC 842 and ASC 606. Accordingly, the Company recognized the sale of the properties, which resulted in a gain of approximately $62.5 million recorded in the Consolidated Statement of Operations. The related land and buildings were removed from property, plant, and equipment and operating lease assets and liabilities of $84.4 million, respectively, were recorded in the Consolidated Balance Sheet.

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

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheets as of December 31, 2023 and 2022:

		At December 31,
Leases	Balance Sheet Location	2023	2022
		(In millions)
Assets
Operating lease assets	Operating lease assets	$349.4	$240.5
Finance lease assets	Property, plant, and equipment, net(a)	25.7	26.5
Total lease assets		$375.1	$267.0
Liabilities
Current
Operating	Current portion of operating lease liabilities	$30.5	$25.2
Finance	Other accrued liabilities	6.8	7.1
Noncurrent
Operating	Noncurrent operating lease liabilities	336.8	215.1
Finance	Other noncurrent liabilities	10.6	12.0
Total lease liabilities		$384.7	$259.4

(a)
Finance lease assets are recorded net of accumulated amortization of $16.5 million and $12.5 million as of December 31, 2023 and 2022, respectively.

The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2023	2022	2021
			(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$43.6	$36.8	$30.5
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	5.0	4.5	5.4
Interest on lease liabilities	Interest and other expense on debt	0.8	0.8	1.0
Variable lease expense	Warehousing, delivery, selling, general, and administrative	3.4	2.6	2.8
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	2.4	2.8	2.7
Total lease expense		$55.2	$47.5	$42.4

The following table presents the maturity analysis of lease liabilities at December 31, 2023:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2024	$41.0	$7.1
2025	41.0	5.0
2026	38.5	3.5
2027	37.6	1.8
2028	36.1	1.4
After 2028	271.7	0.7
Total lease payments	465.9	19.5
Less: Interest(b)	(101.2)	(2.1)
Present value of lease liabilities(c)	$364.7	$17.4

(a)
There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and there were no legally binding lease payments for leases signed but not yet commenced.
(b)
Calculated using the discount rate for each lease.
(c)
Includes the current portion of $30.5 million for operating leases and $6.8 million for finance leases. The operating lease payments are net of $2.6 million of prepayments, which are recorded within the Operating Lease Asset line of the Consolidated Balance Sheet.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2023 and 2022:

	At December 31,
Lease Term and Discount Rate	2023	2022

Weighted-average remaining lease term (years)
Operating leases	12.5	11.7
Finance leases	3.3	3.2
Weighted-average discount rate
Operating leases	3.8%	3.6%
Finance leases	6.0%	3.5%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2023, 2022, and 2021 is summarized below:

	Year Ended December 31,
Other Information	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40.5	$34.3	$29.7
Operating cash flows from finance leases	0.8	0.8	1.0
Financing cash flows from finance leases	7.1	9.2	10.5
Assets obtained in exchange for lease obligations:
Operating leases	138.8	61.6	129.6
Finance leases	5.3	3.9	15.8

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2023 and 2022:

		At December 31, 2023			At December 31, 2022
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.6	$97.3	$(52.2)	45.1	$73.6	$(47.9)	$25.7
Developed technology / product know-how	9.4	4.8	(3.9)	0.9	4.8	(3.6)	1.2
Non-compete agreements	4.8	0.1	(0.1)	—	0.2	(0.1)	0.1
Trademarks	13.6	55.3	(27.6)	27.7	47.6	(23.7)	23.9
Total definite-lived intangible assets		$157.5	$(83.8)	$73.7	$126.2	$(75.3)	$50.9

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 was $8.5 million, $7.2 million, and $6.7 million, respectively. Refer to Note 2: Acquisitions for further information on intangible balances added related to the 2023 acquisitions.

Estimated amortization expense related to intangible assets at December 31, 2023, for each of the years in the five year period ending December 31, 2028 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2024	9.5
For the year ended December 31, 2025	9.2
For the year ended December 31, 2026	9.2
For the year ended December 31, 2027	8.5
For the year ended December 31, 2028	6.7
For the years ended thereafter	30.6

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2022	$132.4	$(8.3)	$124.1
Acquisitions	5.1	—	5.1
Balance at December 31, 2022	$137.5	$(8.3)	$129.2
Acquisitions	28.6	—	28.6
Balance at December 31, 2023	$166.1	$(8.3)	$157.8

In 2023, the Company recognized $26.3 million of goodwill within the U.S. reporting unit related to the 2023 Acquisitions, see Note 2: Acquisitions for further information. The Company also recognized $2.3 million related to purchase accounting adjustments on certain 2022 Acquisitions. There was no additional goodwill recognized in 2023 related to the Canada Reporting unit. Of the $28.6 million of goodwill recognized in 2023, $12.5 million is not deductible for income tax purposes and the remaining $16.1 million is fully deductible for income tax purposes.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2023.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2023 and 2022:

	At December 31,
	2023	2022
	(In millions)
Ryerson Credit Facility	$433.0	$365.0
Foreign debt	6.0	4.0
Other debt	2.2	4.0
Unamortized debt issuance costs and discounts	(4.7)	(6.0)
Total debt	436.5	367.0
Less:
Short-term foreign debt	6.0	4.0
Other short-term debt	2.2	1.8
Total long-term debt	$428.3	$361.2

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2024	$8.2
For the year ended December 31, 2025	—
For the year ended December 31, 2026	—
For the year ended December 31, 2027	433.0
For the year ended December 31, 2028	—
For the years ended thereafter	—

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

At December 31, 2023, Ryerson had $433.0 million of outstanding borrowings, $10 million of letters of credit issued, and $560 million available under the Ryerson Credit Facility compared to $365.0 million of outstanding borrowings, $16 million of letters of credit issued, and $826 million available at December 31, 2022. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (B) a Term SOFR rate or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and the Term SOFR rate plus 1.00%), (B) a Term SOFR rate (for loans denominated in Dollars), or (C) the Canadian Dollar Offered Rate (“CDOR”) (for loans denominated in Canadian Dollars). The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR and CDOR rates is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread with respect to the FILO Facility, if any, will be determined at the time the commitments under the Ryerson Credit Facility are converted into such FILO Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility was 6.6% and 5.6% at December 31, 2023 and December 31, 2022, respectively.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The Company completed $200 million worth of repurchased and redemptions prior to 2022 and the remaining $300 million was repurchased and redeemed in 2022, bringing the balance to zero as of December 31, 2022.

During the fourth quarter of 2020, JT Ryerson completed a partial redemption of $50 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. On July 9, 2021, JT Ryerson completed a partial redemption of $100 million of aggregate principal amount of the 2028 Notes at a redemption price in cash of 104.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Further, on July 23, 2021, JT Ryerson completed a partial redemption of $50 million aggregate principal amount of the 2028 Notes at a redemption price in cash of 103.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. The total 2021 redemptions resulted in the recognition of a $5.5 million loss within the Consolidated Statement of Operations.

During 2022, the company repurchased, redeemed, and retired the remaining 2028 Notes principal amount of $300.0 million. The total paid to repurchase the 2028 Notes during 2022 was $319.2 million. The second quarter 2022 repurchases included a completed tender offer in which $132.2 million of the 2028 Notes were tendered for $140.8 million. Including $2.1 million of debt issuance costs written off as part of the transaction, the total loss related to the tender offer was $10.7 million. In the third quarter of 2022, the Company redeemed $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, resulting in the recognition of $1.5 million loss. The total 2022 repurchases resulted in the recognition of a $21.3 million loss within other income and (expense) on the Consolidated Statement of Operations. Additional debt issuance costs of $2.6 million related to non-tender repurchases were written off and recognized within interest expense.

Foreign Debt

At December 31, 2023, Ryerson China’s total foreign borrowings were $5.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had additional $0.6 million debt related to letter of credit drawdowns that incur service charges (an initiation fee ranging between 0.15% and 0.30% and a redemption fee ranging from zero and 0.13% per month), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2022, Ryerson China’s total foreign borrowings were $4.0 million, which were owed to banks in Asia at a weighted average interest rate of 3.6% per annum and secured by inventory and property, plant, and equipment.

Availability under Ryerson China’s credit facility was $42 million and $44 million at December 31, 2023 and 2022, respectively. Letters of credit issued by our foreign subsidiaries totaled $1 million and $4 million at December 31, 2023 and 2022, respectively.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2023, 2022, and 2021, expense recognized for the defined contribution plans was $10.5 million, $9.4 million, and $8.9 million, respectively.

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

Central Steel and Wire Company (“CSW”), a subsidiary of JT Ryerson, also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $2.5 million in lump sums and annuity purchases during 2023, $2.6 million in 2022, and $7.5 million in 2021. Because the payout was less than the fiscal year service cost plus interest, settlement accounting was not reflected for the years ended 2022 or 2023. Conversely, because the payouts were more than the fiscal year service cost plus interest in 2021, settlement accounting was reflected at year end resulting in a settlement loss of $0.4 million. The payouts in 2023, 2022, and 2021 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

Due to the in progress closure of CSW's headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the future service years of employees is expected due to headcount reductions between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. Since the curtailment accounting is resulting in a net gain, the gain is required to be reflected in the periods as they are realized, resulting in a curtailment gain of $0.5 million recognized in the fourth quarter of 2023 for those terminated during that period. An additional curtailment gain is expected in the first quarter of 2024 as the remaining headcount reductions occur. See Note 20: Subsequent Events for details of pension related activity occurring after December 31, 2023.

The Company’s U.S. other postretirement benefit plans include the Ryerson Postretirement Welfare Plans (“Ryerson OPEB”) and Central Steel and Wire Postretirement Medical Plan (“CSW OPEB”).

Related to the CSW move to University Park discussed above, curtailment accounting has also been applied for the CSW OPEB plan, The curtailment gain recognized in the fourth quarter of 2023 is $0.3 million, with an additional gain expected to be recognized in the first quarter of 2024.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $11.2 million and $11.4 million at December 31, 2023 and 2022, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had an additional measurement date of September 30, 2021 due to the annuitization transaction described above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the pension benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	January 1 to September 30, 2021
Discount rate for calculating obligations	5.05%	5.28%	2.84%	2.80%
Discount rate for calculating service cost	5.30	2.97	2.95	2.61
Discount rate for calculating interest cost	5.20	2.28	2.08	1.72
Expected rate of return on plan assets	6.05	4.85	4.35	5.05
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00

Central Steel and Wire Retirement Plan	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Discount rate for calculating obligations	5.24%	5.45%	3.27%
Discount rate for calculating service cost	5.48	3.33	3.20
Discount rate for calculating interest cost	5.40	3.10	2.76
Expected rate of return on plan assets	3.80	1.80	2.05
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The expected rate of return on plan assets is 5.95% for RPP and 3.85% for CSWPP for 2024.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Discount rate for calculating obligations	5.06%	5.29%	2.84%
Discount rate for calculating service cost	5.34	3.08	2.80
Discount rate for calculating interest cost	5.21	2.22	1.68
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Discount rate for calculating obligations	5.05%	5.26%	2.79%
Discount rate for calculating service cost	5.31	3.00	2.68
Discount rate for calculating interest cost	5.21	2.16	1.67

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	4.64%	4.64%	5.17%	5.17%	2.85%	2.85%
Discount rate for calculating net periodic benefit cost	5.17	5.17	2.85	2.85	2.32	2.34
Expected rate of return on plan assets	6.00	4.25	4.25	2.25	4.25	1.75
Rate of compensation increase	3.00	N/A	3.00	3.00	3.00	3.00

The expected rate of return on Canadian plan assets for 2024 is 5.25% for the Ryerson Salaried Plan (approximately 80% of total Canadian plan assets) and 4.00% for the Ryerson Bargaining Unit Plan (approximately 20% of total Canadian plan assets).

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate for calculating obligations	4.63%	5.16%	2.75%
Discount rate for calculating net periodic benefit cost	5.16	2.75	2.19
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$326.3	$429.6	$38.4	$59.3
Service cost	1.7	2.8	0.2	0.4
Interest cost	16.2	9.8	1.9	1.3
Actuarial (gain) loss	6.1	(88.4)	(2.7)	(18.6)
Effect of changes in exchange rates	0.8	(2.4)	0.1	(0.6)
Contractual and company restructuring	0.1	0.2	—	—
Curtailment gain	(0.5)	—	(0.3)	—
Benefits paid (net of participant contributions and subsidies)	(26.5)	(25.3)	(2.0)	(3.4)
Medicare Part D retiree drug subsidy	—	—	0.1	—
Benefit obligation at end of year	$324.2	$326.3	$35.7	$38.4
Accumulated benefit obligation at end of year	$318.6	$320.6	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$253.3	$333.8	$—	$—
Actual return on plan assets	23.9	(59.5)	—	—
Employer contributions	8.8	6.8	2.0	3.4
Effect of changes in exchange rates	0.8	(2.5)	—	—
Benefits paid (net of participant contributions and refunds)	(26.5)	(25.3)	(2.0)	(3.4)
Plan assets at fair value at end of year	$260.3	$253.3	$—	$—
Reconciliation of Amount Recognized
Funded status	$(63.9)	$(73.0)	$(35.7)	$(38.4)
Amounts recognized in balance sheet consist of:
Non-current assets	$1.8	$1.1	$—	$—
Current liabilities	—	—	(3.0)	(3.8)
Non-current liabilities	(65.7)	(74.1)	(32.7)	(34.6)
Net benefit liability at the end of the year	$(63.9)	$(73.0)	$(35.7)	$(38.4)

Canadian benefit obligations represented $34.1 million and $32.8 million of the Company’s total Pension Benefits obligations at December 31, 2023 and 2022, respectively. Canadian plan assets represented $35.9 million and $34.0 million of the Company’s total plan assets at fair value at December 31, 2023 and 2022, respectively. In addition, Canadian benefit obligations represented $5.7 million of the Company’s total Other Benefits obligation at December 31, 2023 and 2022.

The pension benefit obligations recorded as of December 31, 2023 and 2022 were impacted by changes in assumptions. During the year ended December 31, 2023 the pension benefit obligation increased by $7.6 million due to a decrease in the discount rate and decreased by $2.5 million due to updated mortality tables. During the year ended December 31, 2022 the pension benefit obligation decreased by $89.3 million due to an increase in the discount rate and increased by $6.3 million due to updated demographic information for the participants in the plan.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$143.6	$149.0	$(49.2)	$(54.7)
Net loss (gain)	$143.6	$149.0	$(49.2)	$(54.7)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2023 and 2022 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial gain	$(1.8)	$(15.4)	$(3.0)	$(18.4)
Amortization of net actuarial loss (gain)	(4.3)	(8.0)	8.3	5.8
Amortization of prior service cost	—	—	—	0.1
Curtailment charge	0.5	—	0.3	—
Net gain (loss)	$(5.6)	$(23.4)	$5.6	$(12.5)

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2023, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.1 percent, grading down to 4.5 percent in 2032, the level at which it is expected to remain. The rate for participants over 65 was 7.5 percent grading down to 4.5 percent in 2032. For measurement purposes for U.S. plans at December 31, 2022, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.3 percent, grading down to 4.5 percent in 2031, the level at which it is expected to remain. The rate for participants over 65 was 7.8 percent grading down to 4.5 percent in 2031.

For benefit obligation measurement purposes for Canadian plans, at both December 31, 2023 and December 31, 2022, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 percent in 2040, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.7	$2.8	$3.5	$0.2	$0.4	$0.5
Interest cost	16.2	9.8	11.1	1.9	1.3	1.1
Expected return on assets	(16.4)	(13.3)	(20.7)	—	—	—
Recognized actuarial loss (gain)	4.3	8.0	14.0	(8.3)	(5.9)	(6.0)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.5)
Contractual termination benefits expense	0.1	—	—	—	—	—
Settlement expense	—	—	98.7	—	—	—
Curtailment gain	(0.5)	—	—	(0.3)	—	—
Net periodic benefit cost (credit)	$5.4	$7.3	$106.6	$(6.5)	$(4.3)	$(4.9)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for pre-65 and post-65 participants was 7.3 percent and 7.8 percent, respectively, grading down to 4.5 percent in 2031, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 percent in 2040, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 3.85% to 5.95% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust asset allocations at December 31, 2023 and 2022, by asset category were as follows:

	Trust Assets at December 31,
	2023	2022
Equity securities	31%	30%
Debt securities	54	51
Real Estate	8	12
Other	7	7
Total	100%	100%

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

The approved weighted-average target ranges and allocations as of the December 31, 2023 measurement date were as follows:

	Range	Target
Equity securities	0-39%	30%
Debt securities	50-100	57
Real estate	0-11	9
Other	0-6	4
Total		100%

Fair Value Measurements

To increase consistency and comparability in fair value measurements, FASB ASC 820 "Fair Value Measurement" ("ASC 820") establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The fair value of our pension plan assets at December 31, 2023 by asset category are as follows:

	Fair Value Measurements at December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$8.4	$8.4	$—	$—
Equity securities:
US large cap	26.5	—	26.5	—
US small/mid cap	4.9	—	4.9	—
International companies	19.0	—	19.0	—
Global companies	29.4	—	29.4	—
Fixed income securities:
Investment grade debt	134.8	—	134.8	—
Non investment grade debt	1.7	—	1.7	—
Real estate	1.1	—	1.1	—
Investments valued at net asset value	34.5	—	—	—
Total	$260.3	$8.4	$217.4	$—

The fair value of our pension plan assets at December 31, 2022 by asset category are as follows:

	Fair Value Measurements at December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.2	$6.2	$—	$—
Equity securities:
US large cap	24.3	—	24.3	—
US small/mid cap	4.2	—	4.2	—
International companies	17.9	—	17.9	—
Global companies	30.9	—	30.9	—
Fixed income securities:
Investment grade debt	129.3	—	129.3	—
Non investment grade debt	1.2	—	1.2	—
Real estate	0.6	—	0.6	—
Investments valued at net asset value	38.7	—	—	—
Total	$253.3	$6.2	$208.4	$—

The pension assets classified as Level 2 investments in 2023 and 2022 were part of common collective trust investments.

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

Contributions

The Company contributed $8.8 million, $6.8 million, and $23.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $11.0 million in 2024.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2024	$33	$3
2025	27	3
2026	27	3
2027	27	3
2028	27	3
2029-2033	126	14

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 26 employees at 3 locations. Total contributions to the plans were $0.2 million, $0.3 million, and $0.4 million for the years ended 2023, 2022, and 2021, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.4 million as of both December 31, 2023 and 2022. The Company’s participation in these plans is not material to our financial statements.
Note 11: Stock-Based Compensation

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including RSUs and PSUs, to certain employees. At December 31, 2023, an aggregate of 2,152,464 shares were authorized for future grant. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock. In the third quarter of 2023, we began quarterly share grants that vest immediately to our Board of Directors as part of their compensation, resulting in 900 shares of common stock being issued during the year ended December 31, 2023.

Compensation expense for stock options, RSUs, and PSUs is recognized ratably over the service period of the award and reflects forfeitures as they occur. Compensation expense for RSUs and PSUs is based on the market price of the shares underlying the awards on the grant date, and further for PSUs, reflects the estimated level of performance condition attainment.

Compensation expense and total recognized tax benefit related to stock options, RSUs, and PSUs are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Stock-based compensation expense, pre-tax	$13.8	$9.1	$5.5
Tax benefit recognized in earnings	(3.1)	(2.4)	(1.3)

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

The fair value of options is estimated based on a Monte Carlo simulation. The Monte Carlo simulation considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. No stock options were granted in 2022 or 2023. The fair value of the stock options granted in 2021 is between $0.92 and $10.50 per share, differing at each vesting tranche.

The assumptions used in the Monte Carlo simulation were as follows:

2021
Risk-free rate	1.73%
Expected volatility	73.9%
Dividend yield	—
Exercise multiple	2.8x

Stock option activity under the plan is as follows:

	Option Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	123.7	$16.50
Exercised	(1.2)	16.50
Terminated	(1.8)	16.50
Outstanding at December 31, 2023	120.7	$16.50	7.25	$2.2
Vested and Exercisable at December 31, 2023	35.0	$16.50	7.25	$0.6

In 2023, 2022, and 2021, we granted 213,775, 199,853, and 168,700 RSUs, and 293,150, 276,850, and 251,150 PSUs, respectively, to certain employees. Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving performance conditions. Each tranche vests annually on March 31, following the date of grant. RSUs and PSUs are measured based on the fair value of the underlying stock on the grant date. The statutory tax on the value of common stock shares issued to employees upon vesting is either paid through the sale of registered shares of our common stock or funded with cash.

The fair value of the 2023, 2022, and 2021 RSUs and PSUs granted was $36.38, $35.02, and $17.04 per share, respectively, determined by the closing price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2023 and changes during the year then ended is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value (in millions)
Restricted Stock Units
Unvested at January 1, 2023	358	$25.12
Granted (1)	214	36.19
Vested	(173)	20.30
Forfeited	(5)	31.80
Unvested at December 31, 2023	394	$33.15	$13.7

Performance Stock Units
Unvested at January 1, 2023	740	$20.31
Granted	293	36.38
Vested	(217)	5.32
Forfeited	(6)	29.64
Unvested at December 31, 2023	810	$30.06	$28.1

(1) The RSU shares granted line includes dividend shares declared after the grant date that will vest with their respective RSU tranche.

The total fair value of RSUs and PSUs vested during 2023, 2022, and 2021 was $14.2 million, $13.0 million, and $6.1 million, respectively.

As of December 31, 2023, unrecognized compensation cost related to unvested RSUs, PSUs, and stock options was $5.3 million, $.12.3 million, and $0.2 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.4 years for RSUs, 1.9 years for PSUs, and 1.3 years for stock options.

In 2023, 2022, and 2021, we made payments of $3.2 million, $2.7 million, and zero, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. Withholding related to this remittance is reflected in the stock-based compensation expense, net caption of our consolidated statements of stockholders' equity.

Note 12: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers, the Company entered into certain fixed price noncancellable contractual obligations. At December 31, 2023, these purchase obligations aggregated to $20.4 million due in 2024.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, and long-term debt. In the case of cash, accounts receivable, accounts payable, and long-term debt, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The underlying borrowings on the Ryerson Credit Facility are typically for terms of 30 to 60 days. The derivative instruments are marked to market each period, see Note 14: Derivatives and Fair Value Measurements.

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

Approximately 8% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in 2024, which cover 3% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). In 2017, the EPA issued its Record of Decision (“ROD”) for the site, which provides for a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. A final allocation of costs of remediation among the various PRPs is not anticipated until 2025. All dates included herein are subject to change.

There are sixteen project areas identified within the PHS Site; JT Ryerson’s identification as a PRP relates to its past operations within two of those project areas: (1) the “Burgard Way” site, which is a subset of the River Mile 3.5 East (“RM3.5E”) Project Area and (2) the “Basin Avenue” site, which is a subset of the Swan Island Basin Project Area.

One hundred percent of the PHS Site is currently in the active remedial design phase, with plans being developed by various members of the Portland Harbor Participation and Common Interest Group (“PCI Group”). Neither the EPA nor any other party has asked JT Ryerson to participate in the remedial design phase. Schnitzer Steel is developing the remedial design plan for the RM3.5E area. Schnitzer Steel has indicated that JT Ryerson was not a significant contributor of any contaminants of concern. In its advocacy briefing filed in late 2023, Schnitzer proposed that JT Ryerson be allocated 1.31% of the costs related to the RM3.5E Project Area; however, none of the other four parties that filed advocacy briefs for the area proposed any allocation to JT Ryerson. No party has proposed any allocation to JT Ryerson for the Swan Island Basin Project Area. At present, remedial action for the project areas potentially involving JT Ryerson is anticipated to begin in 2033 or 2034.

The Allocation Team of the PCI Group will prepare a proposed Joint Preliminary Allocation Report (“JPAR”) relating to the allocation of costs among the PRPs. The current timeline projects that the final JPAR should be issued by the end of 2024, at which point a six-month mediation period will commence. All PRPs, including JT Ryerson, are expected to participate in this mediation process, during which the PRPs will attempt to agree on a final cost allocation.

The EPA has set forth its desire for a single overarching consent decree to be negotiated and signed by all settling parties over the next two to three years. This decree would include implementation of the various proposed remedial design plans, sequencing, and payment of costs for all work to be done at the site, and site-wide covenants not to sue. The EPA has also indicated that it anticipates that Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans, will be issued to PRPs prior to the finalization of the consent decree; however, there is currently no set timeline for the decree or SNLs.

The EPA has stated that it is willing to consider de minimis settlements, which JT Ryerson is trying to pursue; however, the EPA has stated that it does not intend to begin those considerations until after the remedial design work is completed and the SNLs are issued. It has met with selected parties that we believe to be larger targets.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2023 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 13: Segment Information

We have one operating and reportable segment, metals service centers.

The Company derives substantially all of its sales from the distribution of metals. See Note 16: Revenue Recognition for the Company’s percentage of sales by major product line.

No customer, including their subcontractors, accounted for more than 8 percent of Company sales for the years ended December 31, 2023, 2022, and 2021. The top ten customers accounted for less than 16 percent of our sales for the years ended December 31, 2023, 2022, and 2021. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the U.S. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated or where the assets are held:

	Year Ended December 31,
Sales	2023		2022		2021
	(Dollars in millions)
United States	$4,642.3	91%	$5,765.0	91%	$5,123.7	90%
Foreign countries	466.4	9%	558.6	9%	551.6	10%
Total	$5,108.7	100%	$6,323.6	100%	$5,675.3	100%

	At December 31,
Long-Lived Assets	2023		2022		2021
	(Dollars in millions)
United States	$890.9	95%	$657.7	94%	$557.8	93%
Foreign countries	48.1	5%	41.2	6%	41.6	7%
Total	$939.0	100%	$698.9	100%	$599.4	100%

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

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated our $100 million forward agreement, therefore, no interest rate swaps remained outstanding as of December 31, 2023 or December 31, 2022. Upon entering into these swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

In the fourth quarter of 2020, in connection with the redemption options under the 2028 Notes, the Company recorded an embedded derivative in other current assets on its Consolidated Balance Sheet, with changes in value recorded within other income and (expense), net within the Consolidated Statements of Operations. When the 2028 Notes were fully redeemed and repurchased in 2022, the embedded derivative value was adjusted to zero.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of December 31, 2023 and 2022. As of December 31, 2023, and 2022, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Consolidated Balance Sheets offset to a net asset of $7.9 million as of December 31, 2023, and a net liability of $3.5 million as of December 31, 2022, when incorporating the effects of master netting arrangements.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$12.7	$8.5	Other accrued liabilities	$4.8	$12.1
Diesel fuel commodity contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Total derivatives		$12.7	$8.6		$4.8	$12.1

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2023 and 2022:

	Notional Amount
Derivative Instruments	At December 31, 2023	At December 31, 2022	Unit of Measurement
Hot roll coil swap contracts	64,819	40,036	Tons
Aluminum swap contracts	20,319	21,116	Tons
Nickel swap contracts	1,375	1,525	Tons
Diesel fuel swap contracts	—	70,000	Gallons
Foreign currency exchange contracts	1.6 million	2.3 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives			Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,			Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2023	2022	2021	2023	2022	2021
		(In millions)
Metal commodity contracts	Cost of materials sold	$10.7	$(6.5)	$(47.3)	$—	$—	$—
Diesel fuel commodity contracts	Warehousing, delivery, selling, general, and administrative	—	1.2	—	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	—	(0.2)	(2.1)	—	—	—
Foreign exchange contracts	Other income and (expense), net	—	—	0.2	—	—	—
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	—	0.8	0.1	—	(1.9)	$(2.1)
Total		$10.7	$(4.7)	$(49.1)	$—	$(1.9)	$(2.1)

Fair Value Measurements

ite

The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, and diesel fuel prices for varying time periods. The fair value of hot roll coil, nickel, aluminum, and diesel fuel derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, diesel fuel, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity, diesel fuel, and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, these derivatives balances are classified as Level 2 within the fair value hierarchy. See Note 10: Employee Benefits for the definitions of Level 1, 2, and 3 fair value measurements.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 60 days. See the Consolidated Balance Sheets for the December 31, 2023 and December 31, 2022 values of these assets and liabilities.

Note 15: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and December 31, 2022:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities	Interest Rate Swap
	(In millions)
Balance at January 1, 2022	$(49.1)	$(114.5)	$(1.5)
Other comprehensive income (loss) before reclassifications	(7.8)	25.4	—
Amounts reclassified from accumulated other comprehensive income	—	1.6	1.5
Net current-period other comprehensive income (loss)	(7.8)	27.0	1.5
Balance at December 31, 2022	$(56.9)	$(87.5)	$—
Other comprehensive income before reclassifications	4.7	3.2	—
Amounts reclassified from accumulated other comprehensive loss	—	(3.5)	—
Net current-period other comprehensive income (loss)	4.7	(0.3)	—
Balance at December 31, 2023	$(52.2)	$(87.8)	$—

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and December 31, 2022:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For theYear Ended December 31, 2023
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(3.9)	Other income and (expense), net
Curtailment	(0.8)	Other income and (expense), net
Total before tax	(4.7)
Tax provision	1.2
Net of tax	$(3.5)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For theYear Ended December 31, 2022
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$2.3	Other income and (expense), net
Prior service credit	(0.1)	Other income and (expense), net
Total before tax	2.2
Tax benefit	(0.6)
Net of tax	$1.6
Interest rate swap
Realized swap interest (subsequent to de-designation)	$1.9	Interest and other expense on debt
Tax benefit	(0.4)
Net of tax	$1.5

Note 16: Revenue Recognition

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was a net contract liability of $0.1 million at December 31, 2023 and zero at December 31, 2022.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2023	2022	2021
Product Line	(Percentage of Sales)
Carbon Steel Flat	26%	30%	31%
Carbon Steel Plate	11	10	10
Carbon Steel Long	14	13	13
Stainless Steel Flat	15	17	18
Stainless Steel Plate	5	4	5
Stainless Steel Long	5	5	4
Aluminum Flat	15	13	12
Aluminum Plate	3	2	2
Aluminum Long	4	4	4
Other	2	2	1
Total	100%	100%	100%

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

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2023	2022	2021
Revenue on products with an alternative use	87%	89%	90%
Revenue on products with no alternative use	13	11	10
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheets, from contracts with customers were $469.4 million and $517.7 million as of December 31, 2023 and December 31, 2022, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, customer prepayments, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Consolidated Balance Sheets. Contract assets amounted to $18.8 million and $20.4 million at December 31, 2023 and December 31, 2022, respectively. Contract liabilities amounted to $16.1 million and $16.3 million at December 31, 2023 and December 31, 2022, respectively. Contract liabilities satisfied during the period amounted $3.6 million for the year-ended December 31, 2023.

Note 17: Provision for Credit Losses

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

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	Changes in Provision for Expected Credit Losses
	2023	2022
	(In millions)
Beginning Balance	$3.2	$2.2
Current period provision	1.2	1.7
Write-offs charged against allowance	(2.8)	(1.2)
Recoveries against allowance	0.3	0.5
Translation	(0.2)	––
Ending Balance	$1.7	$3.2

Note 18: Income Taxes

The elements of the provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income before income tax:
U.S.	$172.0	$476.5	$323.0
Foreign	21.7	46.4	66.1
	$193.7	$522.9	$389.1
Current income tax provision:
Federal	$19.8	$94.0	$64.3
Foreign	3.9	12.0	16.5
State	6.8	18.0	12.3
	30.5	124.0	93.1
Deferred income tax provision	16.8	7.4	0.6
Total income tax provision	$47.3	$131.4	$93.7

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Federal income tax expense computed at statutory tax rate of 21%	$40.7	$109.8	$81.7
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	4.7	17.3	11.7
Non-deductible expenses and non-taxable income	3.0	1.3	1.2
Foreign rate differences	1.2	2.4	3.4
Valuation allowance changes, net	—	—	(1.6)
Changes in uncertain tax positions	1.1	(0.1)	(0.8)
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	—	1.9	0.4
U.S. federal tax credits	(1.7)	—	—
All other, net	(1.7)	(1.2)	(2.3)
Total income tax provision	$47.3	$131.4	$93.7

The U.S. Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur. For the year ended December 31, 2023, we have not included any tax expense related to GILTI.

On August 16, 2022 the U.S. government enacted the Inflation Reduction Act (“IRA”). The IRA includes, among other provisions, a 1 percent excise tax on share repurchases as well as a 15 percent corporate alternative minimum tax (“CAMT”) on corporations with “adjusted financial statement income” in excess of $1 billion for any 3-year period ending with 2022 or later. Currently, we do not meet the requirements for CAMT and do not expect any excise tax that may be due on future stock repurchases to have a material adverse impact to our financial statements. As of December 31, 2023, the Company has accrued $1.0 million for excise tax payable on stock repurchases. Both provisions of the IRA are effective for periods after December 31, 2022.

Certain amounts as of December 31, 2022 in the table below have been adjusted to include the presentation of gross deferred tax assets and liabilities associated with the operating lease assets and operating lease liabilities. The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Post-retirement benefits other than pensions	$9	$10
State, local, and foreign net operating loss carryforwards	7	7
Pension liability	17	20
Operating lease liability	93	61
Other deductible temporary differences	22	24
Less: valuation allowances	(4)	(5)
	$144	$117
Deferred tax liabilities:
Fixed asset basis difference	$86	$61
Inventory basis difference	99	99
Operating lease asset	88	61
Other intangibles	7	10
	280	231
Net deferred tax liability	$(136)	$(114)

The Company will maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The Company’s deferred tax assets include $6.7 million related to state NOL carryforwards which expire generally in 1 to 20 years, and $0.4 million related to foreign NOL carryforwards, which do not expire, available at December 31, 2023.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2023, the Company had approximately $128 million of undistributed foreign earnings, predominately in Canada and China. As a result of the US Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings are deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2021	$2.5
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.8)
Unrecognized tax benefits balance at December 31, 2021	$1.7
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.1)
Unrecognized tax benefits balance at December 31, 2022	$1.6
Gross increases – tax positions in current periods	1.3
Settlements and closing of statute of limitations	(0.2)
Unrecognized tax benefits balance at December 31, 2023	$2.7

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for all years through 2019, noting that the utilization of net operating losses from prior years could be subject to review. Substantially all state and local income tax matters have been concluded through 2017, except where statutes of limitations have been extended. The Company has substantially concluded foreign income tax matters through 2014 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.0 million and $0.5 million of accrued interest related to uncertain tax positions at December 31, 2023 and 2022, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.7 million and $1.1 million as of December 31, 2023 and 2022, respectively.

Note 19: Earnings Per Share

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded were zero, 98,548, and 31,697, for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended December 31,
Basic and diluted earnings per share	2023	2022	2021
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$145.7	$391.0	$294.3
Denominator:
Weighted average shares outstanding	34,961	37,555	38,362
Dilutive effect of stock-based awards	606	727	547
Weighted average shares outstanding adjusted for dilutive securities	35,567	38,282	38,909

Earnings per share
Basic	$4.17	$10.41	$7.67
Diluted	$4.10	$10.21	$7.56

Note 20: Subsequent Events

Bargaining Unit Pension Plan Termination. In the first quarter of 2024, the Ryerson Canada Bargaining Unit Pension Plan made $1.2 million of lump sum payments to plan participants and purchased $5.0 million of annuities on behalf of plan participants. The lump sum payments and annuity purchases consisted of all of the existing liabilities of the Ryerson Canada Bargaining Unit

Pension Plan, resulting in the termination of the plan. The Ryerson Canada Bargaining Unit Pension Plan was fully funded as of the termination date, and as such, all lump sum payments and annuity purchases were funded with pension plan assets. As a result, the Company recorded a $2.2 million settlement loss in the first quarter of 2024.

Dividends. On February 21, 2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on March 21, 2024 to stockholders of record as of March 7, 2024. Future quarterly dividends, if any, will be subject to Board approval.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$3.2	$1.2	$(2.7)	(A)	$1.7
Valuation allowance—deferred tax assets	5.0	—	(1.0)	(B)	4.0
Year Ended December 31, 2022
Allowance for doubtful accounts	$2.2	$1.7	$(0.7)	(A)	$3.2
Valuation allowance—deferred tax assets	5.0	—	—		5.0
Year Ended December 31, 2021
Allowance for doubtful accounts	$1.7	$1.4	$(0.9)	(A)	$2.2
Valuation allowance—deferred tax assets	6.6	—	(1.6)	(C)	5.0

NOTES:

(A)
Bad debts written off of $2.8 million, $1.2 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(B)
Adjustment to foreign tax credits and corresponding valuation allowance.
(C)
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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2023 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2023.

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

We have an insider trading policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, and by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and New York Stock Exchange listing standards. The insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2023, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 21, 2024, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 21, 2024, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2023, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
	(1)	(2)	(3)

Equity compensation plans approved by security holders	1,324,572	$16.50	2,152,464
Equity compensation plans not approved by security holders	—	$—	—
Total	1,324,572	$16.50	2,152,464

(1)
Includes (i) 810,050 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, (ii) 393,772 shares of our common stock, including earned dividend equivalent rights, subject to restricted stock units, which vest depending on continued employment or service, and (iii) 120,750 shares of our common stock subject to stock options, which vest over a four-year period depending on continued employment or service and the level of attainment of certain stock market metrics, with a fifth year catch up that allows for vesting if any of the four individual vesting tranche conditions are not met.
(2)
Once vested, each stock option can be exercised at a price of $16.50 in exchange for one share of the Company’s common stock.
(3)
All the shares of common stock that remain available for future issuance as of December 31, 2023, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2023, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

		S-1/A-15	333-164484	May 6, 2013

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

10.1	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.2	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.3	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.4	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.6	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.7	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.8	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.9	Employment Agreement, dated January 3, 2005, between Ryerson Tull, Inc. and Michael Burbach, as amended.	10-Q	001-34735	May 7, 2015

10.10	Directors Compensation Summary Sheet.				X

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

		8-K	001-34735	June 29, 2022

10.20	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.	10-K	001-34735	February 24, 2021
10.21	Ryerson Holding Corporation Stock Option Grant Notice	10-Q	001-34735	May 5, 2021

10.22	Form of retention bonus agreement for Edward J. Lehner, President and Chief Executive Officer and Director of the Company				X

19.1	Ryerson Holding Corporation Insider Trading Policy				X

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X

32.2

Written Statement of James J. Claussen, Executive Vice President & Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

X

97.1	Ryerson Holding Corporation Clawback Policy	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer), Director	February 21, 2024
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	February 21, 2024
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 21, 2024
Court D. Carruthers

/s/ Eva M. Kalawski	Director	February 21, 2024
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	February 21, 2024
Jacob Kotzubei

/s/ Stephen P. Larson	Director	February 21, 2024
Stephen P. Larson

/s/ Philip E. Norment	Director	February 21, 2024
Philip E. Norment

/s/ Mary Ann Sigler	Director	February 21, 2024
Mary Ann Sigler