Form 10-Q
period 2024-03-31
Ryerson Holding Corp
filed 2024-04-30
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

As of April 26, 2024, there were 34,335,759 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$1,239.2	$1,406.1
Cost of materials sold	1,021.6	1,141.9
Gross profit	217.6	264.2
Warehousing, delivery, selling, general, and administrative	216.8	194.2
Operating profit	0.8	70.0
Other income and (expense), net	(0.2)	(0.1)
Interest and other expense on debt	(10.1)	(7.6)
Income (loss) before income taxes	(9.5)	62.3
Provision (benefit) for income taxes	(2.1)	14.8
Net income (loss)	(7.4)	47.5
Less: Net income attributable to noncontrolling interest	0.2	0.2
Net income (loss) attributable to Ryerson Holding Corporation	$(7.6)	$47.3
Comprehensive income (loss)	$(9.7)	$48.2
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(9.8)	$48.1
Basic earnings (loss) per share	$(0.22)	$1.30
Diluted earnings (loss) per share	$(0.22)	$1.27

Dividends declared per share	$0.1875	$0.1700

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income (loss)	$(7.4)	$47.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17.4	13.7
Stock-based compensation	3.3	2.5
Deferred income taxes	1.4	4.5
Provision for allowances, claims, and doubtful accounts	2.3	1.6
Pension and other postretirement benefits curtailment gain	(0.3)	—
Pension settlement charge	1.7	—
Non-cash gain from derivatives	(0.8)	(6.4)
Other items	0.1	—
Change in operating assets and liabilities:
Receivables	(82.1)	(94.8)
Inventories	(60.0)	89.3
Other assets and liabilities	(6.6)	(4.2)
Accounts payable	109.8	59.0
Accrued liabilities	(16.5)	(33.1)
Accrued taxes payable/receivable	(9.5)	7.6
Deferred employee benefit costs	(0.6)	(6.8)
Net adjustments	(40.4)	32.9
Net cash provided by (used in) operating activities	(47.8)	80.4
Investing activities:
Acquisitions, net of cash acquired	—	(38.9)
Capital expenditures	(21.8)	(27.8)
Proceeds from sale of property, plant, and equipment	1.4	—
Net cash used in investing activities	(20.4)	(66.7)
Financing activities:
Repayment of debt	(0.4)	(0.4)
Net proceeds of short-term borrowings	61.0	28.3
Net increase in book overdrafts	6.5	22.9
Principal payments on finance lease obligations	(1.6)	(1.5)
Dividends paid to shareholders	(6.4)	(6.0)
Share repurchases	(1.0)	(53.2)
Contingent payment related to acquisitions	(1.9)	—
Net cash provided by (used in) financing activities	56.2	(9.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12.0)	3.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	0.7
Net change in cash, cash equivalents, and restricted cash	(12.4)	4.5
Cash, cash equivalents, and restricted cash—beginning of period	55.4	40.5
Cash, cash equivalents, and restricted cash—end of period	$43.0	$45.0
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$10.5	$6.1
Income taxes, net	6.4	2.0
Noncash investing activities:
Asset additions under operating leases	13.1	13.4
Asset additions under finance leases	0.1	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.9	$54.3
Restricted cash	1.1	1.1
Receivables less provisions of $1.9 at March 31, 2024 and $1.7 at December 31, 2023	548.5	467.7
Inventories	841.2	782.5
Prepaid expenses and other current assets	92.6	77.8
Total current assets	1,525.3	1,383.4
Property, plant, and equipment, at cost	1,081.2	1,071.5
Less: Accumulated depreciation	486.5	481.9
Property, plant, and equipment, net	594.7	589.6
Operating lease assets	353.0	349.4
Other intangible assets	71.1	73.7
Goodwill	161.0	157.8
Deferred charges and other assets	15.1	15.7
Total assets	$2,720.2	$2,569.6
Liabilities
Current liabilities:
Accounts payable	$580.0	$463.4
Salaries, wages, and commissions	39.2	51.9
Other accrued liabilities	71.8	75.9
Short-term debt	3.7	8.2
Current portion of operating lease liabilities	30.3	30.5
Current portion of deferred employee benefits	4.0	4.0
Total current liabilities	729.0	633.9
Long-term debt	493.6	428.3
Deferred employee benefits	105.5	106.7
Noncurrent operating lease liabilities	341.8	336.8
Deferred income taxes	140.5	135.5
Other noncurrent liabilities	12.6	13.9
Total liabilities	1,823.0	1,655.1
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,887,061 and 39,450,659 shares issued at March 31, 2024 and December 31, 2023, respectively	0.4	0.4
Capital in excess of par value	415.1	411.6
Retained earnings	799.2	813.2
Treasury stock at cost – Common stock of 5,554,635 and 5,413,434 shares at March 31, 2024 and December 31, 2023, respectively	(184.0)	(179.3)
Accumulated other comprehensive loss	(142.2)	(140.0)
Total Ryerson Holding Corporation stockholders’ equity	888.5	905.9
Noncontrolling interest	8.7	8.6
Total equity	897.2	914.5
Total liabilities and equity	$2,720.2	$2,569.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 11.4% of our outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued that impact our financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”. The amendments in this update require public entities to enhance segment disclosures on both an interim and annual basis. These disclosures include, among others, significant segment expenses regularly reviewed by the chief operating decision maker (CODM), an amount for other segment items, and title and position of the CODM and how the CODM uses this information in assessing performance. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods of fiscal years beginning after December 15, 2024 and should be adopted retrospectively to all prior periods presented in the financial statements. We are still assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$41.9	$54.3
Restricted cash	1.1	1.1
Total cash, cash equivalents, and restricted cash	$43.0	$55.4

We had cash restricted for the purpose of covering letters of credit that can be presented for potential insurance claims.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on projections of expected year-end inventory levels and costs. The year-end projection is then allocated to the interim quarters on a pro-rata basis. Year-end LIFO calculations are based on actual inventory levels and costs.

Inventories, at stated LIFO value, were classified at March 31, 2024 and December 31, 2023 as follows:

	March 31,	December 31,
	2024	2023
	(In millions)
In process and finished products	$841.2	$782.5

If current cost had been used to value inventories, such inventories would have been $149 million and $148 million higher than reported at March 31, 2024 and December 31, 2023, respectively. Approximately 89% and 88% of inventories are accounted for under the LIFO method at March 31, 2024 and December 31, 2023, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $7.6 million and $7.1 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $161.0 million and $157.8 million at March 31, 2024 and December 31, 2023, respectively. We recognized $3.2 million of additional goodwill during the first three months of 2024 related to purchase accounting adjustments for acquisitions completed in 2023, see Note 6: Acquisitions for further information.

Pursuant to FASB ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2023, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We did not record any additional intangible assets during the first three months of 2024. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

The 2023 acquisitions will strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which will allow us to increase our offerings to better serve our diverse customer base across our entire network. In 2023, we paid a total of $127.5 million, net of cash acquired for the 2023 acquisitions. As of March 31, 2024, there is $2.2 million of unpaid purchase consideration accrued on the Condensed Consolidated Balance Sheet relating to holdback payments expected to be paid within 18 months of the acquisition date, working capital true ups, and contingent consideration.

We deemed the 2023 acquisitions individually immaterial, yet significant in the aggregate to the Condensed Consolidated Balance Sheets. Included in the financial results for the three-month periods ended March 31, 2024 and March 31, 2023 was $28.3 million and $3.0 million of revenue, respectively, and $0.1 million and $0.4 million of net income, respectively, from the 2023 Acquisitions. The 2023 acquisitions are insignificant to the Company's Condensed Consolidated Statements of Comprehensive Income for the year-ended December 31, 2023.

The preliminary allocations of the total purchase price from our combined 2023 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(In millions)
Cash and cash equivalents	$5.8
Receivables, less provisions	20.4
Inventories	11.6
Prepaid expenses and other current assets	2.1
Property, plant, and equipment	47.8
Operating lease assets	35.0
Other intangible assets	31.3
Goodwill	29.5
Other noncurrent assets	1.2
Total identifiable assets acquired	184.7
Accounts payable	(7.2)
Salaries, wages, and commissions	(2.0)
Other accrued liabilities	(0.7)
Operating lease liabilities	(32.4)
Deferred income taxes	(6.9)
Total liabilities assumed	(49.2)
Net identifiable assets acquired	$135.5

The 2023 acquisitions discussed above were all accounted for under the acquisition method of accounting and, accordingly, the purchase price for each transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. As needed, for each transaction the Company used a third-party valuation firm to estimate the fair values of property, plant, and equipment, leases, earn-outs, and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals. The Condensed Consolidated Balance Sheets reflect the allocations of each acquisition's purchase price as of March 31, 2024 and December 31, 2023. The measurement period for purchase price allocations will end 12 months after each acquisition date. The purchase price allocation for BLP is complete. The purchase price allocations for the remaining 2023 acquisitions are pending the completion of purchase price adjustments.

Included in the total purchase price is $0.9 million of contingent consideration at fair value. The contingent consideration is based on the attainment of certain financial metrics over the course of 4 years following the acquisition date with a maximum payout of $5.1 million. The fair value of the contingent consideration as of acquisition date was determined using a Monte Carlo simulation.

As part of the purchase price allocations for the 2023 acquisitions, we allocated $7.6 million to trade names and $23.7 million to customer relationships with weighted average lives of 14.3 years and 14.0 years, respectively. The goodwill arising from the 2023 acquisitions consists largely of expected strategic benefits, including enhanced operational scale, as well as expansion of acquired product and processing capabilities across our Company. Goodwill increased $3.2 million in the first three months of 2024, primarily related to accounting for deferred income taxes recorded for Hudson.

2023 Asset Acquisition

During the first six months of 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million. The transaction qualified for asset acquisition accounting and is not material to our consolidated financial statements.

2022 Acquisition Activity

On August 31, 2022, JT Ryerson acquired Howard Precision Metals, Inc. ("Howard"). During the first three months of 2024, JT Ryerson paid $1.9 million in holdback payments included in financing activities on Condensed Consolidated Statements of Cash Flows.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In millions)
Ryerson Credit Facility	$498.0	$433.0
Foreign debt	1.9	6.0
Other debt	1.8	2.2
Unamortized debt issuance costs and discounts	(4.4)	(4.7)
Total debt	497.3	436.5
Less: Short-term foreign debt	1.9	6.0
Less: Other short-term debt	1.8	2.2
Total long-term debt	$493.6	$428.3

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

At March 31, 2024, Ryerson had $498.0 million of outstanding borrowings, $8 million of letters of credit issued, and $597 million available under the Ryerson Credit Facility compared to $433.0 million of outstanding borrowings, $10 million of letters of credit issued, and $560 million available at December 31, 2023. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (B) a Term SOFR rate or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and the Term SOFR rate plus 1.00%), (B) a Term SOFR rate (for loans denominated in Dollars), or (C) the Canadian Dollar Offered Rate (“CDOR”) (for loans denominated in Canadian Dollars). The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR and CDOR rates is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread with respect to the FILO Facility, if any, will be determined at the time the commitments under the Ryerson Credit Facility are converted into such FILO Facility. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. Loans advanced under the FILO Facility may only be prepaid if all then outstanding revolving loans are repaid in full. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 6.5% and 6.6% at March 31, 2024 and December 31, 2023, respectively.

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

Net proceeds of short-term borrowings that are reflected in the Condensed Consolidated Statements of Cash Flows represent borrowings under the Ryerson Credit Facility with original maturities of three months or less.

Foreign Debt

At March 31, 2024, Ryerson China's foreign borrowings were $1.7 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had an additional $0.2 million debt related to letter of credit drawdowns that incur service charges (an initiation fee ranging between 0.25% and 0.30% and a redemption fee ranging between zero and 0.125% per month), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2023, Ryerson China’s foreign borrowings were $5.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had additional $0.6 million debt related to letter of credit drawdowns that incur service charges (an initial fee ranging between 0.15% and 0.30% and a redemption fee ranging from zero and 0.13% per month), rather than interest. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $45 million and $42 million at March 31, 2024 and December 31, 2023, respectively. Letters of credit issued by our foreign subsidiaries were $1 million at March 31, 2024 and December 31, 2023.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.4	$0.4	$0.1	$—
Interest cost	3.7	4.1	0.4	0.5
Expected return on assets	(3.8)	(4.1)	—	—
Settlement expense	1.7	—	—	—
Curtailment gain	(0.2)	—	(0.1)	—
Recognized actuarial (gain) loss	1.0	1.1	(1.8)	(2.1)
Net periodic benefit cost (credit)	$2.8	$1.5	$(1.4)	$(1.6)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Due to the closure of CSW's headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost therefore, a settlement gain of $0.5 million was recorded in the first quarter of 2024. The discount rate for measuring obligations increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024.The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

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

The net pension settlement loss and the curtailment gain were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2024.

The Company contributed $0.3 million to the pension plan funds through the three months ended March 31, 2024, and anticipates that it will have a minimum required pension contribution funding of approximately $10.8 million for the remaining nine months of 2024.

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to the contingencies and legal matters from those disclosed in Part I, Item 1: Business - Environment, Health, and Safety Matters and in Note 12 of the Notes to the Consolidated Financial Statements, in Part II, Item 8: Financial Statements in the Company's 2023 Form 10-K.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $8.6 million and $7.9 million as of March 31, 2024 and December 31, 2023, respectively, when incorporating the effects of master netting arrangements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$11.4	$12.7	Other accrued liabilities	$2.8	$4.8

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2024 and December 31, 2023:

	Notional Amount
Derivative Instruments	March 31, 2024	December 31, 2023	Unit of Measurement
Hot roll coil swap contracts	69,418	64,819	Tons
Aluminum swap contracts	13,829	20,319	Tons
Nickel swap contracts	1,556	1,375	Tons
Foreign currency exchange contracts	2.8 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023:

Derivatives not designated as hedging	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
instruments under ASC 815	Recognized in Income	Three Months Ended March 31,
	on Derivatives	2024	2023

Metal commodity contracts	Cost of materials sold	$(0.9)	$7.6
Foreign exchange contracts	Other income and (expense), net	0.1	—
Total		$(0.8)	$7.6

Fair Value Measurements

The Company has various commodity derivatives to lock in hot roll coil, nickel, and aluminum prices for varying time periods. The fair value of hot roll coil, nickel, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, “Fair Value Measurement", these derivatives balances are classified as Level 2 within the fair value hierarchy.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 90 days. See the Condensed Consolidated Balance Sheets for the March 31, 2024 and December 31, 2023 values of these assets and liabilities.

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

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2024:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2024	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(7.6)	—	—	0.2	(7.4)
Foreign currency translation	—	—	—	—	—	—	(3.3)	—	(0.1)	(3.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	1.1	—	1.1
Share repurchases, net of tax of zero	—	—	(31)	(1.0)	—	—	—	—	—	(1.0)
Stock-based compensation expense, net	436	—	(111)	(3.7)	3.3	—	—	—	—	(0.4)
Cash dividends and dividend equivalents	—	—	—	—	0.2	(6.4)	—	—	—	(6.2)
Balance at March 31, 2024	39,887	$0.4	(5,555)	$(184.0)	$415.1	$799.2	$(55.5)	$(86.7)	$8.7	$897.2

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2023:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	47.3	—	—	0.2	47.5
Foreign currency translation	—	—	—	—	—	—	1.5	—	(0.1)	1.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax of $0.4		—	(1,518)	(53.6)	—	—	—	—	—	(53.6)
Stock-based compensation expense, net	390	—	(90)	(3.2)	2.5	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	0.1	(6.0)	—	—	—	(5.9)
Balance at March 31, 2023	39,449	$0.4	(3,679)	$(117.9)	$400.3	$733.8	$(55.4)	$(88.2)	$8.0	$881.0

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2024:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2024	$(52.2)	$(87.8)
Other comprehensive income (loss) before reclassifications	(3.3)	0.8
Amounts reclassified from accumulated other comprehensive income (loss) into net income (loss)	—	0.3
Net current-period other comprehensive income (loss)	(3.3)	1.1
Balance at March 31, 2024	$(55.5)	$(86.7)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2024:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended		Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	March 31, 2024	March 31, 2023
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.8)	$(1.0)	Other income and (expense), net
Pension settlement loss	1.7	—	Other income and (expense), net
Curtailment gain	(0.3)	—	Other income and (expense), net
Total before tax	0.6	(1.0)
Tax expense (benefit)	(0.3)	0.3
Net of tax	$0.3	$(0.7)

NOTE 12: REVENUE RECOGNITION

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended
	March 31,
Product Line	2024	2023
Carbon Steel Flat	28%	25%
Carbon Steel Plate	10	10
Carbon Steel Long	13	14
Stainless Steel Flat	15	17
Stainless Steel Plate	5	5
Stainless Steel Long	4	5
Aluminum Flat	16	15
Aluminum Plate	3	2
Aluminum Long	4	5
Other	2	2
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2024	2023
Net Sales	(In millions)
United States	$1,125.3	$1,288.3
Foreign countries	113.9	117.8
Total	$1,239.2	$1,406.1

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2024	2023
Revenue on products with an alternative use	86%	88%
Revenue on products with no alternative use	14	12
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $550.4 million and $469.4 million as of March 31, 2024 and December 31, 2023, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $23.1 million and $18.8 million at March 31, 2024 and December 31, 2023, respectively. Contract liabilities amounted to $17.2 million and $16.1 million at March 31, 2024 and December 31, 2023, respectively. Contract liabilities satisfied during the three-month period ended March 31, 2024 amounted to $2.3 million.

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of March 31, 2024:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2024	$1.7
Current period provision	0.6
Write-offs charged against allowance	(0.3)
Translation	(0.1)
Balance at March 31, 2024	$1.9

NOTE 14: INCOME TAXES

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $2.1 million compared to income tax expense of $14.8 million in the prior year. The income tax benefit and expense for the three months ended March 31, 2024 and 2023 primarily represent taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. The decrease in income tax in the first three months of 2024 compared to the first three months of 2023 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4.0 million at both March 31, 2024 and December 31, 2023.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. No changes were recorded in the first three months of 2024; therefore, the balance of $2.7 million as of December 31, 2023 remains unchanged.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded as they would have had an antidilutive effect were 701,940 and zero for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
Basic and diluted earnings per share	2024	2023
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(7.6)	$47.3
Denominator:
Weighted average shares outstanding	34,023	36,453
Dilutive effect of stock-based awards	—	792
Weighted average shares outstanding adjusted for dilutive securities	34,023	37,245

Earnings (loss) per share
Basic	$(0.22)	$1.30
Diluted	$(0.22)	$1.27

NOTE 16: SUBSEQUENT EVENTS

On April 30,2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on June 20, 2024, to stockholders of record as of June 6, 2024. Future quarterly dividends, if any, will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 21, 2024 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

The following Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to help the reader understand the Company’s results of operations and financial condition as it is viewed by our management. The MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2023, in our Annual Report on Form 10-K filed on February 21, 2024.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the first quarter of 2024, Ryerson experienced higher average selling prices of 0.8% and an increase in shipments of 10.4%, compared to the fourth quarter of 2023, as the period was characterized by sequential normal restocking demand and benefited from a higher pricing environment. In the first three months of 2024, Ryerson experienced lower average selling prices of 8.0% and a decrease in shipments of 4.2% compared to the first three months of 2023, due to the effects of contracting industrial manufacturing demand, which influenced both lower volumes as well as lower pricing.

Key steel industry economic indicators continued to report a contraction in industrial activity for most of the first quarter of 2024, with the first indication of a reversal or growth in March. This is evidenced by the Institute for Supply Management’s

Purchasing Managers’ Index (“PMI”), which reported growth in March of 2024 with a reading of 50.3% after marking sixteen consecutive months of contractionary factory activity through February of 2024, with readings below the growth threshold of 50%, indicating a slowdown in factory activity. Similarly, U.S. Industrial Production, which measures industrial sector business output, reported contractionary year-over-year output for January and February 2024 and zero growth in March.

According to the Metal Service Center Institute, North American service center volumes decreased by 4.1% in the first three months of 2024 compared to the first three months of 2023. On a North American basis, Ryerson's North American volumes decreased 6.1% over the same period. On a quarterly sequential basis, the industry volume increase of 7.0% was lower than Ryerson's North American volume increase of 13.7%. Compared to the fourth quarter of 2023, Ryerson's end market demand increased across almost all sectors, with the strongest growth from HVAC, Food Processing & Agriculture, and Industrial Machinery & Equipment.

First Three Months 2024 vs. First Three Months 2023 Performance

$1.2B	17.6%		$(7.6)M
Total Revenues	Gross Margin		Net Loss Attributable to Ryerson
12% decrease		120bps decrease	$55M decrease
$(0.22)	$(0.18)		$(47.8)M
Diluted Loss Per Share	Adj. Diluted Loss Per Share*		Cash used in Operating Activities
$1.49 decrease		$1.45 decrease	$128M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or diluted earnings (loss) per share determined in accordance with GAAP. As illustrated in the below table, the net loss attributable to Ryerson Holding Corporation of $7.6 million includes a pension settlement loss of $2.2 million and a $0.3 million curtailment gain related to various retirement benefit plans. After adjusting for these non-core business transactions and the related income taxes, the adjusted net loss attributable to Ryerson Holding Corporation for the first three months 2024 is $6.2 million, a decrease of $53.5 million compared to net income attributable to Ryerson Holding Corporation of $47.3 million in the first three months of 2023 which had no adjustments to net income attributable to Ryerson Holding Corporation.

(Dollars and shares in millions, except per share data)	First Quarter 2024	First Quarter 2023
Net income (loss) attributable to Ryerson Holding Corporation	$(7.6)	$47.3
Pension settlement loss	2.2	—
Benefit plan curtailment gain	(0.3)	—
Benefit for income taxes on above items	(0.5)	—
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$(6.2)	$47.3
Diluted earnings (loss) per share	$(0.22)	$1.27
Adjusted diluted earnings (loss) per share	$(0.18)	$1.27
Shares outstanding – diluted	34.0	37.2

Recent Developments

On April 12, 2024, the U.S. and United Kingdom governments prohibited metal-trading exchanges from accepting new aluminum, copper, and nickel produced by Russia and barred the import of the metals into the U.S. and Britain. We anticipate these actions will provide support for metal commodity prices, but ultimately the impact on the Company's operations is unclear.

On February 24, 2023, the US government announced trade actions targeting goods and entities from Russia, which included a proclamation to impose 200% ad valorem tariffs on Russian-origin aluminum products and derivative products and other articles made from Russian primary aluminum or Russian aluminum castings. The duties will be imposed under section 232 of the Trade Expansion Act ("Section 232") and cited by the White House due to (1) challenges faced by US aluminum producers in the face of high levels of aluminum imports and high energy prices; (2) recent increases in imports of aluminum from Russia, whose market is especially export-oriented, by 53 percent between March and July 2022; and (3) the fact that the Russian aluminum industry is a key part of Russia's defense industrial base. Ryerson has communicated to all vendors that we will not accept any Russian originating metal. The trade actions announced by the US government should support prices for Ryerson's product sales mix as the underlying domestic and North American supply-demand balance is protected from oversupply.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2024 and 2023 (certain percentages may not calculate due to rounding):

	Three Months Ended March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,239.2	100.0%	$1,406.1	100.0%
Cost of materials sold	1,021.6	82.4	1,141.9	81.2
Gross profit	217.6	17.6	264.2	18.8
Warehousing, delivery, selling, general, and administrative expenses	216.8	17.5	194.2	13.8
Operating profit	0.8	0.1	70.0	5.0
Other (expenses) and income	(10.3)	(0.8)	(7.7)	(0.5)
Income (loss) before income taxes	(9.5)	(0.8)	62.3	4.4
Provision (benefit) for income taxes	(2.1)	(0.2)	14.8	1.1
Net income (loss)	(7.4)	(0.6)	47.5	3.4
Less: Net income attributable to noncontrolling interest	0.2	—	0.2	—
Net income (loss) attributable to Ryerson Holding Corporation	$(7.6)	(0.6)%	$47.3	3.4%
Basic earnings (loss) per share	$(0.22)		$1.30
Diluted earnings (loss) per share	$(0.22)		$1.27

Net sales

The following charts show the Company’s percentage of sales by major product lines for the three months ended March 31, 2024 and 2023:

	March 31,		Dollar	Percentage
	2024	2023	change	change
	($ in millions)
Net sales	$1,239.2	$1,406.1	$(166.9)	(11.9)%

	March 31,		Tons	Percentage
	2024	2023	change	change
	(in thousands)
Tons sold	497	519	(22)	(4.2)%

	March 31,		Price	Percentage
	2024	2023	change	change
Average selling price per ton sold	$2,493	$2,709	$(216)	(8.0)%

Revenue for the three-month period ended March 31, 2024 decreased from the same period a year ago due to lower average selling prices caused by lower commodity prices and to lower volume caused by slower economic conditions in metal markets in 2024. Compared to the year ago period, average selling prices decreased for all of our product lines in the three-month period ended March 31, 2024 with the largest decreases in our stainless flat, stainless plate, and stainless long products. Tons sold decreased in the three-month period ended March 31, 2024, compared to the year ago period, for most of our product lines with the largest decreases in our aluminum long, carbon long, and stainless long product lines partially offset by an increase in aluminum plate tons sold.

Cost of materials sold

	March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$1,021.6	82.4%	$1,141.9	81.2%	$(120.3)	(10.5)%

	March 31,		Cost	Percentage
	2024	2023	change	change
Average cost of materials sold per ton sold	$2,056	$2,200	$(144)	(6.5)%

The decrease in cost of materials sold in the three-month period ended March 31, 2024 compared to the year ago period is primarily due to a decrease in average cost of materials sold per ton and to lower tons sold. Compared to the year ago period the average cost of materials sold decreased across all product lines with the largest decreases in our stainless flat, stainless plate, and stainless long product lines. During the first quarter of 2024, LIFO expense was $1.0 million compared to LIFO expense of $4.0 million in the first quarter of 2023.

Gross profit

	March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$217.6	17.6%	$264.2	18.8%	$(46.6)	(17.6)%

Gross profit decreased in the three-month period ended March 31, 2024 compared to the year ago period as average selling price decreased faster than the decrease in the average cost of materials sold resulting in a decrease in gross margin. Gross profit decreased in the three-month period ended March 31, 2024 compared to the year ago period primarily due to the impact of lower metals commodity prices which reduced average selling prices and to lower tons shipped as economic conditions in metal markets slowed.

Operating expenses

	March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$216.8	17.5%	$194.2	13.8%	$22.6	11.6%

Warehousing, delivery, selling, general, and administrative expenses increased in the three-month period ended March 31, 2024 compared to the year ago period with $9.4 million of the increase driven by including the expenses of companies acquired during 2023. Excluding the impact of acquisitions, expenses changed in the following categories:

•
higher reorganization costs of $18.2 million in the first quarter of 2024 primarily due to start up costs associated with our new state of the art University Park location as well as system conversion activity;
•
higher selling, general, and administrative expenses of $1.7 million resulting from higher consulting fees and higher travel and entertainment expenses;
•
partially offset by lower incentive compensation expense of $2.5 million;
•
lower overtime expense of $1.3 million due to less tons processed;
•
lower delivery expense of $1.0 million resulting from the decrease in tons shipped; and
•
lower operating expenses of $0.9 million in the first quarter of 2024.

Operating profit

	March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$0.8	0.1%	$70.0	5.0%	$(69.2)	(98.9)%

Our operating profit decreased in the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023, primarily due to the decrease in average selling prices and gross profit discussed above.

Other expenses

	March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(10.1)	(0.8)%	$(7.6)	(0.5)%	$2.5	32.9%
Other income and (expense), net	$(0.2)	—	$(0.1)	—	$(0.1)	(100.0)%

Interest and other expense on debt increased in the three-month period ended March 31, 2024 compared to the year ago period primarily due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and higher interest rates on the Ryerson Credit Facility borrowings in the first three months of 2024.

The other expense in the first quarter of 2024 includes a $2.2 million settlement loss resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Partially offsetting the $2.2 million settlement charge was a $0.5 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for certain Central Steel & Wire ("CSW") pension and other post-employment benefit plans resulting from workforce reductions at CSW related to the move of the CSW headquarters and main operations moving to a new facility in University Park, IL. Other income and (expense), net in the first quarter of 2024 also includes foreign currency translation gains of $1.2 million.

Provision for income taxes. Our effective income tax rate was 22.1% in the first quarter of 2024 compared to 23.8% in the first quarter of 2023. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings (loss) per share. Basic loss per share was $0.22 in the first quarter of 2024 compared to basic income per share of $1.30 in the first quarter of 2023. Diluted loss per share was $0.22 in the first quarter of 2024 compared to diluted income per share of $1.27 in the first quarter of 2023. The changes in earnings per share are due to the results of operations discussed above.

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

We had cash and cash equivalents of $41.9 million at March 31, 2024, compared to $54.3 million at December 31, 2023. Our total debt outstanding at March 31, 2024 increased to $497.3 million compared to $436.5 million at December 31, 2023. We had a debt-to-capitalization ratio of 36% and 32% at March 31, 2024 and December 31, 2023, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $684 million at March 31, 2024 versus $656 million at December 31, 2023. Our net debt (defined as total debt less cash and cash equivalents) was $455 million and $382 million at March 31, 2024 and December 31, 2023, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$42	$54
Availability under Ryerson Credit Facility and foreign debt facilities	642	602
Total liquidity	$684	$656

Below is a reconciliation of total debt to net debt:

	March 31, 2024	December 31, 2023
	(In millions)
Total debt	$497	$436
Less: cash and cash equivalents	(42)	(54)
Net debt	$455	$382

Of the total cash and cash equivalents, as of March 31, 2024, $12.5 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income (loss)	$(7.4)	$47.5
Depreciation and amortization	17.4	13.7
Non-cash gain from derivatives	(0.8)	(6.4)
Change in operating assets and liabilities:
Receivables	(82.1)	(94.8)
Inventories	(60.0)	89.3
Accounts payable	109.8	59.0
Accrued liabilities	(16.5)	(33.1)
Accrued taxes payable/receivable	(9.5)	7.6
All other operating cash flows	1.3	(2.4)
Net cash provided by (used in) operating activities	(47.8)	80.4
Acquisitions, net of cash acquired	—	(38.9)
Capital expenditures	(21.8)	(27.8)
Proceeds from sale of property, plant, and equipment	1.4	—
Net cash used in investing activities	(20.4)	(66.7)
Net proceeds of short-term borrowings	61.0	28.3
Net increase in book overdrafts	6.5	22.9
Dividends paid to shareholders	(6.4)	(6.0)
Share repurchases	(1.0)	(53.2)
Contingent payment related to acquisitions	(1.9)	—
All other financing cash flows	(2.0)	(1.9)
Net cash provided by (used in) financing activities	56.2	(9.9)
Effect of exchange rates on cash and cash equivalents	(0.4)	0.7
Net change in cash and cash equivalents	$(12.4)	$4.5

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first three months of 2024, working capital requirements increased due to an increase in accounts receivable from higher sales levels compared to the fourth quarter of 2023. Inventory levels also increased in the first quarter of 2024 as inventory was purchased to meet higher sales levels. Material purchases were higher at the end of the first quarter of 2024 compared to the end of the fourth quarter of 2023 resulting in an increase in accounts payable in the first quarter of 2024. In the first three months of 2023, working capital requirements decreased as the

Company reduced inventory levels in the first quarter of 2023 to more closely align with our long-term days of supply target of 70 to 75 days. Revenue increased in the first quarter of 2023 compared to the fourth quarter of 2022 causing an increase in accounts receivable while material purchases were higher at the end of the first quarter of 2023 resulting in an increase in accounts payable.

Investing activities. The Company's main investing activities are capital expenditures, acquisitions, and proceeds from the sale of property, plant, and equipment. Capital expenditures have decreased year-over-year to $21.8 million for the first three months of 2024 compared to $27.8 million in the first three months of 2023 as the Company is nearing completion of its investment in a new facility in University Park, Illinois, a project which began in 2022. The Company paid $38.5 million in the first three months of 2023 to acquire BLP Holdings, LLC. The Company sold property, plant, and equipment generating cash proceeds of $1.4 million in the first three months of 2024.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first three months of 2024, we increased credit facility borrowings to fund our increase in working capital. In the first three months of 2023, we increased credit facility borrowings to fund the acquisition of BLP Holdings, LLC. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid in the first three months of 2024 were $6.4 million compared to $6.0 million paid to shareholders in the first three months of 2023. We repurchased $1.0 million of common stock during the first three months of 2024 compared to $53.2 million of common stock repurchased in the first three months of 2023. In the first three months of 2024, the Company paid $1.9 million in holdback payments for the 2022 acquisition of Howard Precision Metals, Inc.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $9 million as of March 31, 2024. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $497.3 million at March 31, 2024 from $436.5 million at December 31, 2023, mainly due to cash utilized in operating activities in the first three months of 2024 related to higher working capital.

Total debt outstanding as of March 31, 2024 consisted of the following amounts: $498.0 million of borrowings under the Ryerson Credit Facility, $1.9 million of foreign debt, and $1.8 million of other debt, less $4.4 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2023, pension liabilities exceeded plan assets by $63.9 million. Through the three months ended March 31, 2024, we have made $0.3 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $10.8 million in the remaining nine months of 2024 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

Due to the closure of CSW's headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost and therefore, a settlement gain of $0.5 million was recorded in the first quarter of 2024. The discount rate for measuring obligations of the CSW pension plan increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

In the first quarter of 2024, the Ryerson Canada Bargaining Unit Pension Plan made $1.2 million of lump sum payments to plan participants and purchased $5.0 million of annuities on behalf of plan participants. The lump sum payments and annuity purchases consisted of all of the existing liabilities of the Ryerson Canada Bargaining Unit Pension Plan, resulting in the termination of the plan. The Ryerson Canada Bargaining Unit Pension Plan was fully funded as of the termination date, and as such, all lump sum payments and annuity purchases were funded with pension plan assets. As a result, the Company recorded a $2.2 million settlement loss in the February of 2024.

The net settlement loss and the curtailment gain were recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of March 31,2024.

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

Material Cash Requirements

The Company expects to make approximately $502 million in principal payments to satisfy its debt obligations, consisting of $2 million of foreign debt and $2 million of other debt coming due within a year, and $498 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

The Company expects to pay approximately $33 million of interest on the Ryerson Credit Facility, foreign debt, and other debt over the next 12 months and $74 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2043, and finance leases expiring at various times through 2030. The total amount of future lease payments is estimated to be $488 million, with $48 million over the next 12 months. We did not have material leases signed but not yet commenced as of March 31, 2024.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of March 31, 2024, we had outstanding purchase obligations of approximately $26 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. As of March 31, 2024 and December 31, 2023, we have no publicly traded debt. The carrying value of our debt was $497.3 million and $436.5 million at March 31, 2024 and December 31, 2023, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

We may use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2024, we have no outstanding interest rate swaps.

Less than 1% of our debt is at fixed interest rates as of March 31, 2024. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first three months of 2024 by approximately $1.3 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.8 million outstanding at March 31, 2024 and a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2024, the Company recognized a $0.1 million gain associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2024 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of March 31, 2024, we had 69,418 tons of hot roll coil swap contracts with a net liability value of $0.2 million, 13,829 tons of aluminum swap contracts with a net liability value of $0.1 million, and 1,556 tons of nickel swap contracts with a net asset value of $8.9 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2024, the Company recognized a loss of $0.9 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2024 would increase or decrease the fair value of commodity derivative contracts by $1.5 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2024.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of March 31, 2024, please refer to Note 10: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. Our share repurchases during the first quarter of 2024 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
January 1, 2024 - January 31, 2024	16,341	$32.31	16,341	$38.8
February 1, 2024 - February 29, 2024	9,096	32.51	9,096	38.5
March 1, 2024 - March 31, 2024	4,683	31.94	4,683	38.4
	30,120		30,120

(1) On May 1, 2023, the Board of Directors authorized an increase in the existing share repurchase program to $100.0 million expiring in April 2025. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

During the Company’s last fiscal quarter, the Company traded under a Rule 10b5-1 trading arrangement (“10b5-1 Plan”), as defined in Item 408(a) of Regulation S-K. Such 10b5-1 Plan was adopted on August 11, 2023 and continued until March 1, 2024, where shares of Ryerson stock for up to $25,000,000 could be purchased pursuant to the 10b5-1 Plan. A new 10b5-1 Plan was adopted on March 7, 2024 and will continue until August 9, 2024. Shares of Ryerson stock for up to $25,000,000 may be purchased pursuant to the new 10b5-1 Plan.

On March 22, 2024, Edward Lehner, President and Chief Executive Officer of the Company entered into a stock trading plan designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Plan”). Under the terms of the Plan, Mr. Lehner will sell up to 48,000 shares of the Company’s common stock beginning on July 10, 2024, and continuing through June 30, 2025.

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

X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: April 30, 2024