Form 10-Q
period 2024-06-30
Ryerson Holding Corp
filed 2024-07-30
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024, there were 33,201,651 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,225.5	$1,343.5	$2,464.7	$2,749.6
Cost of materials sold	1,002.0	1,082.6	2,023.6	2,224.5
Gross profit	223.5	260.9	441.1	525.1
Warehousing, delivery, selling, general, and administrative	199.0	202.6	415.8	396.8
Restructuring and other charges	1.7	—	1.7	—
Operating profit	22.8	58.3	23.6	128.3
Other income and (expense), net	1.8	(0.3)	1.6	(0.4)
Interest and other expense on debt	(11.3)	(8.3)	(21.4)	(15.9)
Income before income taxes	13.3	49.7	3.8	112.0
Provision for income taxes	3.0	12.1	0.9	26.9
Net income	10.3	37.6	2.9	85.1
Less: Net income attributable to noncontrolling interest	0.4	—	0.6	0.2
Net income attributable to Ryerson Holding Corporation	$9.9	$37.6	$2.3	$84.9
Comprehensive income (loss)	$6.2	$39.0	$(3.5)	$87.2
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.1	0.5	0.2
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$5.8	$38.9	$(4.0)	$87.0
Basic earnings per share	$0.29	$1.07	$0.07	$2.38
Diluted earnings per share	$0.29	$1.06	$0.07	$2.33

Dividends declared per share	$0.1875	$0.1800	$0.3750	$0.3500

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$2.9	$85.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35.4	28.8
Stock-based compensation	7.4	6.2
Deferred income taxes	0.4	10.1
Provision for allowances, claims, and doubtful accounts	3.7	2.5
Restructuring and other charges	1.7	—
Pension and other postretirement benefits curtailment gain	(0.3)	—
Pension settlement charge	1.1	—
Non-cash gain from derivatives	(5.0)	(6.7)
Other items	0.2	(0.3)
Change in operating assets and liabilities:
Receivables	(65.4)	(59.9)
Inventories	36.5	48.0
Other assets and liabilities	0.1	(1.2)
Accounts payable	(16.6)	103.2
Accrued liabilities	(15.4)	(23.5)
Accrued taxes payable/receivable	(4.6)	11.9
Deferred employee benefit costs	(4.0)	(8.5)
Net adjustments	(24.8)	110.6
Net cash provided by (used in) operating activities	(21.9)	195.7
Investing activities:
Acquisitions, net of cash acquired	—	(50.2)
Capital expenditures	(44.5)	(74.1)
Proceeds from sale of property, plant, and equipment	1.5	0.1
Other items	(0.4)	—
Net cash used in investing activities	(43.4)	(124.2)
Financing activities:
Repayment of debt	(2.2)	(0.9)
Net proceeds of short-term borrowings	90.4	29.3
Net increase (decrease) in book overdrafts	(8.2)	14.1
Principal payments on finance lease obligations	(3.6)	(3.4)
Dividends paid to shareholders	(12.8)	(12.2)
Share repurchases	(15.0)	(103.6)
Proceeds from exercise common stock options	0.1	—
Contingent payment related to acquisitions	(5.3)	—
Tax withholdings on stock-based compensation awards	(3.7)	(3.2)
Net cash provided by (used in) financing activities	39.7	(79.9)
Net decrease in cash, cash equivalents, and restricted cash	(25.6)	(8.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	(1.0)
Net change in cash, cash equivalents, and restricted cash	(26.2)	(9.4)
Cash, cash equivalents, and restricted cash—beginning of period	55.4	40.5
Cash, cash equivalents, and restricted cash—end of period	$29.2	$31.1
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$20.1	$12.9
Income taxes, net	7.5	5.3
Noncash investing activities:
Asset additions under operating leases	20.8	104.6
Asset additions under finance leases	2.6	2.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.0	$54.3
Restricted cash	1.2	1.1
Receivables less provisions of $3.2 at June 30, 2024 and $1.7 at December 31, 2023	529.0	467.7
Inventories	744.1	782.5
Prepaid expenses and other current assets	86.8	77.8
Total current assets	1,389.1	1,383.4
Property, plant, and equipment, at cost	1,098.8	1,071.5
Less: Accumulated depreciation	495.4	481.9
Property, plant, and equipment, net	603.4	589.6
Operating lease assets	351.9	349.4
Other intangible assets	68.7	73.7
Goodwill	161.0	157.8
Deferred charges and other assets	17.1	15.7
Total assets	$2,591.2	$2,569.6
Liabilities
Current liabilities:
Accounts payable	$439.3	$463.4
Salaries, wages, and commissions	38.8	51.9
Other accrued liabilities	69.3	75.9
Short-term debt	1.4	8.2
Current portion of operating lease liabilities	30.2	30.5
Current portion of deferred employee benefits	4.0	4.0
Total current liabilities	583.0	633.9
Long-term debt	524.0	428.3
Deferred employee benefits	102.8	106.7
Noncurrent operating lease liabilities	341.8	336.8
Deferred income taxes	139.3	135.5
Other noncurrent liabilities	13.9	13.9
Total liabilities	1,704.8	1,655.1
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,894,144 and 39,450,659 shares issued at June 30, 2024 and December 31, 2023, respectively	0.4	0.4
Capital in excess of par value	419.3	411.6
Retained earnings	802.6	813.2
Treasury stock at cost – Common stock of 6,201,965 and 5,413,434 shares at June 30, 2024 and December 31, 2023, respectively	(198.1)	(179.3)
Accumulated other comprehensive loss	(146.3)	(140.0)
Total Ryerson Holding Corporation stockholders’ equity	877.9	905.9
Noncontrolling interest	8.5	8.6
Total equity	886.4	914.5
Total liabilities and equity	$2,591.2	$2,569.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 11.7% of our outstanding common stock.

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

Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The condensed consolidated financial statements as of June 30, 2024 and for the three-month and six-month periods ended June 30, 2024 and 2023 are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued that impact our financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”. The amendments in this update require public entities to enhance segment disclosures on both an interim and annual basis. These disclosures include, among others, significant segment expenses regularly reviewed by the chief operating decision maker (CODM), an amount for other segment items, the title and position of the CODM, and how the CODM uses this information in assessing performance. Full segment disclosures will be required of entities that have a single operating segment. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods of fiscal years beginning after December 15, 2024 and should be adopted retrospectively to all prior periods presented in the financial statements. We do not expect this guidance to materially impact the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and further information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. We will adopt this ASU as of January 1, 2025. We do not expect this guidance to materially impact the consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$28.0	$54.3
Restricted cash	1.2	1.1
Total cash, cash equivalents, and restricted cash	$29.2	$55.4

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

Inventories, at stated LIFO value, were classified at June 30, 2024 and December 31, 2023 as follows:

	June 30,	December 31,
	2024	2023
	(In millions)
In process and finished products	$744.1	$782.5

If current cost had been used to value inventories, such inventories would have been $139 million and $148 million higher than reported at June 30, 2024 and December 31, 2023, respectively. Approximately 88% of inventories are accounted for under the LIFO method at June 30, 2024 and December 31, 2023. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $6.3 million and $7.1 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $161.0 million and $157.8 million at June 30, 2024 and December 31, 2023, respectively. We recognized $3.2 million of additional goodwill during the first six months of 2024 related to purchase accounting adjustments for acquisitions completed in 2023, see Note 6: Acquisitions for further information.

Pursuant to FASB ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2023, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We did not record any additional intangible assets during the first six months of 2024. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

The 2023 acquisitions will strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which will allow us to increase our offerings to better serve our diverse customer base across our entire network. In 2023, we paid a total of $127.5 million, net of cash acquired for the 2023 acquisitions. As of June 30, 2024, there is $1.3 million of unpaid purchase consideration related to the 2023 acquisitions accrued on the Condensed Consolidated Balance Sheet relating to holdback payments expected to be paid within 18 months of the acquisition date and working capital true ups.

We deemed the 2023 acquisitions individually immaterial, yet significant in the aggregate to the Condensed Consolidated Balance Sheets.

Included in the financial results for the three-month periods ended June 30, 2024 and June 30, 2023 was $27.5 million and $10.0 million of revenue, respectively, and a net loss of $0.2 million and net income of $0.2 million, respectively, from 2023 Acquisitions. For the six-month periods ended June 30, 2024 and June 30, 2023 there was $55.8 million and $13.0 million of revenue, respectively, and a net loss of $0.1 million and income of $0.6 million, respectively, from the 2023 Acquisitions included in the financial results. The 2023 acquisitions are insignificant to the Company's Condensed Consolidated Statements of Comprehensive Income for the six-months ended June 30, 2024 and the year-ended December 31, 2023.

The allocations of the total purchase price from our combined 2023 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

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

The 2023 acquisitions discussed above were all accounted for under the acquisition method of accounting and, accordingly, the purchase price for each transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. As needed, for each transaction the Company used a third-party valuation firm to estimate the fair values of property, plant, and equipment, leases, earn-outs, and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals. The Condensed Consolidated Balance Sheets reflect the allocations of each acquisition's purchase price as of June 30, 2024 and December 31, 2023. The measurement period for purchase price allocations will end 12 months after each acquisition date. The purchase price allocations for BLP and TSA are complete. The purchase price allocations for Hudson and Norlen are pending the completion of purchase price adjustments.

Included in the total purchase price is $0.9 million of contingent consideration at fair value. The contingent consideration is based on the attainment of certain financial metrics over the course of 4 years following the acquisition date with a maximum payout of $5.1 million. The fair value of the contingent consideration as of acquisition date was determined using a Monte Carlo simulation. As of June 30, 2024, the fair value of the contingent consideration was determined to be zero based on actual financial performance through June 30, 2024 and updated projections through the end of the earnout period, and as a result $0.9 million of income was recognized as of June 30, 2024 in other income and (expense) in the Condensed Consolidated Statements of Comprehensive Income.

As part of the purchase price allocations for the 2023 acquisitions, we allocated $7.6 million to trade names and $23.7 million to customer relationships with weighted average lives of 14.3 years and 14.0 years, respectively. The goodwill arising from the 2023 acquisitions consists largely of expected strategic benefits, including enhanced operational scale, as well as expansion of acquired product and processing capabilities across our Company. Goodwill increased $3.2 million in the first quarter of 2024, primarily related to accounting for deferred income taxes recorded for Hudson. There was no change in goodwill during the second quarter of 2024.

2023 Asset Acquisition

During the first six months of 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million. The transaction qualified for asset acquisition accounting and is not material to our consolidated financial statements.

2022 Acquisition Activity

On August 31, 2022, JT Ryerson acquired Howard Precision Metals, Inc. ("Howard"). In the first three months of 2024, JT Ryerson paid $1.9 million in holdback payments which are included within financing activities in the Condensed Consolidated Statements of Cash Flows.

On November 1, 2022, JT Ryerson acquired Excelsior, Inc. ("Excelsior"). In the six months ended June 30, 2024, JT Ryerson paid $3.4 million in holdback payments which are included in financing activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In millions)
Ryerson Credit Facility	$528.0	$433.0
Foreign debt	1.4	6.0
Other debt	—	2.2
Unamortized debt issuance costs and discounts	(4.0)	(4.7)
Total debt	525.4	436.5
Less: Short-term foreign debt	1.4	6.0
Less: Other short-term debt	—	2.2
Total long-term debt	$524.0	$428.3

Ryerson Credit Facility

On June 29, 2022, Ryerson entered into a fifth amendment of its revolving credit facility to among other things, increase the facility size from $1.0 billion to $1.3 billion and to extend the maturity date from November 5, 2025 to June 29, 2027. On June 10, 2024, Ryerson entered into a sixth amendment of its revolving credit facility to make conforming changes to effectuate the transition of the reference rate for revolving loans borrowed in Canadian Dollars from the Canadian Dollar Offered Rate to the forward-looking term rate based on the Canadian Overnight Repo Rate Average ("CORRA") (as amended, the “Ryerson Credit Facility” or “Credit Facility”).

At June 30, 2024, Ryerson had $528.0 million of outstanding borrowings, $2 million of letters of credit issued, and $511 million available under the Ryerson Credit Facility compared to $433.0 million of outstanding borrowings, $10 million of letters of credit issued, and $560 million available at December 31, 2023. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (B) a Term SOFR rate or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and the Term SOFR rate plus 1.00%), (B) a Term SOFR rate (for loans denominated in US Dollars), or (C) the CORRA rate (for loans denominated in Canadian Dollars).

The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR rate is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread over the CORRA rate is 0.30% for a one-month interest period or 0.32% for a three-month interest period. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 6.6% at June 30, 2024 and December 31, 2023.

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

Foreign Debt

At June 30, 2024, Ryerson China's foreign borrowings were $1.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.3% per annum and secured by inventory and property, plant, and equipment. Ryerson China had an additional $0.3 million debt related to letter of credit drawdowns that incur service charges (an initiation fee of 0.25% and a redemption fee of 0.13% per month), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2023, Ryerson China’s foreign borrowings were $5.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had additional $0.6 million debt related to letter of credit drawdowns that incur service charges (an initial fee ranging between 0.15% and 0.30% and a redemption fee ranging from zero and 0.13% per month), rather than interest. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $46 million and $42 million at June 30, 2024 and December 31, 2023, respectively. Letters of credit issued by our foreign subsidiaries were $1 million at June 30, 2024 and December 31, 2023.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.4	$0.5	$—	$0.1
Interest cost	3.8	4.0	0.4	0.4
Expected return on assets	(3.8)	(4.1)	—	—
Settlement gain	(0.6)	—	—	—
Recognized actuarial (gain) loss	1.0	1.0	(1.8)	(2.0)
Net periodic benefit cost (credit)	$0.8	$1.4	$(1.4)	$(1.5)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.8	$0.9	0.1	$0.1
Interest cost	7.5	8.1	0.8	0.9
Expected return on assets	(7.6)	(8.2)	—	—
Settlement expense	1.1	—	—	—
Curtailment gain	(0.2)	—	(0.1)	—
Recognized actuarial (gain) loss	2.0	2.1	(3.6)	(4.1)
Net periodic benefit cost (credit)	$3.6	$2.9	$(2.8)	$(3.1)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Due to the closure of Central Steel & Wire's ("CSW") headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost therefore, a settlement gain of $1.1 million was recorded in the first six months of 2024. The discount rate for measuring obligations increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

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

The net pension settlement loss and the curtailment gain were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2024.

The Company contributed $3.1 million to the pension plan funds through the six months ended June 30, 2024, and anticipates that it will have a minimum required pension contribution funding of approximately $8.0 million for the remaining six months of 2024.

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

NOTE 10: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into fixed price natural gas contracts to manage the price risk of forecasted purchases of natural gas.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $12.8 million and $7.9 million as of June 30, 2024 and December 31, 2023, respectively, when incorporating the effects of master netting arrangements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$15.7	$12.7	Other accrued liabilities	$2.9	$4.8

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2024 and December 31, 2023:

	Notional Amount
Derivative Instruments	June 30, 2024	December 31, 2023	Unit of Measurement
Hot roll coil swap contracts	61,549	64,819	Tons
Aluminum swap contracts	15,487	20,319	Tons
Nickel swap contracts	1,672	1,375	Tons
Foreign currency exchange contracts	2.7 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023:

Derivatives not designated as hedging	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
instruments under ASC 815	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
	on Derivatives	2024	2023	2024	2023

Metal commodity contracts	Cost of materials sold	$5.3	$(0.5)	$4.4	$7.1
Foreign exchange contracts	Other income and (expense), net	—	(0.1)	0.1	(0.1)
Total		$5.3	$(0.6)	$4.5	$7.0

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

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically three months or less. See the Condensed Consolidated Balance Sheets for the June 30, 2024 and December 31, 2023 values of these assets and liabilities.

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

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three-month and six-month periods ended June 30, 2024:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2024	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(7.6)	—	—	0.2	(7.4)
Foreign currency translation	—	—	—	—	—	—	(3.3)	—	(0.1)	(3.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	1.1	—	1.1
Share repurchases, net of tax of zero	—	—	(31)	(1.0)	—	—	—	—	—	(1.0)
Stock-based compensation expense, net	436	—	(111)	(3.7)	3.3	—	—	—	—	(0.4)
Cash dividends and dividend equivalents	—	—	—	—	0.2	(6.4)	—	—	—	(6.2)
Balance at March 31, 2024	39,887	$0.4	(5,555)	$(184.0)	$415.1	$799.2	$(55.5)	$(86.7)	$8.7	$897.2
Net income	—	—	—	—	—	9.9	—	—	0.4	10.3
Foreign currency translation	—	—	—	—	—	—	(3.1)	—	—	(3.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Share repurchases, net of tax $0.1	—	—	(647)	(14.1)	—	—	—	—	—	(14.1)
Stock-based compensation expense, net	1	—	—	—	4.1	—	—	—	—	4.1
Issuance of common stock	6	—	—	—	0.1	—	—	—	—	0.1
Dividends declared to non-controlling interest									(0.6)	(0.6)
Cash dividends and dividend equivalents	—	—	—	—	—	(6.5)	—	—	—	(6.5)
Balance at June 30, 2024	39,894	$0.4	(6,202)	$(198.1)	$419.3	$802.6	$(58.6)	$(87.7)	$8.5	$886.4

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three-month and six-month periods ended June 30, 2023:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	47.3	—	—	0.2	47.5
Foreign currency translation	—	—	—	—	—	—	1.5	—	(0.1)	1.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax of $0.4		—	(1,518)	(53.6)	—	—	—	—	—	(53.6)
Stock-based compensation expense, net	390	—	(90)	(3.2)	2.5	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	0.1	(6.0)	—	—	—	(5.9)
Balance at March 31, 2023	39,449	$0.4	(3,679)	$(117.9)	$400.3	$733.8	$(55.4)	$(88.2)	$8.0	$881.0
Net income	—	—	—	—	—	37.6	—	—	—	37.6
Foreign currency translation	—	—	—	—	—	—	2.0	—	0.1	2.1
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax $0.5	—	—	(1,382)	(51.0)	—	—	—	—	—	(51.0)
Stock-based compensation expense, net	—	—	—	—	3.7	—	—	—	—	3.7
Issuance of common stock	1
Cash dividends and dividend equivalents		—	—	—	—	(6.3)	—	—	—	(6.3)
Balance at June 30, 2023	39,450	$0.4	(5,061)	$(168.9)	$404.0	$765.1	$(53.4)	$(88.9)	$8.1	$866.4

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2024:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2024	$(52.2)	$(87.8)
Other comprehensive income (loss) before reclassifications	(6.4)	0.8
Amounts reclassified from accumulated other comprehensive income into net income	—	(0.7)
Net current-period other comprehensive income (loss)	(6.4)	0.1
Balance at June 30, 2024	$(58.6)	$(87.7)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2024:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	June 30, 2024
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.7)	$(1.5)	Other income and (expense), net
Pension settlement loss (gain)	(0.6)	1.1	Other income and (expense), net
Curtailment gain	—	(0.3)	Other income and (expense), net
Total before tax	(1.3)	(0.7)
Tax expense	0.3	—
Net of tax	$(1.0)	$(0.7)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	June 30, 2023
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(1.0)	$(2.0)	Other income and (expense), net
Total before tax	(1.0)	(2.0)
Tax expense	0.3	0.6
Net of tax	$(0.7)	$(1.4)

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2024	2023	2024	2023
Carbon Steel Flat	30%	26%	29%	26%
Carbon Steel Plate	10	10	11	10
Carbon Steel Long	13	14	13	14
Stainless Steel Flat	14	15	14	16
Stainless Steel Plate	5	5	5	5
Stainless Steel Long	4	5	4	5
Aluminum Flat	16	15	16	15
Aluminum Plate	2	3	2	2
Aluminum Long	4	5	4	5
Other	2	2	2	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales	(In millions)		(In millions)
United States	$1,107.3	$1,223.8	$2,232.6	$2,512.1
Foreign countries	118.2	119.7	232.1	237.5
Total	$1,225.5	$1,343.5	$2,464.7	$2,749.6

Revenue is recognized either at a point in time or over time based on if the contract has an enforceable right to payment and the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2024	2023	2024	2023
Revenue on products with an alternative use	86%	87%	86%	87%
Revenue on products with no alternative use	14	13	14	13
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $532.2 million and $469.4 million as of June 30, 2024 and December 31, 2023, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, customer prepayments, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $20.2 million and $18.8 million at June 30, 2024 and December 31, 2023, respectively. Contract liabilities amounted to $17.4 million and $16.1 million at June 30, 2024 and December 31, 2023, respectively. Contract liabilities satisfied during the six-month period ended June 30, 2024 amounted to $3.7 million.

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of June 30, 2024:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2024	$1.7
Current period provision	2.4
Write-offs charged against allowance	(1.1)
Translation	0.2
Balance at June 30, 2024	$3.2

NOTE 14: INCOME TAXES

For the three months ended June 30, 2024, the Company recorded income tax expense of $3.0 million compared to income tax expense of $12.1 million in the prior year. The income tax expense for the three months ended June 30, 2024 and 2023 primarily represents taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. For the six months ended June 30, 2024, the Company recorded income tax expense of $0.9 million compared to income tax expense of $26.9 million in the prior year. The income tax expense for the six months ended June 30, 2024 and 2023 primarily represents taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. The decrease in income tax in the first six months of 2024 compared to the first six months of 2023 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4.0 million at both June 30, 2024 and December 31, 2023.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. The reserve for uncertain tax benefits increased from $2.7 million as of December 31, 2023 to $2.9 million as of June 30, 2024 due to accrued interest related to uncertain tax positions.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 206,844 and zero for the six months ended June 30, 2024 and 2023, respectively. Antidilutive shares were related to outstanding restricted stock units.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings per share	2024	2023	2024	2023
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income attributable to Ryerson Holding Corporation	$9.9	$37.6	$2.3	$84.9
Denominator:
Weighted average shares outstanding	34,159	34,951	34,091	35,698
Dilutive effect of stock-based awards	259	502	480	647
Weighted average shares outstanding adjusted for dilutive securities	34,418	35,453	34,571	36,345

Earnings per share
Basic	$0.29	$1.07	$0.07	$2.38
Diluted	$0.29	$1.06	$0.07	$2.33

NOTE 16: SUBSEQUENT EVENTS

Share Repurchase Authorization. As of June 30, 2024, $24.3 million of the $100.0 million remained under the existing share repurchase authorization expiring in April 2025. On July 30, 2024, the Board of Directors authorized increasing and extending the Company's share repurchase program by an additional $50.0 million expiring in April 2026. Under the share repurchase authorization, management has discretion in determining the conditions under which shares may be purchased from time to time.

Dividends. On July 30, 2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on September 19, 2024, to stockholders of record as of September 5, 2024. Future quarterly dividends, if any, will be subject to Board approval.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the second quarter of 2024, Ryerson experienced lower average selling prices of 3.2% and an increase in shipments of 2.2%, compared to the first quarter of 2024, as the period was characterized by sequential restocking demand, offset by a lower pricing environment. In the first six months of 2024, Ryerson experienced lower average selling prices of 9.5% and a decrease in shipments of 1.0% compared to the first six months of 2023, due to the effects of contracting industrial manufacturing demand, which influenced both lower volumes as well as lower pricing.

Key steel industry economic indicators continued to report a contraction in industrial activity during the second quarter of 2024. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported readings below the growth threshold of 50, with a reading of 48.5 in June and readings of 48.7 and 49.2 in May and April, respectively, after indicating growth in March of 2024 with a reading of 50.3. The March 2024 growth reading was preceded by sixteen consecutive months of contractionary factory activity. U.S. Industrial Production, which measures industrial sector business output, reported contractionary year-over-year output for most of the second quarter, with a May reading of 0.4% as the first increase in five months.

According to the Metal Service Center Institute, North American service center volumes decreased by 3.3% in the first six months of 2024 compared to the first six months of 2023. Ryerson's North American volumes decreased 2.5% over the same period. Compared to the first six months of 2023, Ryerson's overall consolidated end market demand, as measured by sales volumes, has decreased by 1.0% for the first six months of 2024, with decreased volumes in Consumer Durables, Industrial Machinery & Equipment, Commercial Ground Transportation, and Construction Equipment sectors. Decreases in these end-markets were partially offset by increased volumes in Food Processing & Agriculture, HVAC, and the Metal Fabrication & Machine Shops sectors. On a quarterly sequential basis, the industry volume decreased 0.2% compared to an increase in Ryerson's North American volume of 1.7%. On a quarterly sequential basis, Ryerson's overall consolidated volumes have increased by 2.2%, with the largest increases in HVAC, Construction Equipment, Consumer Durable, and the Oil & Gas sectors.

First Six Months 2024 vs. First Six Months 2023 Performance

$2.5B	17.9%		$2.3M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
10% decrease		120bps decrease	$83M decrease
$0.07	$0.14		$(21.9)M
Diluted Income Per Share	Adj. Diluted Income Per Share*		Cash used in Operating Activities
$2.26 decrease		$2.19 decrease	$218M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income and adjusted diluted earnings per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income and diluted earnings per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income and adjusted diluted earnings per share do not represent, and should not be used as a substitute for, net income or diluted earnings per share determined in accordance with GAAP. As illustrated in the below table, the net income attributable to Ryerson Holding Corporation of $2.3 million includes a restructuring charge of $1.7 million, as well as a pension settlement loss of $2.2 million and a $0.3 million curtailment gain related to various retirement benefit plans. After adjusting for these non-core business transactions and the related income taxes, the adjusted net income attributable to Ryerson Holding Corporation for the first six months 2024 is $5.0 million, a decrease of $79.9 million compared to net income attributable to Ryerson Holding Corporation of $84.9 million in the first six months of 2023 which had no adjustments.

(Dollars and shares in millions, except per share data)	First Six Months 2024	First Six Months 2023
Net income attributable to Ryerson Holding Corporation	$2.3	$84.9
Restructuring and other costs	1.7	—
Pension settlement loss	2.2	—
Benefit plan curtailment gain	(0.3)	—
Benefit for income taxes on above items	(0.9)	—
Adjusted net income attributable to Ryerson Holding Corporation	$5.0	$84.9
Diluted earnings per share	$0.07	$2.33
Adjusted diluted earnings per share	$0.14	$2.33
Shares outstanding – diluted	34.6	36.3

Recent Developments

On July 11, 2024, the US government announced that it will impose a “melt and pour” requirement for imports of steel products from Mexico and will impose section 232 tariffs of 25% for steel products that are melted and poured in a country other than Mexico, Canada, or the US. The move is expected to help close a loophole in section 232 of the Trade Expansion Act ("Section 232") that has allowed steel produced outside of North America to avoid the tariffs by shipping via Mexico for further processing before being exported to the US. Additionally, the US will impose a “smelt and cast” requirement for aluminum imports from Mexico. Specifically, any product from Mexico whose “primary country of smelt, secondary country of smelt, or country of most recent cast” is China, Russia, Belarus, or Iran will be subject to 10% 232 duties upon entering the US. We believe the impact of these regulatory measures are supportive of US domestic supply and may be beneficial to Ryerson’s volumes and average selling prices.

On May 14, 2024, the U.S. government announced trade actions that increased tariffs across strategic sectors such as steel and aluminum, semiconductors, electric vehicles, batteries, critical minerals, solar cells, ship-to-shore cranes, and medical products. The tariff rate on certain steel and aluminum products under Section 301 of the Trade Act of 1974 ("Section 301") will increase from between zero to 7.5% to 25% in 2024. We anticipate that these actions will provide limited support for metal commodity prices, given China steel and aluminum imports represent a small portion of overall U.S. imports at 2.2% and 3.6%, respectively, in 2023.

On April 12, 2024, the U.S. and United Kingdom governments prohibited metal-trading exchanges from accepting new aluminum, copper, and nickel produced by Russia and barred the import of the metals into the U.S. and Britain. We anticipate these actions will provide support for metal commodity prices, but ultimately the impact on the Company's operations is unclear.

On February 24, 2023, the US government announced trade actions targeting goods and entities from Russia, which included a proclamation to impose 200% ad valorem tariffs on Russian-origin aluminum products and derivative products and other articles made from Russian primary aluminum or Russian aluminum castings. The duties will be imposed under Section 232 and cited by the White House due to (1) challenges faced by US aluminum producers in the face of high levels of aluminum imports and high energy prices; (2) recent increases in imports of aluminum from Russia, whose market is especially export-oriented, by 53 percent between March and July 2022; and (3) the fact that the Russian aluminum industry is a key part of Russia's defense industrial base. Ryerson has communicated to all vendors that we will not accept any Russian originating metal. The trade actions announced by the US government should support prices for Ryerson's product sales mix as the underlying domestic and North American supply-demand balance is protected from oversupply.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three-month and six-month periods ended June 30, 2024 and 2023 (certain percentages may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,225.5	100.0%	$1,343.5	100.0%	$2,464.7	100.0%	$2,749.6	100.0%
Cost of materials sold	1,002.0	81.8	1,082.6	80.6	2,023.6	82.1	2,224.5	80.9
Gross profit	223.5	18.2	260.9	19.4	441.1	17.9	525.1	19.1
Warehousing, delivery, selling, general, and administrative expenses	199.0	16.2	202.6	15.1	415.8	16.9	396.8	14.4
Restructuring and other costs	1.7	0.1	—	—	1.7	0.1	—	—
Operating profit	22.8	1.9	58.3	4.3	23.6	1.0	128.3	4.7
Other (expenses) and income	(9.5)	(0.8)	(8.6)	(0.6)	(19.8)	(0.8)	(16.3)	(0.6)
Income before income taxes	13.3	1.1	49.7	3.7	3.8	0.2	112.0	4.1
Provision for income taxes	3.0	0.2	12.1	0.9	0.9	—	26.9	1.0
Net income	10.3	0.8	37.6	2.8	2.9	0.1	85.1	3.1
Less: Net income attributable to noncontrolling interest	0.4	—	—	—	0.6	—	0.2	—
Net income attributable to Ryerson Holding Corporation	$9.9	0.8%	$37.6	2.8%	$2.3	0.1%	$84.9	3.1%
Basic earnings per share	$0.29		$1.07		$0.07		$2.38
Diluted earnings per share	$0.29		$1.06		$0.07		$2.33

Net sales

The following charts show the Company’s percentage of sales by major product lines for the six months ended June 30, 2024 and 2023:

	June 30,		Dollar	Percentage
	2024	2023	change	change
	($ in millions)
Net sales (three months ended)	$1,225.5	$1,343.5	$(118.0)	(8.8)%
Net sales (six months ended)	$2,464.7	$2,749.6	$(284.9)	(10.4)%

	June 30,		Tons	Percentage
	2024	2023	change	change
	(in thousands)
Tons sold (three months ended )	508	496	12	2.4%
Tons sold (six months ended)	1,005	1,015	(10)	(1.0)%

	June 30,		Price	Percentage
	2024	2023	change	change
Average selling price per ton sold (three months ended)	$2,412	$2,709	$(297)	(11.0)%
Average selling price per ton sold (six months ended)	$2,452	$2,709	$(257)	(9.5)%

Revenue for the three-month and six-month periods ended June 30, 2024 decreased from the same periods a year ago due to lower average selling prices caused by lower commodity prices in 2024. Compared to the year ago periods, average selling prices decreased for all of our product lines in the three-month and six-month periods ended June 30, 2024 with the largest decreases in our stainless flat, stainless plate, stainless long, and carbon plate products. Tons sold decreased slightly in the six-month period while increasing in the three-month period ended June 30, 2024, compared to the year ago periods. The product lines with the largest decreases in tons sold in 2024 are our carbon long and aluminum long product lines partially offset by an increase in carbon flat tons sold in the three-month and six-month periods ended June 30, 2024 and in carbon plate tons sold in the second quarter of 2024.

Cost of materials sold

	June 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$1,002.0	81.8%	$1,082.6	80.6%	$(80.6)	(7.4)%
Cost of materials sold (six months ended)	$2,023.6	82.1%	$2,224.5	80.9%	$(200.9)	(9.0)%

	June 30,		Cost	Percentage
	2024	2023	change	change
Average cost of materials sold per ton sold (three months ended)	$1,972	$2,183	$(211)	(9.7)%
Average cost of materials sold per ton sold (six months ended)	$2,013	$2,192	$(179)	(8.2)%

The decrease in cost of materials sold in the three-month and six-month periods ended June 30, 2024 compared to the year ago periods is primarily due to a decrease in average cost of materials sold per ton. Compared to the year ago periods the average cost of materials sold decreased across all product lines with the largest decreases in our stainless flat, stainless plate, stainless long, and carbon plate product lines. During the second quarter of 2024, LIFO income was $10.0 million compared to LIFO income of $9.0 million in the second quarter of 2023. During the first six months of 2024, LIFO income was $9.0 million compared to LIFO income of $5.0 million in the first six months of 2023.

Gross profit

	June 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$223.5	18.2%	$260.9	19.4%	$(37.4)	(14.3)%
Gross profit (six months ended)	$441.1	17.9%	$525.1	19.1%	$(84.0)	(16.0)%

Gross profit decreased in the three-month and six-month periods ended June 30, 2024 compared to the year ago period as average selling price decreased faster than the decrease in the average cost of materials sold, resulting in a decrease in gross margin. The decrease in averaged selling prices reflected the impact of lower metals commodity prices in the first six months of 2024.

Operating expenses

	June 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$199.0	16.2%	$202.6	15.1%	$(3.6)	(1.8)%
Warehousing, delivery, selling, general, and administrative expenses (six months ended)	$415.8	16.9%	$396.8	14.4%	$19.0	4.8%

Restructuring and other charges (three months ended)	$1.7	0.1%	$—	—	$1.7	—
Restructuring and other assets (six months ended)	$1.7	0.1%	$—	—	$1.7	—

Warehousing, delivery, selling, general, and administrative expenses declined $3.6 million in the second quarter of 2024 compared to the second quarter of 2023 while expenses increased $19.0 million in the six-month period ended June 30, 2024 compared to the year ago period . Expenses in the second quarter of 2024 included $7.2 million of expenses from companies acquired during 2023, while the first six months of 2024 included expenses of $15.1 million from companies acquired in 2023. Excluding the impact of acquisitions, expenses decreased $10.8 million in the second quarter of 2024 compared to the second quarter of 2023 and expenses increased $3.9 in the six-month period ended June 30, 2024 compared to the year ago period. On a same-store basis, expenses in the three-month and six-month periods changed in the following categories from the prior year periods:

•
higher reorganization costs of $6.1 million in the second quarter of 2024 and $24.3 million in the first six months of 2024 primarily due to start up costs associated with our new state of the art University Park location as well as system conversion activity;
•
lower selling, general, and administrative expenses of $0.7 million in the second quarter of 2024 compared to the second quarter of 2023 as travel and entertainment expenses decreased while selling, general, and administrative expenses were $2.1 million higher in the first six months of 2024 resulting from higher credit loss accruals and higher consulting fees;
•
lower incentive compensation expense of $3.7 million in the second quarter of 2024 and $6.2 million in the first six months of 2024;
•
lower benefit expense of $3.8 million in the second quarter of 2024 and $4.4 million in the first six months of 2024 primarily due to lower medical expense;
•
lower overtime and temporary help expense of $3.1 million in the second quarter of 2024 and $4.3 million in the first six months of 2024;
•
lower operating expenses of $3.5 million in the second quarter of 2024 and $4.1 million in the first six months of 2024; and
•
lower delivery expense of $0.3 million in the second quarter and $1.4 million in the first six months of 2024.

The three month and six month periods ended June 30, 2024 include a restructuring charge of $1.7 million related to severance costs for headcount reductions as we work on optimizing our operating model and improving productivity.

Operating profit

	June 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three months ended)	$22.8	1.9%	$58.3	4.3%	$(35.5)	(60.9)%
Operating profit (six months ended)	$23.6	1.0%	$128.3	4.7%	$(104.7)	(81.6)%

Our operating profit decreased in the three-month and six month periods ended June 30, 2024 compared to the three-month and six-month periods ended June 30, 2023, primarily due to the decrease in average selling prices and gross profit discussed above.

Other expenses

	June 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(11.3)	(0.9)%	$(8.3)	(0.6)%	$3.0	36.1%
Interest and other expense on debt (six months ended)	$(21.4)	(0.9)%	$(15.9)	(0.6)%	$5.5	34.6%
Other income and (expense), net (three months ended)	$1.8	0.1%	$(0.3)	—	$2.1	700.0%
Other income and (expense), net (six months ended)	$1.6	0.1%	$(0.4)	—	$2.0	500.0%

Interest and other expense on debt increased in the three-month and six-month period ended June 30, 2024 compared to the year ago period primarily due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and higher interest rates on the Ryerson Credit Facility borrowings in the first six months of 2024.

The other expense in the first six months of 2024 includes a $2.2 million settlement loss resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Partially offsetting the $2.2 million settlement loss was a $1.1 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for the Central Steel & Wire ("CSW") pension and other post-employment benefit plans resulting from workforce reductions at CSW related to the move of the CSW headquarters and main operations to a new facility in University Park, IL. Other income and (expense), net in the first six months of 2024 also includes foreign currency translation gains of $1.6 million. Other income and (expense), net in the first six months of 2023 is primarily related to foreign currency translation losses.

Provision for income taxes. Our effective income tax rate was 22.6% in the second quarter of 2024 and 23.7% in the first six months of 2024 compared to 24.4% in the second quarter of 2023 and 24.0% in the first six months of 2023. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods.

Earnings (loss) per share. Basic income per share was $0.29 in the second quarter of 2024 and $0.07 in the first six months of 2024 compared to basic earnings per share of $1.07 in the second quarter of 2023 and $2.38 in the first six months of 2023. Diluted income per share was $0.29 in the second quarter of 2024 and $0.07 in the first six months of 2024 compared to diluted earnings per share of $1.06 in the second quarter of 2023 and $2.33 in the first six months of 2023. The changes in earnings per share are due to the results of operations discussed above as well as having fewer shares outstanding in the second quarter of 2024 and the first six months of 2024 after the repurchase of 1,068,566 shares of common stock since July 1, 2023.

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

We had cash and cash equivalents of $28.0 million at June 30, 2024, compared to $54.3 million at December 31, 2023. Our total debt outstanding at June 30, 2024 increased to $525.4 million compared to $436.5 million at December 31, 2023. We had a debt-to-capitalization ratio of 37% and 32% at June 30, 2024 and December 31, 2023, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $585 million at June 30, 2024 versus $656 million at December 31, 2023. Our net debt (defined as total debt less cash and cash equivalents) was $497 million and $382 million at June 30, 2024 and December 31, 2023, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$28	$54
Availability under Ryerson Credit Facility and foreign debt facilities	557	602
Total liquidity	$585	$656

Below is a reconciliation of total debt to net debt:

	June 30, 2024	December 31, 2023
	(In millions)
Total debt	$525	$436
Less: cash and cash equivalents	(28)	(54)
Net debt	$497	$382

Of the total cash and cash equivalents as of June 30, 2024, $7.6 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net income	$2.9	$85.1
Depreciation and amortization	35.4	28.8
Deferred income taxes	0.4	10.1
Change in operating assets and liabilities:
Receivables	(65.4)	(59.9)
Inventories	36.5	48.0
Accounts payable	(16.6)	103.2
Accrued liabilities	(15.4)	(23.5)
Accrued taxes payable/receivable	(4.6)	11.9
All other operating cash flows	4.9	(8.0)
Net cash provided by (used in) operating activities	(21.9)	195.7
Acquisitions, net of cash acquired	—	(50.2)
Capital expenditures	(44.5)	(74.1)
All other investing cash flows	1.1	0.1
Net cash used in investing activities	(43.4)	(124.2)
Net proceeds of short-term borrowings	90.4	29.3
Net increase (decrease) in book overdrafts	(8.2)	14.1
Dividends paid to shareholders	(12.8)	(12.2)
Share repurchases	(15.0)	(103.6)
Contingent payment related to acquisitions	(5.3)	—
All other financing cash flows	(9.4)	(7.5)
Net cash provided by (used in) financing activities	39.7	(79.9)
Effect of exchange rates on cash and cash equivalents	(0.6)	(1.0)
Net change in cash and cash equivalents	$(26.2)	$(9.4)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first six months of 2024, working capital requirements increased due to an increase in accounts receivable from higher sales levels compared to the fourth quarter of 2023. Partially offsetting the increase in accounts receivable was a decrease in inventory, as market prices for metals decreased in the first six months of 2024, which also decreased accounts payable balances. In the first six months of 2023, working capital requirements decreased as inventory costs declined as market prices for metals decreased in the first six months of 2023. Revenue increased in the second quarter of 2023 compared to the fourth quarter of 2022 causing an increase in accounts receivable while material purchases were higher at the end of the second quarter of 2023 compared to the end of the fourth quarter of 2022 resulting in an increase in accounts payable.

Investing activities. The Company's main investing activities are capital expenditures and acquisitions. Capital expenditures have decreased year-over-year to $44.5 million for the first six months of 2024 compared to $74.1 million in the first six months of 2023 as the Company is nearing completion of its investment in a new facility in University Park, Illinois, a project which began in 2022. In the first six months of 2023, the Company paid $39.9 million to acquire BLP Holdings, LLC and $9.7 million to purchase certain assets from ExOne Operating, LLC. See Note 6: Acquisitions within Part I, Item I of this report, for further discussion of the 2023 acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first six months of 2024, we increased credit facility borrowings to fund our increase in working capital requirements and capital expenditures. In the first six months of 2023, we increased credit facility borrowings to fund the acquisition of BLP Holdings, LLC and the asset purchase from ExOne Operating, LLC. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid in the first six months of 2024 were $12.8 million compared to $12.2 million paid to shareholders in the first six months of 2023. We repurchased $15.0 million of common stock during the first six months of 2024 compared to $103.6 million of common stock repurchased in the first six months of 2023. In the first six months of 2024, the Company paid $1.9 million and $3.4 million in holdback payments for the 2022 acquisitions of Howard Precision Metals, Inc. and Excelsior, Inc., respectively.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds which totaled $3 million and $12 million, respectively as of June 30, 2024. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $525.4 million at June 30, 2024 from $436.5 million at December 31, 2023, mainly due to cash utilized in operating activities in the first six months of 2024 related to higher working capital as well as cash utilized in investing activities related to capital expenditures.

Total debt outstanding as of June 30, 2024 consisted of the following amounts: $528.0 million of borrowings under the Ryerson Credit Facility, $1.4 million of foreign debt, less $4.0 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2023, pension liabilities exceeded plan assets by $63.9 million. Through the six months ended June 30, 2024, we have made $3.1 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $8.0 million in the remaining six months of 2024 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

Due to the closure of the CSW headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost and therefore, a settlement gain of $1.1 million was recorded in the first six months of 2024. The discount rate for measuring obligations of the CSW pension plan increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

In the first quarter of 2024, the Ryerson Canada Bargaining Unit Pension Plan made $1.2 million of lump sum payments to plan participants and purchased $5.0 million of annuities on behalf of plan participants. The lump sum payments and annuity purchases consisted of all of the existing liabilities of the Ryerson Canada Bargaining Unit Pension Plan, resulting in the termination of the plan. The Ryerson Canada Bargaining Unit Pension Plan was fully funded as of the termination date, and as such, all lump sum payments and annuity purchases were funded with pension plan assets. As a result, the Company recorded a $2.2 million settlement loss in February of 2024.

The net settlement loss and the curtailment gain were recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of June 30, 2024.

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

Material Cash Requirements

The Company expects to make approximately $529 million in principal payments to satisfy its debt obligations, consisting of $1 million of foreign debt coming due within a year, and $528 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

The Company expects to pay approximately $35 million of interest on the Ryerson Credit Facility and foreign debt over the next 12 months and $70 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2043 and finance leases expiring at various times through 2030. The total amount of future lease payments is estimated to be $486 million, with $47 million due over the next 12 months. We did not have material leases signed but not yet commenced as of June 30, 2024.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of June 30, 2024, we had outstanding purchase obligations of approximately $32 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our variable-rate long-term debt. As of June 30, 2024 and December 31, 2023, we have no publicly traded debt. The carrying value of our debt was $525.4 million and $436.5 million at June 30, 2024 and December 31, 2023, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2024, we have no outstanding interest rate swaps.

As of June 30, 2024 all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first six months of 2024 by approximately $2.9 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.7 million outstanding at June 30, 2024 and a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2024, the Company recognized a $0.1 million gain associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2024 would increase or decrease the fair value of the foreign currency contracts by $0.2 million or $0.3 million, respectively.

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

As of June 30, 2024, we had 61,549 tons of hot roll coil swap contracts with a net asset value of $2.6 million, 15,487 tons of aluminum swap contracts with a net asset value of $1.5 million, and 1,672 tons of nickel swap contracts with a net asset value of $8.7 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2024, the Company recognized a gain of $4.4 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of June 30, 2024 would increase or decrease the fair value of commodity derivative contracts by $1.3 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2024.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of June 30, 2024, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. Our share repurchases during the second quarter of 2024 were made in the open market under a Rule 10b5-1 plan under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
April 1, 2024 - April 30, 2024	—	$—	—	$38.4
May 1, 2024 - May 31, 2024	241,297	23.03	241,297	32.8
June 1, 2024 - June 30, 2024	406,033	20.93	406,033	24.3
	647,330		647,330

(1) On May 1, 2023, the Board of Directors authorized an increase in the existing share repurchase program to $100.0 million expiring in April 2025. On July 30, 2024, the Board of Directors authorized an increase of $50.0 million to the existing share repurchase program and extended the program to April 2026. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.1

Amendment No. 6, dated as of June 10, 2024 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

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

Date: July 30, 2024