Form 10-Q
period 2024-09-30
Ryerson Holding Corp
filed 2024-10-29
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, there were 31,847,117 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,126.6	$1,246.7	$3,591.3	$3,996.3
Cost of materials sold	924.6	997.4	2,948.2	3,221.9
Gross profit	202.0	249.3	643.1	774.4
Warehousing, delivery, selling, general, and administrative	196.9	193.0	612.7	589.8
Gain on insurance settlement	(1.3)	—	(1.3)	—
Restructuring and other charges	1.1	—	2.8	—
Operating profit	5.3	56.3	28.9	184.6
Other income and (expense), net	(0.2)	1.2	1.4	0.8
Interest and other expense on debt	(11.5)	(9.3)	(32.9)	(25.2)
Income (loss) before income taxes	(6.4)	48.2	(2.6)	160.2
Provision (benefit) for income taxes	(0.4)	12.9	0.5	39.8
Net income (loss)	(6.0)	35.3	(3.1)	120.4
Less: Net income attributable to noncontrolling interest	0.6	0.3	1.2	0.5
Net income (loss) attributable to Ryerson Holding Corporation	$(6.6)	$35.0	$(4.3)	$119.9
Comprehensive income (loss)	$(5.4)	$31.2	$(8.9)	$118.4
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.2	1.1	0.4
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(6.0)	$31.0	$(10.0)	$118.0
Basic earnings (loss) per share	$(0.20)	$1.02	$(0.13)	$3.40
Diluted earnings (loss) per share	$(0.20)	$1.00	$(0.13)	$3.34

Dividends declared per share	$0.1875	$0.1825	$0.5625	$0.5325

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income (loss)	$(3.1)	$120.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.9	42.4
Stock-based compensation	10.8	10.0
Deferred income taxes	(2.0)	16.5
Provision for allowances, claims, and doubtful accounts	3.7	2.3
Restructuring and other charges	2.8	—
Pension and other postretirement benefits curtailment gain	(0.3)	—
Pension settlement charge	0.6	—
Non-cash gain from derivatives	(3.5)	(8.3)
Other items	(1.3)	(0.3)
Change in operating assets and liabilities:
Receivables	(30.6)	(25.2)
Inventories	125.3	101.1
Other assets and liabilities	2.5	1.3
Accounts payable	(10.9)	30.5
Accrued liabilities	(23.6)	(22.5)
Accrued taxes payable/receivable	(2.4)	16.8
Deferred employee benefit costs	(10.2)	(10.0)
Net adjustments	115.8	154.6
Net cash provided by operating activities	112.7	275.0
Investing activities:
Acquisitions, net of cash acquired	(44.1)	(50.2)
Capital expenditures	(76.1)	(96.5)
Proceeds from sale of property, plant, and equipment	1.9	0.1
Proceeds from insurance settlement	—	0.3
Other items	(0.5)	(0.5)
Net cash used in investing activities	(118.8)	(146.8)
Financing activities:
Repayment of debt	(2.2)	(1.3)
Net proceeds (repayments) of short-term borrowings	86.8	(0.8)
Net increase (decrease) in book overdrafts	(13.1)	7.3
Principal payments on finance lease obligations	(5.1)	(5.1)
Dividends paid to shareholders	(18.8)	(18.5)
Share repurchases	(51.0)	(107.6)
Proceeds from exercise common stock options	0.1	—
Contingent payment related to acquisitions	(5.3)	—
Tax withholdings on stock-based compensation awards	(3.7)	(3.2)
Net cash used in financing activities	(12.3)	(129.2)
Net decrease in cash, cash equivalents, and restricted cash	(18.4)	(1.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.2)	(1.0)
Net change in cash, cash equivalents, and restricted cash	(18.6)	(2.0)
Cash, cash equivalents, and restricted cash—beginning of period	55.4	40.5
Cash, cash equivalents, and restricted cash—end of period	$36.8	$38.5
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$32.2	$20.7
Income taxes, net	8.5	6.6
Noncash investing activities:
Asset additions under operating leases	25.4	105.1
Asset additions under finance leases	5.3	3.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35.0	$54.3
Restricted cash	1.8	1.1
Receivables less provisions of $3.0 at September 30, 2024 and $1.7 at December 31, 2023	499.7	467.7
Inventories	681.4	782.5
Prepaid expenses and other current assets	83.5	77.8
Total current assets	1,301.4	1,383.4
Property, plant, and equipment, at cost	1,134.8	1,071.5
Less: Accumulated depreciation	499.7	481.9
Property, plant, and equipment, net	635.1	589.6
Operating lease assets	348.4	349.4
Other intangible assets	71.0	73.7
Goodwill	160.2	157.8
Deferred charges and other assets	17.2	15.7
Total assets	$2,533.3	$2,569.6
Liabilities
Current liabilities:
Accounts payable	$443.9	$463.4
Salaries, wages, and commissions	35.7	51.9
Other accrued liabilities	68.0	75.9
Short-term debt	1.8	8.2
Current portion of operating lease liabilities	31.7	30.5
Current portion of deferred employee benefits	4.0	4.0
Total current liabilities	585.1	633.9
Long-term debt	520.3	428.3
Deferred employee benefits	97.4	106.7
Noncurrent operating lease liabilities	338.0	336.8
Deferred income taxes	135.8	135.5
Other noncurrent liabilities	14.7	13.9
Total liabilities	1,691.3	1,655.1
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,896,148 and 39,450,659 shares issued at September 30, 2024 and December 31, 2023, respectively	0.4	0.4
Capital in excess of par value	422.7	411.6
Retained earnings	789.9	813.2
Treasury stock at cost – Common stock of 8,051,226 and 5,413,434 shares at September 30, 2024 and December 31, 2023, respectively	(234.4)	(179.3)
Accumulated other comprehensive loss	(145.7)	(140.0)
Total Ryerson Holding Corporation stockholders’ equity	832.9	905.9
Noncontrolling interest	9.1	8.6
Total equity	842.0	914.5
Total liabilities and equity	$2,533.3	$2,569.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.3% of our outstanding common stock.

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

Basis of Presentation

The Company's Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2024 and for the three-month and nine-month periods ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and therefore do not include all information and disclosures normally included in the annual Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimated amounts. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Results of operations for any interim period are not necessarily indicative of results of any future periods or for the year. The year-end Condensed Consolidated Balance Sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued that impact our financial statements.

Recently Issued Accounting Standards—Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”. This update requires public entities to enhance segment disclosures on both an interim and annual basis. These disclosures include, among others, significant segment expenses regularly reviewed by the chief operating decision maker ("CODM"), an amount for other segment items, the title and position of the CODM, a measure of segment profit or loss and how the CODM uses this information in assessing performance. Full segment disclosures will be required of entities that have a single operating segment. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods of fiscal years beginning after December 15, 2024 and should be adopted retrospectively to all prior periods presented in the financial statements. As this ASU only requires additional disclosure, we do not expect there to be an impact to the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and further information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. We will adopt this ASU as of January 1, 2025. As this ASU only requires additional disclosure, we do not expect there to be an impact to the consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$35.0	$54.3
Restricted cash	1.8	1.1
Total cash, cash equivalents, and restricted cash	$36.8	$55.4

We had cash restricted for the purpose of covering letters of credit that can be presented for potential insurance claims and product material purchases.

NOTE 4: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Under this method, older costs are included in inventory, which may be higher or lower than current costs. Interim LIFO calculations are based on projections of expected year-end inventory levels and costs. The year-end projection is then allocated to the interim quarters on a pro-rata basis. Year-end LIFO calculations are based on actual inventory levels and costs.

Inventories, at stated LIFO value, were classified at September 30, 2024 and December 31, 2023 as follows:

	September 30,	December 31,
	2024	2023
	(In millions)
In process and finished products	$681.4	$782.5

If current cost had been used to value inventories, such inventories would have been $121 million and $148 million higher than reported at September 30, 2024 and December 31, 2023, respectively. Approximately 88% of inventories are accounted for under the LIFO method at September 30, 2024 and December 31, 2023. Non-LIFO inventories consist primarily of inventory at our foreign facilities, where we use the moving average cost and the specific cost methods to value inventory. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $5.5 million and $7.1 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $160.2 million and $157.8 million at September 30, 2024 and December 31, 2023, respectively. We recognized $2.4 million of additional goodwill during the first nine months of 2024 related to purchase accounting adjustments for acquisitions completed in 2023. See Note 6: Acquisitions for further information.

Pursuant to FASB ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur that might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2023, and it was determined that no impairment existed.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We recorded an additional $4.7 million of intangible assets during the first nine months of 2024 relating to the acquisition of Production Metals, LLC ("Production Metals"). See Note 6: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

2024 Acquisitions

On August 1, 2024, JT Ryerson paid $44.1 million to acquire Production Metals. Based out of Monroe, Connecticut, Production Metals serves New England and the surrounding area with bar, tube, sheet, and plate products along with precision sawing, lasering, and water jet cutting in the aerospace, defense, and semiconductor end markets. Production Metals provides JT Ryerson with an opportunity to bolster our value-added aluminum, stainless, and specialty steel offerings in the Northeast United States and throughout the entire JT Ryerson network of service centers. This acquisition is not material to our consolidated financial statements. The company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" as of September 30, 2024.

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

On November 1, 2023, JT Ryerson acquired TSA Processing ("TSA"). Headquartered in Houston, Texas, with locations across the Midwest and Southern United States, TSA is a stainless steel and aluminum coil and sheet processor.

On December 1, 2023, JT Ryerson acquired Hudson Tool Steel Corporation ("Hudson"). Hudson is headquartered in Cerritos, California, with two facilities located in the Midwest and Northeast. Hudson is a supplier of tool steels and high-speed, carbon, and alloy steels.

The 2023 acquisitions strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which allow us to increase our offerings to better serve our diverse customer base across our entire network. In 2023, we paid a total of $127.5 million, net of cash acquired for the 2023 acquisitions. As of September 30, 2024, there is $1.3 million of unpaid purchase consideration related to the 2023 acquisitions accrued on the Condensed Consolidated Balance Sheet relating to holdback payments expected to be paid within 18 months of the acquisition date and working capital true ups.

We deemed the 2023 acquisitions individually immaterial, yet significant in the aggregate to the Condensed Consolidated Balance Sheets.

Included in the financial results for the three-month periods ended September 30, 2024 and September 30, 2023 was $26.3 million and $8.0 million of revenue, respectively, and a net loss of $0.4 million and net income of $1.0 million, respectively, from the 2023 Acquisitions. For the nine-month periods ended September 30, 2024 and September 30, 2023 there was $82.1 million and $21.0 million of revenue, respectively, and a net loss of $0.5 million and net income of $1.6 million, respectively, from the 2023 Acquisitions included in the financial results. The 2023 acquisitions are insignificant to the Company's Condensed Consolidated Statements of Comprehensive Income for the nine-months ended September 30, 2024 and the year-ended December 31, 2023. The financial results presented are for significance disclosure purposes only and are not indicative of future performance.

The allocations of the total purchase price from our combined 2023 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(In millions)
Cash and cash equivalents	$5.8
Receivables, less provisions	20.4
Inventories	11.6
Prepaid expenses and other current assets	2.0
Property, plant, and equipment	47.8
Operating lease assets	35.0
Other intangible assets	31.3
Goodwill	28.8
Other noncurrent assets	1.2
Total identifiable assets acquired	183.9
Accounts payable	(7.2)
Salaries, wages, and commissions	(2.0)
Other accrued liabilities	(0.7)
Operating lease liabilities	(32.4)
Deferred income taxes	(6.1)
Total liabilities assumed	(48.4)
Net identifiable assets acquired	$135.5

The 2023 acquisitions discussed above were all accounted for under the acquisition method of accounting and, accordingly, the purchase price for each transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. As needed, for each transaction the Company used a third-party valuation firm to estimate the fair values of property, plant, and equipment, leases, earn-outs, and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals. The Condensed Consolidated Balance Sheets reflect the allocations of each acquisition's purchase price as of September 30, 2024 and December 31, 2023. The purchase price allocations for all 2023 acquisitions are complete.

Included in the total purchase price is $0.9 million of contingent consideration at fair value. The contingent consideration is based on the attainment of certain financial metrics over the course of 4 years following the acquisition date with a maximum payout of $5.1 million. The fair value of the contingent consideration as of acquisition date was determined using a Monte Carlo simulation. During the second quarter of 2024, the fair value of the contingent consideration was determined to be zero based on actual financial performance and updated projections through the end of the earnout period and as a result, $0.9 million of income was recognized in other income and (expense), net in the Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration as of September 30, 2024 is zero.

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

On November 1, 2022, JT Ryerson acquired Excelsior, Inc. ("Excelsior"). In the first six months of 2024, JT Ryerson paid $3.4 million in holdback payments which are included in financing activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In millions)
Ryerson Credit Facility	$524.0	$433.0
Foreign debt	1.8	6.0
Other debt	—	2.2
Unamortized debt issuance costs and discounts	(3.7)	(4.7)
Total debt	522.1	436.5
Less: Short-term foreign debt	1.8	6.0
Less: Other short-term debt	—	2.2
Total long-term debt	$520.3	$428.3

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

At September 30, 2024, Ryerson had $524.0 million of outstanding borrowings, $1 million of letters of credit issued, and $409 million available under the Ryerson Credit Facility compared to $433.0 million of outstanding borrowings, $10 million of letters of credit issued, and $560 million available at December 31, 2023. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR rate is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread over the CORRA rate is 0.30% for a one-month interest period or 0.32% for a three-month interest period. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 6.4% at September 30, 2024 and 6.6% at December 31, 2023.

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

Foreign Debt

At September 30, 2024, Ryerson China's foreign borrowings were $1.1 million, which were owed to banks in Asia at a weighted average interest rate of 3.3% per annum and secured by inventory and property, plant, and equipment. Ryerson China had an additional $0.7 million debt related to letter of credit drawdowns that incur service charges (an initiation fee of 0.05%), rather than interest. These balances are secured with Ryerson China's accounts receivables. At December 31, 2023, Ryerson China’s foreign borrowings were $5.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had additional $0.6 million debt related to letter of credit drawdowns that incur service charges (an initial fee ranging between 0.15% and 0.30% and a redemption fee ranging from zero to 0.13% per month), rather than interest. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $47 million and $42 million at September 30, 2024 and December 31, 2023, respectively. Letters of credit issued by our foreign subsidiaries were $1 million at September 30, 2024 and December 31, 2023.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.3	$0.4	$—	$—
Interest cost	3.7	4.0	0.5	0.5
Expected return on assets	(3.8)	(4.1)	—	—
Settlement gain	(0.5)	—	—	—
Recognized actuarial (gain) loss	1.1	1.1	(1.9)	(2.1)
Net periodic benefit cost (credit)	$0.8	$1.4	$(1.4)	$(1.6)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.1	$1.3	0.1	$0.1
Interest cost	11.2	12.1	1.3	1.4
Expected return on assets	(11.4)	(12.3)	—	—
Settlement expense	0.6	—	—	—
Curtailment gain	(0.2)	—	(0.1)	—
Recognized actuarial (gain) loss	3.1	3.2	(5.5)	(6.2)
Net periodic benefit cost (credit)	$4.4	$4.3	$(4.2)	$(4.7)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Due to the closure of Central Steel & Wire's ("CSW") headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost therefore, a settlement gain of $1.6 million was recorded in the first nine months of 2024. The discount rate for measuring obligations increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

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

The net pension settlements and the curtailment gain were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2024.

The Company contributed $8.8 million to the pension plan funds through the nine months ended September 30, 2024, and anticipates that it will have a minimum required pension contribution funding of approximately $2.1 million for the remaining three months of 2024.

NOTE 9: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”) as disclosed in Part I, Item 1: Business - Environmental, Health, and Safety Matters and in Note 12 of the Notes to the Consolidated Financial Statements, in Part II, Item 8: Financial Statements in the Company's 2023 Form 10-K. In 2024, the EPA has indicated that it anticipates issuing a draft consent decree and that Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans, will be issued before the end of the year. This date was previously unannounced. It is expected that negotiation of the consent decree should be completed by the end of 2026 or, at the latest, March 2027. Additionally, the expected timing of the proposed Joint Preliminary Allocation Report relating to the allocation of costs among the PRPs has been pushed from the end of 2024 to the middle of 2025, at the earliest.

Other than the changes detailed above, there have been no material changes to the contingencies and legal matters from those disclosed in Part I, Item 1: Business - Environmental, Health, and Safety Matters and in Note 12 of the Notes to the Consolidated Financial Statements, in Part II, Item 8: Financial Statements in the Company's 2023 Form 10-K.

NOTE 10: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost or risk of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into fixed price natural gas contracts to manage the price risk of forecasted purchases of natural gas.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $11.3 million and $7.9 million as of September 30, 2024 and December 31, 2023, respectively, when incorporating the effects of master netting arrangements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$12.8	$12.7	Other accrued liabilities	$1.5	$4.8

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2024 and December 31, 2023:

	Notional Amount
Derivative Instruments	September 30, 2024	December 31, 2023	Unit of Measurement
Hot roll coil swap contracts	65,942	64,819	Tons
Aluminum swap contracts	6,860	20,319	Tons
Nickel swap contracts	1,588	1,375	Tons
Foreign currency exchange contracts	2.3 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023:

Derivatives not designated as hedging	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
instruments under ASC 815	Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
	on Derivatives	2024	2023	2024	2023

Metal commodity contracts	Cost of materials sold	$0.7	$2.4	$5.1	$9.5
Foreign exchange contracts	Other income and (expense), net	(0.1)	0.1	—	—
Total		$0.6	$2.5	$5.1	$9.5

Fair Value Measurements

The Company has various commodity derivatives to lock in hot roll coil, nickel, and aluminum prices for varying time periods. The fair value of hot roll coil, nickel, and aluminum derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, “Fair Value Measurement", these derivative balances are classified as Level 2 within the fair value hierarchy.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically three months or less. See the Condensed Consolidated Balance Sheets for the September 30, 2024 and December 31, 2023 values of these assets and liabilities.

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

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the nine months ended September 30, 2024:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2024	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(7.6)	—	—	0.2	(7.4)
Foreign currency translation	—	—	—	—	—	—	(3.3)	—	(0.1)	(3.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	1.1	—	1.1
Share repurchases, net of tax of zero	—	—	(31)	(1.0)	—	—	—	—	—	(1.0)
Stock-based compensation expense, net	436	—	(111)	(3.7)	3.3	—	—	—	—	(0.4)
Cash dividends and dividend equivalents	—	—	—	—	0.2	(6.4)	—	—	—	(6.2)
Balance at March 31, 2024	39,887	$0.4	(5,555)	$(184.0)	$415.1	$799.2	$(55.5)	$(86.7)	$8.7	$897.2
Net income	—	—	—	—	—	9.9	—	—	0.4	10.3
Foreign currency translation	—	—	—	—	—	—	(3.1)	—	—	(3.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Share repurchases, net of tax $0.1	—	—	(647)	(14.1)	—	—	—	—	—	(14.1)
Stock-based compensation expense, net	1	—	—	—	4.1	—	—	—	—	4.1
Issuance of common stock	6	—	—	—	0.1	—	—	—	—	0.1
Dividends declared to non-controlling interest	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Cash dividends and dividend equivalents	—	—	—	—	—	(6.5)	—	—	—	(6.5)
Balance at June 30, 2024	39,894	$0.4	(6,202)	$(198.1)	$419.3	$802.6	$(58.6)	$(87.7)	$8.5	$886.4
Net income (loss)	—	—	—	—	—	(6.6)	—	—	0.6	(6.0)
Foreign currency translation	—	—	—	—	—	—	1.6	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Share repurchases, net of tax $0.3	—	—	(1,849)	(36.3)	—	—	—	—	—	(36.3)
Stock-based compensation expense, net	2	—	—	—	3.4	—	—	—	—	3.4
Cash dividends and dividend equivalents	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Balance at September 30, 2024	39,896	$0.4	(8,051)	$(234.4)	$422.7	$789.9	$(57.0)	$(88.7)	$9.1	$842.0

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the nine months ended September 30, 2023:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	47.3	—	—	0.2	47.5
Foreign currency translation	—	—	—	—	—	—	1.5	—	(0.1)	1.4
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax of $0.4		—	(1,518)	(53.6)	—	—	—	—	—	(53.6)
Stock-based compensation expense, net	390	—	(90)	(3.2)	2.5	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	0.1	(6.0)	—	—	—	(5.9)
Balance at March 31, 2023	39,449	$0.4	(3,679)	$(117.9)	$400.3	$733.8	$(55.4)	$(88.2)	$8.0	$881.0
Net income	—	—	—	—	—	37.6	—	—	—	37.6
Foreign currency translation	—	—	—	—	—	—	2.0	—	0.1	2.1
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax $0.5	—	—	(1,382)	(51.0)	—	—	—	—	—	(51.0)
Stock-based compensation expense, net	—	—	—	—	3.7	—	—	—	—	3.7
Issuance of common stock	1
Cash dividends and dividend equivalents	—	—	—	—	—	(6.3)	—	—	—	(6.3)
Balance at June 30, 2023	39,450	$0.4	(5,061)	$(168.9)	$404.0	$765.1	$(53.4)	$(88.9)	$8.1	$866.4
Net income	—	—	—	—	—	35.0	—	—	0.3	35.3
Foreign currency translation	—	—	—	—	—	—	(3.3)	—	(0.1)	(3.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.3	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Share repurchases, net of tax $0.1	—	—	(133)	(4.0)	—	—	—	—	—	(4.0)
Stock-based compensation expense	—	—	—	—	3.8	—	—	—	—	3.8
Cash dividends and dividend equivalents	—	—	—	—	—	(6.3)	—	—	—	(6.3)
Balance at September 30, 2023	39,450	$0.4	(5,194)	$(172.9)	$407.8	$793.8	$(56.7)	$(89.6)	$8.3	$891.1

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2024:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2024	$(52.2)	$(87.8)
Other comprehensive income (loss) before reclassifications	(4.8)	0.8
Amounts reclassified from accumulated other comprehensive income into net income	—	(1.7)
Net current-period other comprehensive income (loss)	(4.8)	(0.9)
Balance at September 30, 2024	$(57.0)	$(88.7)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2024:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Nine Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	September 30, 2024
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.8)	$(2.3)	Other income and (expense), net
Pension settlement loss (gain)	(0.5)	0.6	Other income and (expense), net
Curtailment gain	—	(0.3)	Other income and (expense), net
Total before tax	(1.3)	(2.0)
Tax expense	0.3	0.3
Net of tax	$(1.0)	$(1.7)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Nine Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	September 30, 2023
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(1.0)	$(3.0)	Other income and (expense), net
Total before tax	(1.0)	(3.0)
Tax expense	0.3	0.9
Net of tax	$(0.7)	$(2.1)

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2024	2023	2024	2023
Carbon Steel Flat	31%	27%	30%	26%
Carbon Steel Plate	10	11	10	10
Carbon Steel Long	12	14	13	14
Stainless Steel Flat	15	15	14	16
Stainless Steel Plate	5	5	5	5
Stainless Steel Long	4	4	4	5
Aluminum Flat	15	15	16	15
Aluminum Plate	3	3	3	3
Aluminum Long	4	4	4	4
Other	1	2	1	2
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	(In millions)		(In millions)
United States	$1,010.1	$1,130.2	$3,242.7	$3,642.3
Foreign countries	116.5	116.5	348.6	354.0
Total	$1,126.6	$1,246.7	$3,591.3	$3,996.3

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2024	2023	2024	2023
Revenue on products with an alternative use	86%	87%	86%	87%
Revenue on products with no alternative use	14	13	14	13
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $502.7 million and $469.4 million as of September 30, 2024 and December 31, 2023, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, customer prepayments, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $20.9 million and $18.8 million at September 30, 2024 and December 31, 2023, respectively. Contract liabilities amounted to $15.8 million and $16.1 million at September 30, 2024 and December 31, 2023, respectively. Contract liabilities satisfied during the nine-month period ended September 30, 2024 amounted to $2.3 million.

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

The following table provides a reconciliation of the provision for credit losses reported within the Condensed Consolidated Balance Sheets as of September 30, 2024:

Changes in Provision for Expected Credit Losses
(In millions)
Balance at January 1, 2024	$1.7
Current period provision	3.0
Write-offs charged against allowance	(1.9)
Translation	0.2
Balance at September 30, 2024	$3.0

NOTE 14: INCOME TAXES

For the three months ended September 30, 2024, the Company recorded an income tax benefit of $0.4 million compared to income tax expense of $12.9 million in the prior year. The income tax benefit for the three months ended September 30, 2024 and the income tax expense for the three months ended September 30, 2023 primarily represents taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. For the nine months ended September 30, 2024, the Company recorded income tax expense of $0.5 million compared to income tax expense of $39.8 million in the prior year. The income tax expense for the nine months ended September 30, 2024 and 2023 primarily represents taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. The decrease in income tax in the first nine months of 2024 compared to the first nine months of 2023 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by ASC 740, the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4.0 million at both September 30, 2024 and December 31, 2023.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. The reserve for uncertain tax benefits increased from $2.7 million as of December 31, 2023 to $2.9 million as of September 30, 2024 due to accrued interest related to uncertain tax positions.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 207,029 and 137,958 for the three-month and nine-month periods ended September 30, 2024 and zero for the three-month and nine-month periods ended September 30, 2023, respectively. Antidilutive shares were related to outstanding restricted stock units.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings per share	2024	2023	2024	2023
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(6.6)	$35.0	$(4.3)	$119.9
Denominator:
Weighted average shares outstanding	32,746	34,349	33,639	35,244
Dilutive effect of stock-based awards	—	546	—	613
Weighted average shares outstanding adjusted for dilutive securities	32,746	34,895	33,639	35,857

Earnings (loss) per share
Basic	$(0.20)	$1.02	$(0.13)	$3.40
Diluted	$(0.20)	$1.00	$(0.13)	$3.34

NOTE 16: SUBSEQUENT EVENTS

Dividends. On October 29, 2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on December 19, 2024, to stockholders of record as of December 5, 2024. Future quarterly dividends, if any, will be subject to Board approval.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the third quarter of 2024, Ryerson experienced lower average selling prices of 3.7% and a decrease in shipments of 4.5%, compared to the second quarter of 2024, as the period was characterized by slower sequential demand in a declining pricing environment. In the first nine months of 2024, Ryerson experienced lower average selling prices of 10.0% and a decrease in shipments of 0.2% compared to the first nine months of 2023, due to the effects of contracting industrial manufacturing demand, which influenced both lower pricing as well as lower volume.

Key steel industry economic indicators continued to report a contraction in industrial activity during the third quarter of 2024. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported readings below the growth threshold of 50, with a reading of 47.2 in September and readings of 47.2 and 46.8 in August and July, respectively. Excluding March 2024, with a reading of 50.3, eleven out of the past twelve months have recorded a contractionary, or below 50, PMI reading. U.S. Industrial Production, which measures industrial sector business output, reported contractionary year-over-year output for most of the third quarter, with a July reading of a 0.7% decline followed by zero year-over-year growth in August.

According to the Metal Service Center Institute ("MSCI"), North American service center volumes decreased by 3.2% in the first nine months of 2024 compared to the first nine months of 2023. Ryerson's North American volumes decreased 1.4% over the same period. Compared to the first nine months of 2023, Ryerson's overall consolidated end market demand, as measured by sales volumes, has decreased by 0.2% for the first nine months of 2024, with decreased volumes in Consumer Durables, Commercial Ground Transportation, Industrial Machinery & Equipment, and Oil & Gas sectors. Decreases in these end-markets were partially offset by increased volumes in HVAC, Food Processing & Agricultural Equipment, Construction Equipment, and the Metal Fabrication & Machine Shops sectors. On a quarterly sequential basis, the industry volume as reported by the MSCI, decreased 5.1% compared to a decrease in Ryerson's North American volume of 5.5%. On a quarterly sequential basis, Ryerson's overall consolidated volumes decreased by 4.5%, with decreased volumes in Food Processing & Agricultural Equipment, Consumer Durables, Commercial Ground Transportation, Industrial Machinery & Equipment and the Oil & Gas sectors. Decreases in these end-markets were partially offset by increased volumes in the HVAC sector.

First Nine Months 2024 vs. First Nine Months 2023 Performance

During the first nine months of 2024, Ryerson has accomplished key milestones of our record three-year investment cycle, including start-up of operations at our state-of-the-art 900,000 square foot University Park, Illinois, service center, ongoing assimilation of our ERP conversion in our southern service centers, launch of our redesigned e-commerce platform at www.Ryerson.com, and nearing the final stages of equipment installation for our Shelbyville, Kentucky, processing center, as well as the acquisition of Production Metals, LLC, which introduces valuable Aerospace & Defense exposure to Ryerson’s end-market mix. While our investment cycle initiatives have occurred against the backdrop of volatile pricing and contracting demand, we believe that our initiatives will translate into an improved operating model that can provide better customer experiences.

$3.6B	17.9%		$(4.3)M
Total Revenues	Gross Margin		Net Loss Attributable to Ryerson
10% decrease		150bps decrease	$124M decrease
$(0.13)	$(0.05)		$112.7M
Diluted Loss Per Share	Adj. Diluted Loss Per Share*		Cash provided by Operating Activities
$3.47 decrease		$3.39 decrease	$162M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or diluted earnings (loss) per share determined in accordance with GAAP. As illustrated in the below table, the net loss attributable to Ryerson Holding Corporation of $4.3 million includes a restructuring charge of $2.8 million, as well as a pension settlement loss of $2.2 million, a $1.3 gain on an insurance settlement, and a $0.3 million curtailment gain related to various retirement benefit plans. After adjusting for these non-core business transactions and the related income taxes, the adjusted net loss attributable to Ryerson Holding Corporation for the first nine months of 2024 is $1.7 million, a decrease of $121.6 million compared to net income attributable to Ryerson Holding Corporation of $119.9 million in the first nine months of 2023 which had no adjustments.

(Dollars and shares in millions, except per share data)	First Nine Months 2024	First Nine Months 2023
Net income (loss) attributable to Ryerson Holding Corporation	$(4.3)	$119.9
Gain on insurance settlement	(1.3)	—
Restructuring and other costs	2.8	—
Pension settlement loss	2.2	—
Benefit plan curtailment gain	(0.3)	—
Benefit for income taxes on above items	(0.8)	—
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$(1.7)	$119.9
Diluted earnings (loss) per share	$(0.13)	$3.34
Adjusted diluted earnings (loss) per share	$(0.05)	$3.34
Shares outstanding – diluted	33.6	35.9

Recent Developments

On August 26, 2024, Canada announced notice of intent to impose 25% surtaxes on Chinese steel and aluminum imports under Section 53 of the Custom Tariff Law. Additionally, a 100% surtax will be assessed on all Chinese-made electric vehicles effective October 1, 2024. The move is intended to protect Canada’s workers and domestic investment in steel and aluminum related production and processing. We believe the impact of these regulatory measures can be supportive of North American supply and may be beneficial to Ryerson’s average selling prices for our Canadian service centers.

On July 11, 2024, the US government announced that it will impose a “melt and pour” requirement for imports of steel products from Mexico and will impose tariffs of 25% for steel products that are melted and poured in a country other than Mexico, Canada, or the US. The move is expected to help close a loophole in section 232 of the Trade Expansion Act ("Section 232") that has allowed steel produced outside of North America to avoid the tariffs by shipping via Mexico for further processing before being exported to the US. Additionally, the US will impose a “smelt and cast” requirement for aluminum imports from Mexico. Specifically, any product from Mexico whose “primary country of smelt, secondary country of smelt, or country of most recent cast” is China, Russia, Belarus, or Iran will be subject to 10% 232 duties upon entering the US. We believe the impact of these regulatory measures are supportive of US domestic supply and may be beneficial to Ryerson’s volumes and average selling prices.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2024 and 2023 (certain percentages may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,126.6	100.0%	$1,246.7	100.0%	$3,591.3	100.0%	$3,996.3	100.0%
Cost of materials sold	924.6	82.1	997.4	80.0	2,948.2	82.1	3,221.9	80.6
Gross profit	202.0	17.9	249.3	20.0	643.1	17.9	774.4	19.4
Warehousing, delivery, selling, general, and administrative expenses	196.9	17.5	193.0	15.5	612.7	17.1	589.8	14.8
Gain on insurance settlement	(1.3)	(0.1)	—	—	(1.3)	—	—	—
Restructuring and other costs	1.1	0.1	—	—	2.8	0.1	—	—
Operating profit	5.3	0.5	56.3	4.5	28.9	0.8	184.6	4.6
Other (expenses) and income	(11.7)	(1.0)	(8.1)	(0.6)	(31.5)	(0.9)	(24.4)	(0.6)
Income (loss) before income taxes	(6.4)	(0.6)	48.2	3.9	(2.6)	(0.1)	160.2	4.0
Provision (benefit) for income taxes	(0.4)	—	12.9	1.0	0.5	—	39.8	1.0
Net income (loss)	(6.0)	(0.5)	35.3	2.8	(3.1)	(0.1)	120.4	3.0
Less: Net income attributable to noncontrolling interest	0.6	0.1	0.3	—	1.2	—	0.5	—
Net income (loss) attributable to Ryerson Holding Corporation	$(6.6)	(0.6)%	$35.0	2.8%	$(4.3)	(0.1)%	$119.9	3.0%
Basic earnings (loss) per share	$(0.20)		$1.02		$(0.13)		$3.40
Diluted earnings (loss) per share	$(0.20)		$1.00		$(0.13)		$3.34

Net sales

The following charts show the Company’s percentage of sales by major product lines for the nine months ended September 30, 2024 and 2023:

	September 30,		Dollar	Percentage
	2024	2023	change	change
	($ in millions)
Net sales (three months ended)	$1,126.6	$1,246.7	$(120.1)	(9.6)%
Net sales (nine months ended)	$3,591.3	$3,996.3	$(405.0)	(10.1)%

	September 30,		Tons	Percentage
	2024	2023	change	change
	(in thousands)
Tons sold (three months ended )	485	478	7	1.5%
Tons sold (nine months ended)	1,490	1,493	(3)	(0.2)%

	September 30,		Price	Percentage
	2024	2023	change	change
Average selling price per ton sold (three months ended)	$2,323	$2,608	$(285)	(10.9)%
Average selling price per ton sold (nine months ended)	$2,410	$2,677	$(267)	(10.0)%

Revenue for the three-month and nine-month periods ended September 30, 2024 decreased from the same periods a year ago due to lower average selling prices caused by lower commodity prices in 2024 due to the effects of contracting industrial manufacturing demand. Compared to the year ago periods, average selling prices decreased for nearly all of our product lines in the three-month and nine-month periods ended September 30, 2024 with the largest decreases in our stainless flat, stainless long, stainless plate, and carbon plate products. Tons sold decreased slightly in the nine-month period while increasing slightly in the three months ended September 30, 2024, compared to the year ago periods. The product lines with the largest decreases in tons sold in 2024 are our carbon long, aluminum long, and aluminum plate product lines partially offset by an increase in carbon flat and stainless steel flat tons sold in the nine-month period ended September 30, 2024. In the third quarter of 2024, the largest increases in tons sold were in our carbon flat and stainless steel flat products partially offset by decreases in tons sold in our carbon long, aluminum long, and aluminum plate product lines compared to the third quarter of 2023.

Cost of materials sold

	September 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$924.6	82.1%	$997.4	80.0%	$(72.8)	(7.3)%
Cost of materials sold (nine months ended)	$2,948.2	82.1%	$3,221.9	80.6%	$(273.7)	(8.5)%

	September 30,		Cost	Percentage
	2024	2023	change	change
Average cost of materials sold per ton sold (three months ended)	$1,906	$2,087	$(181)	(8.7)%
Average cost of materials sold per ton sold (nine months ended)	$1,978	$2,158	$(180)	(8.3)%

The decrease in cost of materials sold in the three-month and nine-month periods ended September 30, 2024 compared to the year ago periods is primarily due to a decrease in average cost of materials sold per ton caused by lower commodity prices in 2024. Compared to the year ago periods the average cost of materials sold decreased across all product lines with the largest decreases in our stainless flat, stainless long, stainless plate, and carbon plate product lines. During the third quarter of 2024, LIFO income was $18.1 million compared to LIFO income of 33.4 million in the third quarter of 2023. During the first nine months of 2024, LIFO income was $27.1 million compared to LIFO income of $38.4 million in the first nine months of 2023.

Gross profit

	September 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$202.0	17.9%	$249.3	20.0%	$(47.3)	(19.0)%
Gross profit (nine months ended)	$643.1	17.9%	$774.4	19.4%	$(131.3)	(17.0)%

Gross profit decreased in the three-month and nine-month periods ended September 30, 2024 compared to the year ago periods as average selling price decreased faster than the decrease in the average cost of materials sold, resulting in a decrease in gross margin.

Operating expenses

	September 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$196.9	17.5%	$193.0	15.5%	$3.9	2.0%
Warehousing, delivery, selling, general, and administrative expenses (nine months ended)	$612.7	17.1%	$589.8	14.8%	$22.9	3.9%

Gain on insurance settlement (three months ended)	$(1.3)	(0.1)%	$—	—	$(1.3)	—
Gain on insurance settlement (nine months ended)	$(1.3)	—	$—	—	$(1.3)	—

Restructuring and other charges (three months ended)	$1.1	0.1%	$—	—	$1.1	—
Restructuring and other assets (nine months ended)	$2.8	0.1%	$—	—	$2.8	—

Warehousing, delivery, selling, general, and administrative expenses increased $3.9 million in the third quarter of 2024 compared to the third quarter of 2023 while expenses increased $22.9 million in the nine-month period ended September 30, 2024 compared to the year ago period. Expenses in the third quarter of 2024 included $8.5 million of expenses from companies acquired during 2024 and the fourth quarter of 2023, while the first nine months of 2024 included expenses of $23.9 million from companies acquired in 2024 and the fourth quarter of 2023. Excluding the impact of acquisitions, expenses decreased $4.6 million in the third quarter of 2024 compared to the third quarter of 2023 and expenses decreased $1.0 million in the nine-month period ended September 30, 2024 compared to the year ago period. On a same-store basis, expenses in the three-month and nine-month periods changed in the following categories from the prior year periods:

•
lower incentive compensation expense of $4.1 million in the third quarter of 2024 and $10.4 million in the first nine months of 2024;
•
lower benefit expense of $2.6 million in the third quarter of 2024 and $7.1 million in the first nine months of 2024 primarily due to lower medical expense;
•
lower overtime and temporary help expense of $1.5 million in the third quarter of 2024 and $5.8 million in the first nine months of 2024;
•
lower operating expenses of $0.5 million in the third quarter of 2024 and $4.6 million in the first nine months of 2024; and
•
lower delivery expense of $1.3 million in the third quarter and $2.7 million in the first nine months of 2024; partially offset by:
•
higher reorganization costs of $5.9 million in the third quarter of 2024 and $30.3 million in the first nine months of 2024 primarily due to start up costs associated with our new state of the art University Park location as well as system conversion activity; and
•
higher selling, general, and administrative expenses of $0.3 million in the third quarter of 2024 and $2.2 million in the first nine months of 2024 resulting from higher credit loss accruals and higher consulting fees.

The three-month and nine-month periods ended September 30, 2024 include restructuring charges of $1.1 million and $2.8 million, respectively, related to severance costs for headcount reductions as we work on optimizing our operating model and improving productivity. The three-month and nine-month periods ended September 30, 2024 also included a $1.3 million gain on an insurance settlement.

Operating profit

	September 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three months ended)	$5.3	0.5%	$56.3	4.5%	$(51.0)	(90.6)%
Operating profit (nine months ended)	$28.9	0.8%	$184.6	4.6%	$(155.7)	(84.3)%

Our operating profit decreased in the three-month and nine-month periods ended September 30, 2024 compared to the three-month and nine-month periods ended September 30, 2023, primarily due to the decrease in average selling prices and gross profit discussed above.

Other expenses

	September 30,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(11.5)	(1.0)%	$(9.3)	(0.7)%	$2.2	23.7%
Interest and other expense on debt (nine months ended)	$(32.9)	(0.9)%	$(25.2)	(0.6)%	$7.7	30.6%
Other income and (expense), net (three months ended)	$(0.2)	—	$1.2	0.1%	$(1.4)	116.7%
Other income and (expense), net (nine months ended)	$1.4	—	$0.8	—	$0.6	(75.0)%

Interest and other expense on debt increased in the three-month and nine-month periods ended September 30, 2024 compared to the year ago periods primarily due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) and higher interest rates on the Ryerson Credit Facility borrowings in the first nine months of 2024.

The other expense in the first nine months of 2024 includes a $2.2 million settlement loss resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Partially offsetting the $2.2 million settlement loss was a $1.6 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for the Central Steel & Wire ("CSW") pension and other post-employment benefit plans resulting from workforce reductions at CSW related to the move of the CSW headquarters and main operations to a new facility in University Park, IL. Other income and (expense), net in the first nine months of 2024 also includes foreign currency translation gains of $1.0 million. Other income and (expense), net in the first nine months of 2023 is primarily related to foreign currency translation gains.

Provision for income taxes. Our effective income tax rate was 6.3% in the third quarter of 2024 and 19.2% in the first nine months of 2024 compared to 26.8% in the third quarter of 2023 and 24.8% in the first nine months of 2023. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes adversely offset by the effects of certain discrete items recorded during the periods which have a disproportionate effect on the overall tax rate due to the low level of pretax loss in the first nine months of 2024.

Earnings (loss) per share. Basic loss per share was $0.20 in the third quarter of 2024 and $0.13 in the first nine months of 2024 compared to basic earnings per share of $1.02 in the third quarter of 2023 and $3.40 in the first nine months of 2023. Diluted loss per share was $0.20 in the third quarter of 2024 and $0.13 in the first nine months of 2024 compared to diluted earnings per share of $1.00 in the third quarter of 2023 and $3.34 in the first nine months of 2023. The changes in earnings per share are due to the results of operations discussed above as well as having fewer shares outstanding in the third quarter of 2024 and the first nine months of 2024 after the repurchase of 2,746,081 shares of common stock since October 1, 2023.

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

We had cash and cash equivalents of $35.0 million at September 30, 2024, compared to $54.3 million at December 31, 2023. Our total debt outstanding at September 30, 2024 increased to $522.1 million compared to $436.5 million at December 31, 2023. We had a debt-to-capitalization ratio of 38% and 32% at September 30, 2024 and December 31, 2023, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $491 million at September 30, 2024 versus $656 million at December 31, 2023. Our net debt (defined as total debt less cash and cash equivalents) was $487 million and $382 million at September 30, 2024 and December 31, 2023, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$35	$54
Availability under Ryerson Credit Facility and foreign debt facilities	456	602
Total liquidity	$491	$656

Below is a reconciliation of total debt to net debt:

	September 30, 2024	December 31, 2023
	(In millions)
Total debt	$522	$436
Less: cash and cash equivalents	(35)	(54)
Net debt	$487	$382

Of the total cash and cash equivalents as of September 30, 2024, $10.6 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net income (loss)	$(3.1)	$120.4
Depreciation and amortization	54.9	42.4
Deferred income taxes	(2.0)	16.5
Change in operating assets and liabilities:
Receivables	(30.6)	(25.2)
Inventories	125.3	101.1
Accounts payable	(10.9)	30.5
Accrued taxes payable/receivable	(2.4)	16.8
All other operating cash flows	(18.5)	(27.5)
Net cash provided by operating activities	112.7	275.0
Acquisitions, net of cash acquired	(44.1)	(50.2)
Capital expenditures	(76.1)	(96.5)
All other investing cash flows	1.4	(0.1)
Net cash used in investing activities	(118.8)	(146.8)
Net proceeds (repayments) of short-term borrowings	86.8	(0.8)
Net increase (decrease) in book overdrafts	(13.1)	7.3
Dividends paid to shareholders	(18.8)	(18.5)
Share repurchases	(51.0)	(107.6)
Contingent payment related to acquisitions	(5.3)	—
All other financing cash flows	(10.9)	(9.6)
Net cash used in financing activities	(12.3)	(129.2)
Effect of exchange rates on cash and cash equivalents	(0.2)	(1.0)
Net change in cash and cash equivalents	$(18.6)	$(2.0)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first nine months of 2024, working capital requirements decreased mainly due to a decrease in inventory, as market prices for metals decreased in the first nine months of 2024 along with lower tons in inventory to better align inventory levels with expected sales volumes. Partially offsetting the decrease in inventory was an increase in accounts receivable from higher sales levels during the third quarter of 2024 compared to the fourth quarter of 2023 and a decrease in accounts payable driven by reduced inventory purchases as discussed above. In the first nine months of 2023, working capital requirements decreased primarily due to decreased inventory costs as market prices for metals decreased in the first nine months of 2023. Material purchases were higher at the end of the third quarter of 2023 compared to the end of the fourth quarter of 2022 resulting in an increase in accounts payable in the third quarter of 2023. The remaining cash flows generated in the first nine months of 2023 were due to net income generation.

Investing activities. The Company's main investing activities are capital expenditures and acquisitions. Capital expenditures have decreased year-over-year as the Company is nearing completion of its investment in a new facility in University Park, Illinois, a project which began in 2022. In the first nine months of 2024, the Company paid $44.1 million to acquire Production Metals, LLC. In the first nine months of 2023, the Company paid $39.9 million to acquire BLP Holdings, LLC and $9.7 million to purchase certain assets from ExOne Operating, LLC. See Note 6: Acquisitions within Part I, Item I of this report, for further discussion of the 2024 and 2023 acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first nine months of 2024, we increased credit facility borrowings to fund our acquisitions and capital expenditures. In the first nine months of 2023, cash generated from operating activities was sufficient to fund capital expenditures and acquisitions, as well as share repurchases and dividends. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid in the first nine months of 2024 were $18.8 million compared to $18.5 million paid to shareholders in the first nine months of 2023. We repurchased $51.0 million of common stock during the first nine months of 2024 compared to $107.6 million of common stock repurchased in the first nine months of 2023. Share repurchases were higher in the first nine months of 2023 compared to the first nine months of 2024 due to our participation in repurchasing shares from Platinum's secondary offerings in 2023 (see Note 11: Stockholders Equity within Part I, Item 1 for additional details). In the first nine months of 2024, the Company paid $1.9 million and $3.4 million in holdback payments for the 2022 acquisitions of Howard Precision Metals, Inc. and Excelsior, Inc., respectively.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds which totaled $2 million and $12 million, respectively as of September 30, 2024. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $522.1 million at September 30, 2024 from $436.5 million at December 31, 2023, mainly due to cash utilized for capital expenditures and the Production Metals acquisition.

Total debt outstanding as of September 30, 2024 consisted of the following amounts: $524.0 million of borrowings under the Ryerson Credit Facility, $1.8 million of foreign debt, less $3.7 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2023, pension liabilities exceeded plan assets by $63.9 million. Through the nine months ended September 30, 2024, we have made $8.8 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $2.1 million in the remaining three months of 2024 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

Due to the closure of the CSW headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan is expecting lump sum payments for 2024 to be in excess of service cost and interest cost and therefore, a settlement gain of $1.6 million was recorded in the first nine months of 2024. The discount rate for measuring obligations of the CSW pension plan increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets has remained unchanged from December 31, 2023 at 3.85%.

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

The net settlement loss and the curtailment gain were recorded within Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income as of September 30, 2024.

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

Material Cash Requirements

The Company expects to make approximately $526 million in principal payments to satisfy its debt obligations, consisting of $2 million of foreign debt coming due within a year, and $524 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

The Company expects to pay approximately $34 million of interest on the Ryerson Credit Facility and foreign debt over the next 12 months and $60 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2043 and finance leases expiring at various times through 2031. The total amount of future lease payments is estimated to be $482 million, with $49 million due over the next 12 months. We did not have any material leases signed but not yet commenced as of September 30, 2024.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of September 30, 2024, we had outstanding purchase obligations of approximately $20 million expiring within a year.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our variable-rate long-term debt. As of September 30, 2024 and December 31, 2023, we have no publicly traded debt. The carrying value of our debt was $522.1 million and $436.5 million at September 30, 2024 and December 31, 2023, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of September 30, 2024, we have no outstanding interest rate swaps.

As of September 30, 2024 all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first nine months of 2024 by approximately $4.4 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.3 million outstanding at September 30, 2024 and a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2024, the Company recognized no gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2024 would increase or decrease the fair value of the foreign currency contracts by $0.2 million or $0.3 million, respectively.

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

As of September 30, 2024, we had 65,942 tons of hot roll coil swap contracts with a net asset value of $1.8 million, 6,860 tons of aluminum swap contracts with a net asset value of $0.5 million, and 1,588 tons of nickel swap contracts with a net asset value of $9.0 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2024, the Company recognized a gain of $5.1 million associated with its commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of September 30, 2024 would increase or decrease the fair value of commodity derivative contracts by $1.3 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2024.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of September 30, 2024, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. Our share repurchases during the third quarter of 2024 were made in the open market under a Rule 10b5-1 trading arrangement (“10b5-1 Plan”), as defined in Item 408(a) of Regulation S-K, under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
July 1, 2024 - July 31, 2024	526,688	$20.45	526,688	$63.6
August 1, 2024 - August 31, 2024	703,292	19.25	703,292	50.0
September 1, 2024 - September 30, 2024	619,037	18.79	619,037	38.4
	1,849,017		1,849,017

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

Item 5. Other Information

(c) Other Information

During the quarter ended September 30, 2024, the Company traded under a 10b5-1 Plan. The plan was adopted on March 7, 2024 and continued until August 9, 2024, where shares of Ryerson stock for up to $25,000,000 could be purchased pursuant to the 10b5-1 Plan. A new 10b5-1 Plan was adopted on August 1, 2024 and will continue until November 8, 2024. Shares of Ryerson stock for up to $25,000,000 may be purchased pursuant to the new 10b5-1 Plan.

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

		10-Q	001-34735	July 30, 2024

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Date: October 29, 2024