Form 10-K
period 2024-12-31
Ryerson Holding Corp
filed 2025-02-20
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2024 as reported by the New York Stock Exchange on such date was $555,999,209. As of February 14, 2025 there were 31,850,903 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

PART I

ITEM 1. BUSINESS.

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.3% of our issued and outstanding common stock.

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

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. We have approximately 4,200 employees across 107 facilities in North America and four facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the products we sell are processed to meet customer requirements.

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

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. Ryerson’s M&A strategy includes both transformative turnaround acquisitions and value-add, bolt-on acquisitions. Recently, Ryerson has focused on bolt-on acquisitions. In 2024, we acquired Production Metals, LLC while in 2023, Ryerson's acquisitions included BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation. Please refer to the Section titled “Acquisitions” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 2 — “Acquisitions” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information regarding all acquisitions made in 2024 and 2023.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 107 facilities.

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

For the year ended December 31, 2024, no single customer, including their subcontractors, accounted for more than 8% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 18% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy. Our senior management has an average of more than 30 years of experience in the metals or service center industries. Our Chief Executive Officer (“CEO”) and President, Mr. Edward Lehner, who joined the Company in August 2012 as Chief Financial Officer (“CFO”) and became CEO in June 2015, has 33 years of experience, predominantly in the metals industry. Mr. Jim Claussen, Executive Vice President & CFO, who joined the Company in 2002 and became CFO in 2021 after holding various senior management and leadership positions at the Company, including President of Central Steel & Wire, LLC, has 30 years of industry experience.

Industry Outlook

The Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported contracting factory activity throughout 2024 with readings consistently below the growth threshold of 50. The contractionary trend indicated by PMI has lasted for the last 26 months, beginning with readings dropping below 50 starting in November 2022 and continuing through December of 2024, with a reading of 49.2 for December 2024. This trend was broken with a January 2025 reading of 50.9. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

The Department of Commerce announced that real GDP increased 2.8 percent in 2024 and the Federal Reserve Bank of Philadelphia projected that the median growth rate in real GDP would be 2.2 percent, 2.1 percent, and 2.1 percent for 2025, 2026, and 2027, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance, and construction end markets. Our end markets reflect the performance of the manufacturing economy, and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production is expected to have contracted by 0.2 percent in 2024 and is expected to expand by 0.9 percent in 2025 and 1.5 percent in 2026.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels, and aluminum, and a limited line of nickel and red metals. These materials are stocked in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals, and tubing.

We also provide a wide variety of processing services to meet our customers’ needs and nearly 80% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, flattening, forming, grinding, laser cutting, machining, notching, painting, polishing, punching, rolling, sawing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders. Most of the products that we carry require expensive specialized equipment for material handling and processing. We believe few of our customers have the capability to process metal into the desired sizes, forms, or finishes or they are unwilling to incur the significant capital expenditures to acquire the necessary equipment. We are growing and diversifying our product mix mainly as a result of our targeted growth strategy to provide increased levels of value-added processing services. We believe our enhanced processing capabilities will increase our ability to sell higher-margin metals processing services to a larger group of customers. We expect this, together with our focus on maintaining pricing discipline related to our processing services, will increase our gross profit margin.

We had capital expenditures of $411.9 million in the five-year period ended December 31, 2024. We are increasing our investments in processing equipment to offer more value-added processing to our customers in an effort to increase our margins and profitability. We currently perform processing services on nearly 80% of the materials sold by us.

The following pie charts show our percentage of sales by major product line for 2024 and 2023:

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

For the year ended December 31, 2024, no single customer, including their subcontractors, accounted for more than 8% of our sales, and our top 10 customers, including their subcontractors, accounted for approximately 18% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the U.S.

The following pie charts show the Company’s percentage of sales by metal consuming industry for 2024 and 2023:

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

We have international facilities located in Canada, Mexico, and China. Net sales of our international locations (based on where the shipments originated) accounted for 10.0% of our consolidated 2024 net sales, or $457.6 million. See Note 13 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. We believe that our various and diverse offerings, ways-to-market, and end markets reduce the volatility of our business in the aggregate, thus somewhat reducing earnings volatility. A portion of our customers experience seasonal slowdowns, see Seasonality discussion below.

Suppliers

We purchase the majority of our inventories from key domestic metals suppliers. Because of our total volume of purchases and our long‑term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers.

For the year ended December 31, 2024, our top 25 suppliers, including their subcontractors, accounted for approximately 77% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions in the past, we believe both our size and our long-term relationships with our suppliers has enabled us to meet our material requirements and will continue to allow us to do so in the future.

Seasonality

Seasonal factors cause demand fluctuations during the year. Depending on the severity of the fluctuations, our results of operations may be impacted. Our sales, as measured in tonnage sold, in the months of July, November, and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staff, which together consist of approximately 825 employees, include technical personnel. Additionally, we offer our customers the ability to purchase our products through our e-commerce website.

Because much of our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

In 2024, we completed our three-year investment cycle, which focused on organic growth through the expansion and modernization of existing facilities, addition of new state-of-the-art facilities, and additions of processing equipment to support value-added business. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2024, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $332.0 million.

	Additions	Retirements or Sales	Net
	(In millions)
2024	$99.6	$2.5	$97.1
2023	121.9	0.4	121.5
2022	105.1	8.3	96.8
2021	59.3	68.5	(9.2)
2020	26.0	0.2	25.8

The lower amount of additions in 2020 was caused by capital expenditures deferred to 2021 and 2022 as spending was reduced due to uncertainties surrounding the COVID-19 pandemic. The net reduction in 2021 is related to sale lease-back transactions. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $50 million for 2025, as we pivot from a necessary, but difficult, three-year investment cycle to a rate that approximates depreciation for the long term. We expect all of the 2025 capital expenditures to be funded using proceeds from the cash generated by operations. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation.

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

We continue to analyze and implement safeguards to mitigate any environmental, health, and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements, which may include climate disclosure requirements passed by the state of California, or to address newly discovered conditions, and these costs and liabilities could have a material adverse effect on our results of operations, financial condition, or cash flows. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government on this issue, we cannot accurately predict the full financial impact of current and future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2024 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

Sustainability

In January 2025, Ryerson released its third Sustainability Report. This annual report provides an update on the Company's ongoing sustainability efforts, the investments being made in its people and service center network, and how it is serving its communities. The 2024 edition, consistent with prior iterations, illustrates the Company’s focus on energy and emissions reductions, sustainable products, data security, embracing diversity of experiences and backgrounds, and talent and future workforce. A few achievements highlighted in the 2024 report include Ryerson’s recognition by Forbes, Times, and U.S. News & World Report as a great place to work, the new, 15-acre solar farm in operation at its University Park location, the integration of its first electric vehicle into a local plant fleet, its new employee resource groups, its partnership with veteran organization Hiring Our Heroes, and its continued role in the circular metals economy.

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

Human Capital

In order to provide best in class customer experiences, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to create an inclusive and safe workplace, open to all who are qualified, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and wellness programs, as well as initiatives that build connections between our employees and their communities.

Talent and Future Workforce. Our recruitment and talent management teams lead our mission to attract, retain, and develop talent. These teams are organized under our Talent Management Office ("TMO"), which includes our Chief Human Resources Officer, our Director of Talent Management, and other senior leaders. The TMO is responsible for our recruiting efforts, attracting the best talent, increasing opportunity, identifying hiring efficiencies, facilitating onboarding, and providing continuing education opportunities to engage employees as they join Ryerson and build their careers with us.

As part of retaining and developing talent, Ryerson offers employees competitive compensation, expanded benefits including a paid parental leave policy, career growth through its learning platform, mentorship and tuition reimbursement programs, and engagement through all-employee surveys conducted periodically.

Balanced and Bias-Free Employment Practices. Ryerson does not tolerate any discriminatory or illegal preferences and is in compliance with applicable state and federal anti-discrimination laws. Ryerson respects, embraces, and encourages a variety of experiences and backgrounds and has an Employee Engagement Council ("Council") that focuses on employee engagement, training, and community outreach efforts with the mission of fostering an environment across the organization that values a variety of experiences and perspectives and encourages bias-free practices in all aspects of the business.

In 2023, Ryerson’s Council announced the establishment of employee resource groups ("ERGs"). Made available to employees in 2024, these ERGs are voluntary, employee-led groups that work to foster a more welcoming workplace by uniting people with common interests, identities, or backgrounds. Each of the ERGs is purposefully aligned with Ryerson’s mission and strategic goals. Throughout 2024, employees attended ERG communities that supported and created networking opportunities for up-and-coming leaders and other employee groups.

Further, Ryerson is invested in providing employees with training on fair practices, avoiding bias, and workplace intervention. Training is available at any time on the Company’s learning platform, where employees can select from a growing catalog of courses.

Employee Health, Wellness, and Safety. Health, safety, and wellness are fundamental expectations of our Board, executives, employees, and our customers. Our safety standards, which go beyond industry standards and the minimum legal requirements, have helped protect the well-being of our people and prevent workplace injuries. Our commitment towards a zero-injury workplace is constant and driven by an Environmental, Health, and Safety policy that reinforces the goal. Our 2024 performance at our facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 2.31, which was better than the industry average as reported by the Bureau of Labor Statistics.

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

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (the "SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (www.sec.gov) or through our Investor Relations website at http://ir.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Ryerson Holding Corporation, 227 W. Monroe St., 27th Floor, Chicago, Illinois 60606.

The Company also posts its Code of Ethics on its website. See Part III, Item 10 for more information regarding our Code of Ethics.

Our website address is included in this report for informational purposes only. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

ITEM 1A. RISK FACTORS.

Our business faces many risks. You should carefully consider the risks and uncertainties described below, together with the other information in this report, including the consolidated financial statements and notes to the consolidated financial statements. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, and cash flows.

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

Any of these events could impair the ability of our customers to make full and timely payments or reduce the volume of products and services these customers purchase from us and could cause increased pressure on our selling prices and terms of sale. We do not expect the cyclical nature of our customer base to change and any downturn in our customers’ industries could reduce our revenues and profitability or a significant or prolonged slowdown in activity in the U.S., Canada, or any other major world economy, or a segment of any such economy, could negatively impact our sales growth and results of operations.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2024, our top 25 suppliers represented approximately 77% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

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

Fluctuations in inflation could result in lower revenues, higher costs, and decreased margins, profits, and earnings. Rapid or significant inflation could increase the costs we incur to procure, process, package, and deliver our metal to customers and we may not be able to increase selling prices to customers at the same rate, resulting in decreased margins and operating profits. Prolonged periods of deflation could adversely affect the degree to which we are able to maintain or increase selling prices resulting in decreased revenues, margins, and operating profits. Additionally, prolonged deflation could impact our availability on the Ryerson Credit Facility as the value of our accounts receivable and inventory decreases.

In addition, we rely on arrangements with third-party shipping and freight companies for the delivery of our products. Freight and shipping costs may increase due to inflation, and any such increases could adversely affect our margins unless we are able to increase selling prices at the same rate.

We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions. The onset, duration, and severity of an inflationary period cannot be estimated with precision

Poor investment performance or other factors could require us to make significant unplanned contributions to our pension plan and future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide defined benefit pension plans for certain eligible employees and retirees. The performance of the debt and equity markets affect the value of plan assets. A decline in the market value of plan assets may increase the funding requirements for these plans. The cost of providing pension benefits is also affected by other factors, including interest rates used to measure the required minimum funding levels, the rate of return on plan assets, discount rates used in determining future benefit obligations, future government regulation, and prior contributions to the plans. Significant unanticipated changes in any of these factors may have an adverse effect on our financial condition, results of operations, liquidity, and cash flows.

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

We maintain foreign operations in Canada, China, and Mexico. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require the attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

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

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, provide pricing recommendations for sales quotes, communicate customer information, enter and track orders, operate processing equipment, and aggregate daily sales, margin, and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. We could be required to expend substantial resources to upgrade our information systems or integrate them with the systems of companies we have acquired. The upgrade or integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We are subject to cybersecurity risks and other vulnerabilities that could arise with the sophistication and heightened use of artificial intelligence and may incur increasing costs in an effort to minimize those risks.

We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include software programs that are integral to the efficient operation of our business. We have established security measures, controls, and procedures, including established recovery procedures for critical systems and business functions, to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls, and procedures; however, there can be no guarantee that such systems, measures, controls, and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving and sophisticated cyberattacks, including through the use of artificial intelligence. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, or give rise to monetary fines and other penalties, which could be significant. Refer to Item 1C: "Cybersecurity" for further information on our Cybersecurity processes, policies, and programs.

RISKS RELATED TO OPERATING OUR BUSINESS

Any significant work stoppages can harm our business.

As of December 31, 2024, we employed approximately 4,000 persons in North America and 200 persons in China. Our North American workforce was comprised of approximately 1,700 office employees and approximately 2,300 plant employees. Sixteen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters.

Eight renewal contracts covering 154 employees were successfully negotiated in 2024. Five contracts covering 133 employees are currently scheduled to expire in 2025.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2024, our pension plans had an unfunded liability of $52.9 million and our other postretirement benefits plans had an unfunded liability of $31.7 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction, or damage sustained as a result of natural disasters or climate-related events, which could adversely affect our operating results.

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

Our operations are subject to increasingly stringent environmental, health, and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of regulated materials, and the investigation and remediation of contaminated soil, surface water, and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs, or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use, and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations, or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health, and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations, or make operations more costly for us, our suppliers, and our customers.

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

Environmental, social, and governance matters, and any related reporting obligation may impact our business.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters ("ESG"), that could expose us to numerous risks. These rules and regulations may continue to change as the federal administration transitions and the state of California provides further guidance on the state's new climate laws. Our adherence to these rules and regulations will require additional resources and the implementation of new reporting processes, all entailing additional compliance risk. Moreover, the progress and disclosure of our initiatives within the ESG scope could be criticized for accuracy, adequacy, and completeness, or may not advance at a sufficient pace. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals, or at all, our reputation, business, financial performance, and growth could be adversely affected.

More broadly, stakeholders have expressed increasing interest in ESG practices and reporting. These stakeholders include, state and foreign governmental authorities, investors and customers, and their focus includes safety, workplace culture, and environmental sustainability matters, such as carbon emissions. An example of increasing customer interest relates to the European Carbon Boarder Adjustment Mechanism (“CBAM”), a regulation that applies to a number of our large, international customers for whom we must provide upstream emissions details. Legislative, regulatory, or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation, and utilities, any of which could increase our operating costs and/or necessitate future investments in facilities and equipment. Further, the customers we serve may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and costs as well as increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them, which could expose us to market, operational, execution, and reputation costs or risks.

Regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, regardless of whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose, and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputation challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

We paid cash dividends on our common stock in each quarter of 2024, but any future dividend payments are at the discretion of our Board of Directors.

Since the third quarter of 2021, we have paid regular quarterly cash dividends on our common stock. Any declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock. For more information, see "Dividend Policy" of Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities". Your only opportunity to achieve a return on your investment in us may be if the market price of our common stock appreciates and you sell your shares at a profit, but there is no guarantee that the market price for our common stock will ever exceed the price that you pay for our common stock.

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
•
prohibit stockholders from acting by written consent when less than a majority of the voting power of our outstanding stock is controlled by Platinum; and
•
establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

As of December 31, 2024, our total indebtedness under the Ryerson Credit Facility was $470 million and we had $376 million of unused capacity on the facility. Our indebtedness may:

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
•
engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2024, total credit availability under the Ryerson Credit Facility was $376 million. See discussion regarding the Ryerson Credit Facility in Note 9: “Debt” of Part II, Item 8 “Financial Statements and Supplementary Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Because all of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

All of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2024, we had $470.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $376 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2024 a 100 basis point increase in the interest rate on our floating rate debt effective from the beginning of the year would increase our interest expense under the Ryerson Credit Facility by approximately $5.8 million, on an annual basis. The Federal Reserve has decreased rates in 2024, reducing our interest rate on the Ryerson Credit Facility in the fourth quarter of 2024. If interest rates rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.

Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally or the introduction of new rating practices and methodologies. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended, or withdrawn entirely by the rating agencies. If rating agencies lower, suspend, or withdraw the ratings, the market price or marketability of our securities may be adversely affected. In addition, any negative change in ratings could make it more difficult for us to raise capital on acceptable terms, impact our ability to obtain adequate financing, and result in higher interest costs for our existing credit facilities, including the Ryerson Credit Facility, or on future financings.

RISKS RELATED TO OUR STOCKHOLDER BASE

Platinum owns a substantial percentage of our stock and has the right to nominate two members of the Corporation’s board and will be able to exert influence over matters subject to stockholder approval.

Platinum owns approximately 3,924,478 shares of our common stock, which is approximately 12.3% of our issued and outstanding common stock. Therefore, Platinum may be able to influence all matters requiring stockholder approval. For example, Platinum may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are committed to protecting Company information and the confidential information of our employees, customers, partners, and suppliers. To that end, we have in place various policies, procedures, and processes to identify, assess, manage, and prevent potential cybersecurity risks, and to timely detect the occurrence, and mitigate the effects of cyberattacks and data breaches. Our Chief Information Officer ("CIO"), who has more than 25 years of information security and cybersecurity experience, manages cybersecurity, and oversees a team of dedicated cybersecurity personnel with various experience and certifications in information security and cybersecurity. Our personnel, along with external parties engaged to assess the sufficiency of our risk management processes (e.g., through penetration testing), continuously work to maintain and improve our cybersecurity program and the security and integrity of our information systems and infrastructure through our ongoing risk management program, including (i) by conducting cybersecurity assessments and audits to address threats and to stay in step with emerging malicious trends, and (ii) by performing due diligence on partners and suppliers to ensure similar values and appropriate security standards and safeguards are maintained by such partners and suppliers with respect to our information security assets and to third-party systems on which we rely. In addition, our Incident Response Team is trained to identify, quarantine, and remediate cybersecurity threats, and all of our employees are regularly trained to increase awareness of threats and to identify how to spot and avoid them.

Cybersecurity is a formal component of our overall risk management program, and our management, including our Chief Information Officer, regularly update the Audit Committee of the Board of Directors on the status of our cybersecurity program. In the event that management identifies significant cybersecurity risk exposures, it will present such exposures to the Audit Committee, which oversees the actions, security, and risk mitigation efforts taken across our cybersecurity framework. With this input from management, the Audit Committee evaluates our cybersecurity risks and the responses implemented to prevent and/or mitigate any such risks.

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

ITEM 2. PROPERTIES.

As of December 31, 2024, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson and its U.S. affiliates maintain ninety-three operational facilities, including nine locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 65% of these facilities are leased. The lease terms expire at various times through 2043. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR	Leased
Phoenix, AZ	Leased
Cerritos, CA*	Leased
Fresno, CA (2)	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Monroe, CT	Owned
Waterbury, CT	Leased
Wilmington, DE	Leased
Jacksonville, FL	Owned
Tampa Bay, FL	Leased
Buford, GA***	Leased
Lavonia, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Downers Grove, IL*	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Loves Park, IL	Leased
Montgomery, IL***	Leased
University Park, IL	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Owned
Richmond, IN***	Leased
Shelbyville, KY**	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Leased
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Leased
Jackson, MS	Owned
Charlotte, NC	Owned

Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Winston-Salem, NC*	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Dover, NH	Leased
Las Vegas, NV	Leased
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased
Stow, OH***	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Leased
Tulsa, OK	Leased
Ambridge, PA**	Leased
North Huntingdon, PA	Owned
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN*	Leased
Memphis, TN	Leased
Arlington, TX***	Leased
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX***	Owned
Houston, TX***	Leased
Houston, TX (2)	Leased
McAllen, TX	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Leased
Centralia, WA	Leased
Spokane, WA	Leased
Vancouver, WA*	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased
Hammond, WI	Leased
Milwaukee, WI	Leased
Milwaukee, WI	Owned
Schofield, WI	Owned
Wausau, WI	Owned

* Office space only

** Processing centers

***Toll Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson Holding, has nine operational facilities and one facility held for sale in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Five facilities are leased. The lease terms expire at various times through 2032.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned/Vacated
Brampton, ON	Leased
Burlington, ON (includes Canadian Headquarters)	Leased
Mississauga, ON	Leased
Vaudreuil, QC	Leased

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

Operations in Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson Holding, has five facilities in Mexico. We have service centers in Monterrey, Mexicali, Tijuana, Hermosillo, and Queretaro, all of which are leased. The lease terms expire at various times through 2029. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS.

For information concerning legal proceedings as of December 31, 2024, please refer to Note 12: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K, which is incorporated into this item by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 14, 2025, there were 7 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We paid cash dividends on our common stock of $0.1875 in each quarter of 2024. The declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2019 to December 31, 2024. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co., Olympic Steel Inc., and Worthington Steel, Inc., each of which has securities listed for trading on the NASDAQ; Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange; and Klöckner & Co SE., which has securities listed for trading on the XETRA Frankfurt Stock Exchange. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. On December 1, 2023 Worthington Industries, Inc. spun off their steel division into Worthington Steel, Inc. The chart below includes Worthington Industries, Inc. data for December 31, 2019 through November 30, 2023 and Worthington Steel, Inc. data thereafter, with returns and market capitalization weighted for each respective period. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

This graph is not deemed to be “filed” with the Securities and Exchange Commission (the "SEC") or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (“the Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Ryerson Holding	$100.00	$113.29	$217.77	$257.23	$299.90	$171.83
S&P 500	$100.00	$117.56	$150.55	$124.05	$154.89	$191.46
Peer Group	$100.00	$107.92	$142.70	$161.67	$228.00	$219.95

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. On May 1, 2023, the Board of Directors authorized an increase to $100.0 million and extended the program to April 2025. On July 30, 2024, the Board of Directors authorized an additional increase of $50.0 million to the existing share repurchase program, bringing the amount authorized to be repurchased to $63.6 million, and extended the program through April 2026. Under the program, management is not obligated to repurchase shares, but has discretion in determining the conditions under which shares may be purchased from time to time. We may opportunistically repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. During the year ended December 31, 2024, we repurchased 2,526,467 shares at an average cost of $20.18 per share, or $51.0 million in total. Following the $50.0 million increase in the share repurchase program on July 30, 2024, we have repurchased $25.2 million in shares and $38.4 million remains outstanding as of December 31, 2024. There were no share repurchases made during the fourth quarter of 2024.

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.3% of our issued and outstanding common stock.

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

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the U.S., Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the metals products we sell are processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, flattening, forming, grinding, laser cutting, machining, notching, painting, polishing, punching, rolling, sawing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders.

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

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2024, Ryerson experienced a decline in average selling prices of 9.7% and a decline in shipments of 0.3% when compared to 2023 as the period was characterized by global oversupply and declining demand during 2024, with higher inflation and high interest rates contributing to slower economic conditions for industrial manufacturing. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

Throughout 2024, indicators in the key steel industry end markets reported contraction in industrial activity. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which reported contracting activity in every month of 2024 with readings below the growth threshold of 50, indicating a slowdown in factory activity. Similarly, U.S. Industrial Production, which reports year-over-year industrial sector business output, reported low or slowing growth in output for most of the year.

According to the Metal Service Center Institute, North American service center volumes decreased by 3.0% in 2024 compared to 2023. On a North American basis, Ryerson's North American volumes declined 1.0% over the same period. While Ryerson experienced year-over-year volume declines in Consumer Durables, Oil & Gas, Commercial Ground Transportation, and Industrial Machinery & Equipment, these declines were partially offset by demand growth in HVAC, Food Processing & Agriculture Equipment, Construction Equipment, and Metal Fabrication and Machine Shops.

Ryerson’s 2024 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra. We strive to grow our volume and sustainably expand margins by increasing our fabrication business, transactional sales, and improving our speed through tools and analytics. Ryerson’s financial strategy includes a focus on generating cash from operating activities and continuously improving a “through the cycle” operating model to maintain a strong balance sheet, re-invest in the growth of the business, and generate returns to shareholders.

In 2024, the Company completed investments intended to optimize our service center network through organic growth investments, increased integration of our service center network through a common IT platform, and the strategic acquisition of Production Metals, LLC ("Production Metals").

During the year, our organic growth investments were highlighted by the ramp-up of operations at our 900,000-square-foot service center located in University Park, IL, for our wholly-owned subsidiary, Central Steel & Wire, LLC ("CSW"), which features expanded bar and tube processing capabilities. Additionally, we invested in the expansion of our Shelbyville, KY service center, which includes a state-of-the-art cut-to-length line and automated storage and retrieval system for sheet products. Along with larger optimization projects, we also invested in strategically allocating value-added equipment throughout our service center network. Our integration initiatives were underscored by the continued improvements in our ERP system after we unified 17 key service centers onto a common platform in 2023. After commencing in 2022, our ERP integrates over 80% of Ryerson, based on sales, onto a unified ERP system, enabling our service center network to collaborate effectively in fulfilling customer orders while identifying opportunities to reduce associated costs. We also launched our redesigned e-commerce platform at www.Ryerson.com.

Supplementing our internal growth initiatives, Ryerson augmented its service center network by acquiring Production Metals. This acquisition introduced valuable Aerospace & Defense exposure to Ryerson’s end-market mix as well as value-added capabilities. Please refer to the section titled "2024 Acquisition" within this Item as well as Note 2 — “Acquisitions” of Part II, Item 8 Financial Statements and Supplementary Data for further information on our 2024 acquisition.

2024 Performance

Despite the key achievements in 2024, the year was marked by difficult business conditions and falling commodity prices. While our investment cycle occurred against the backdrop of volatile pricing and contracting demand, we believe that our initiatives will translate into an improved operating model that will provide better customer experiences.

These key metrics illustrate Ryerson’s financial performance for the full year 2024 compared to 2023:

$4.6B	18.1%	$(9)M
Total Revenues	Gross Margin	Net Loss Attributable to Ryerson Holding Corporation
10% decrease	190bps decrease	$154M decrease

$(0.26)	$(0.18)	$205M
Diluted Loss per Share	Adjusted Diluted Loss per Share	Cash from Operating Activities
$4.36 decrease	$4.26 decrease	$160M decrease

A reconciliation of diluted earnings (loss) per share ("EPS") to adjusted diluted EPS is provided below.

Lower commodity prices and slower economic conditions in metals markets in 2024 caused lower average selling prices and lower volumes. Compared to 2023, average selling prices decreased by 9.7% and tons shipped decreased by 0.3%, resulting in a year-over-year revenue decrease of 10.0%. Gross margin contracted by 190 bps from 2023 as decreasing market prices, and therefore selling prices, outpaced the decrease in inventory costs. Warehousing, delivery, selling, general, and administrative expenses for 2024 increased by $7.7 million compared to 2023 driven primarily by the inclusion of operating expenses from companies acquired in 2023 and 2024 and increased reorganization costs, primarily due to increased system conversion activity as well as start up costs associated with our new state of the art University Park location. Partially offsetting the expense increases were lower employee related costs in 2024 resulting from workforce reductions as well as lower variable incentive compensation. We recorded net loss attributable to Ryerson Holding Corporation of $8.6 million, or $0.26 per diluted share, in 2024. This compares to net income attributable to Ryerson Holding Corporation of $145.7 million, or earnings of $4.10 per diluted share, for 2023. The year over year decreases are a result of the decline in commodity prices and the effects of contracting industrial manufacturing demand.

To provide greater insight into the Company’s 2024 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or earnings (loss) per share determined in accordance with GAAP. Illustrated in the below table, the 2024 net loss attributable to Ryerson Holding Corporation of $8.6 million includes a restructuring charge of $3.1 million, as well as a pension settlement loss of $2.1 million, a $1.6 million gain on an insurance settlement, and a $0.3 million curtailment gain related to various retirement benefit plans, and the related income tax benefit. After adjusting for these non-core business transactions and the related income taxes, the adjusted net loss attributable to Ryerson Holding Corporation for 2024 is $6.1 million, a decrease of $151.2 million compared to the prior year’s adjusted net income attributable to Ryerson Holding Corporation of $145.1 million which included a $0.8 million curtailment gain related to various retirement benefit plans and related income taxes.

(Dollars and shares in millions, except per share data)	2024	2023
Net income (loss) attributable to Ryerson Holding Corporation	$(8.6)	$145.7
Gain on insurance settlement	(1.6)	—
Restructuring and other charges	3.1	—
Pension settlement loss	2.1	—
Benefit plan curtailment gain	(0.3)	(0.8)
Provision (benefit) for income taxes	(0.8)	0.2
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$(6.1)	$145.1
Diluted earnings (loss) per share	$(0.26)	$4.10
Adjusted diluted earnings (loss) per share	$(0.18)	$4.08
Shares outstanding - diluted	33.2	35.6

Ryerson generated cash from operating activities of $204.9 million in 2024, a decrease compared to $365.1 million generated in 2023. The decrease in cash generation year over year is primarily due to lower net income generation. See further details within the section titled "Liquidity and Capital Resources" within this Item.

Industry Developments

In February 2025, the U.S. government announced a number of tariffs on imports, including imports on steel and aluminum, from all countries including Canada and Mexico. Some countries have threatened retaliatory measures on imports from the U.S. Additionally, tariffs were raised and country specific exemptions and quotas were eliminated under section 232 of the Trade Expansion Act. It is unclear at this time what the final tariff actions will be, or the impact they will have on our operations.

2024 Acquisition

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data (certain percentages may not calculate due to rounding):

	Year Ended December 31, 2024	% of Net Sales	Year Ended December 31, 2023	% of Net Sales
Net sales	$4,598.7	100.0%	$5,108.7	100.0%
Cost of materials sold	3,764.5	81.9	4,087.1	80.0
Gross profit	834.2	18.1	1,021.6	20.0
Warehousing, delivery, selling, general, and administrative expenses	801.2	17.4	793.5	15.5
Gain on insurance settlement	(1.6)	—	—	—
Restructuring and other charges	3.1	0.1	—	—
Operating profit	31.5	0.7	228.1	4.5
Other expenses	(38.9)	(0.8)	(34.4)	(0.7)
Income (loss) before income taxes	(7.4)	(0.2)	193.7	3.8
Provision (benefit) for income taxes	(0.1)	—	47.3	0.9
Net income (loss)	(7.3)	(0.2)	146.4	2.9
Less: Net income attributable to noncontrolling interest	1.3	—	0.7	—
Net income (loss) attributable to Ryerson Holding Corporation	$(8.6)	(0.2)%	$145.7	2.9%
Basic earnings (loss) per share	$(0.26)		$4.17
Diluted earnings (loss) per share	$(0.26)		$4.10

The following charts show the Company’s percentage of sales by major product line for 2024 and 2023:

Comparison of the year ended December 31, 2024 with the year ended December 31, 2023

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2024	2023	change	change
	($ in millions)
Net sales	$4,598.7	$5,108.7	$(510.0)	(10.0)%

	Year Ended December 31,		Tons	Percentage
	2024	2023	change	change
	(in thousands)
Tons sold	1,937	1,943	(6)	(0.3)%

	Year Ended December 31,		Price	Percentage
	2024	2023	change	change
Average selling price per ton sold	$2,374	$2,629	$(255)	(9.7)%

Revenue for the year ended December 31, 2024, decreased from the same period a year ago due to lower average selling prices caused by lower commodity prices in 2024 due to the effects of contracting industrial manufacturing demand. Compared to the year ago period, average selling price decreased for all of our product lines in 2024 with the largest decreases in our stainless flat, stainless long, carbon plate, and stainless plate products. Tons sold decreased slightly in 2024 overall, with the largest decreases in our carbon long, aluminum long, and aluminum plate product lines largely offset by an increase in our carbon flat shipments. Tons sold per ship day were 7,656 in 2024 compared to 7,741 in 2023.

Cost of Materials Sold

	Year Ended December 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$3,764.5	81.9%	$4,087.1	80.0%	$(322.6)	(7.9)%

			Year Ended December 31,		Dollar	Percentage
			2024	2023	change	change
Average cost of materials per ton sold			$1,943	$2,103	$(160)	(7.6)%

The decrease in cost of materials sold in 2024 compared to the year ago period is primarily due to a decrease in average cost of materials sold per ton caused by lower commodity prices. The average cost of materials sold decreased across all of our product lines with the average cost of materials sold for our stainless product lines decreasing more than our other product lines during 2024.

During 2024, LIFO income was $53 million related to decreases in pricing for all product lines, with the largest impact from the carbon and stainless products, slightly offset by the liquidation of older LIFO layers for stainless products that were at a net higher cost. During 2023, LIFO income was $98 million related to decreases in pricing for all product lines, with the largest impact from carbon products, slightly offset by the liquidation of older LIFO layers for stainless products that were at a net higher cost.

Gross Profit

	Year Ended December 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$834.2	18.1%	$1,021.6	20.0%	$(187.4)	(18.3)%

Gross profit dollars decreased in 2024 compared to 2023 as average selling price decreased faster than the decrease in the average cost of materials sold resulting in a decrease in gross margin.

Operating Expenses

	Year Ended December 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$801.2	17.4%	$793.5	15.5%	$7.7	1.0%
Gain on insurance settlement	$(1.6)	—	$—	—	$(1.6)	(100.0)%
Restructuring and other charges	$3.1	0.1%	$—	—	$3.1	100.0%

Warehousing, delivery, selling, general, and administrative expenses increased $7.7 million in 2024 compared to 2023 with $27.8 million of the increase driven by including the expenses of companies acquired during 2023 and 2024 for the full year periods. Excluding the impact of acquisitions, expenses decreased $20.1 million. On a same-store basis, expenses decreased in 2024 primarily due to lower incentive compensation expense resulting from lower profitability and lower employee benefit expense mainly due to a reduction in employee headcount. Partially offsetting the expense decreases was an increase in reorganization costs in 2024 primarily due to start up costs associated with our new state of the art University Park location as well as system optimization activity.

In 2024, we recorded restructuring charges of $3.1 million, related to severance costs for headcount reductions as we work on optimizing our operating model and improving productivity. The year 2024 also included a $1.6 million gain on an insurance settlement.

On a per ton basis, total operating expenses increased to $414 per ton in 2024 from $408 per ton in 2023.

Operating Profit

	Year Ended December 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$31.5	0.7%	$228.1	4.5%	$(196.6)	(86.2)%

Our operating profit decreased in 2024 compared to 2023 primarily due to the decrease in average selling prices and gross profit and the increase in operating expenses as discussed above.

Other Expenses

	Year Ended December 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(43.0)	(0.9)%	$(34.7)	(0.7)%	$(8.3)	23.9%
Other income and (expense), net	$4.1	0.1%	$0.3	—	$3.8	1,266.7%

Interest and other expense on debt increased in 2024 compared to 2023 primarily due to a higher level of borrowings outstanding under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”).

The other income and (expense), net in 2024 includes foreign currency translation gains of $4.2 million. The other income in 2024 also includes a $2.1 million net settlement resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Offsetting this loss is a $1.8 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for the CSW pension and other post-employment benefit plans as a result of workforce reductions at CSW as the CSW headquarters is closing and operations are moving to a new facility in University Park, IL. The other income and (expense), net in 2023 includes a $0.8 million gain on the curtailment of certain CSW pension and other post-employment benefit plans related to the plant move discussed above.

Provision for Income Taxes

Our effective income tax rate was 1.4% in 2024 compared to 24.4% in 2023. The decrease in the effective tax rate was primarily driven by the impact of a low pretax loss in 2024, which caused recurring permanent differences to have a disproportionate impact on the overall tax rate. The prior year tax rate of 24.4% was more in line with statutory rates, as the higher pretax income resulted in a more normalized relationship between income tax expense and pretax book earnings.

Earnings Per Share

The changes in earnings (loss) per share are due to the results of operations discussed above as well as having fewer shares outstanding in 2024 after the repurchase of 2,526,467 shares of common stock during 2024.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations, and borrowing availability under the Ryerson Credit Facility. Our principal source of operating cash is from the sale of metals. Our principal uses of cash are for payments associated with the procurement and processing of metals, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

We had cash and cash equivalents of $27.7 million at December 31, 2024, compared to $54.3 million at December 31, 2023. Our total debt outstanding at December 31, 2024 increased to $467.4 million compared to $436.5 million of total debt outstanding at December 31, 2023. We had a debt-to-capitalization ratio of 36% and 32% at December 31, 2024 and at December 31, 2023, respectively. We had total liquidity (defined as cash and cash equivalents, and availability under the Ryerson Credit Facility and foreign debt facilities) of $451 million at December 31, 2024 versus $656 million at December 31, 2023. Our net debt (defined as total debt less cash and cash equivalents) was $440 million and $382 million at December 31, 2024 and December 31, 2023, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$28	$54	$39
Availability under Ryerson Credit Facility and foreign debt facilities	423	602	870
Total liquidity	$451	$656	$909

Below is a reconciliation of total debt to net debt:

	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Total debt	$468	$436	$367
Less: cash and cash equivalents	(28)	(54)	(39)
Net debt	$440	$382	$328

Of the total cash and cash equivalents, as of December 31, 2024, $13.4 million was held in subsidiaries outside the U.S. that is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate additional earnings, which could result in foreign withholding taxes and potential U.S. state income taxes. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2024	2023
	(In millions)
Net income (loss)	$(7.3)	$146.4
Depreciation and amortization	77.6	62.5
Deferred income taxes	(9.8)	16.8
Non-cash (gain) loss from derivatives	7.8	(11.3)
Change in operating assets and liabilities:
Receivables	40.0	67.9
Inventories	119.9	28.8
Accounts payable	(5.6)	24.8
Tenant improvement allowance	—	15.9
Other operating asset and liability balances	(33.9)	0.8
All other operating cash flows	16.2	12.5
Net cash provided by operating activities	204.9	365.1
Acquisitions	(44.1)	(137.8)
Capital expenditures	(99.6)	(121.9)
Other investing activities	1.0	(2.4)
Net cash used in investing activities	(142.7)	(262.1)
Net proceeds from short-term borrowings	31.7	69.8
Net decrease in book overdrafts	(25.5)	(7.1)
Dividends paid to shareholders	(24.8)	(24.8)
Share repurchases	(51.0)	(113.9)
All other financing cash flows	(17.2)	(12.3)
Net cash used in financing activities	(86.8)	(88.3)
Effect of exchange rates on cash and cash equivalents	(1.5)	0.2
Net increase (decrease) in cash and cash equivalents	$(26.1)	$14.9

Operating activities. In 2024, average selling prices were 9.7% lower than in 2023 resulting in lower cash generated from operations. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Working capital requirements decreased in 2024 primarily due to a decrease in inventory, as market prices for metals decreased in 2024, along with lower tons in inventory to better align inventory levels with lower sales volumes. A decline in average selling prices and lower shipments in the fourth quarter of 2024 compared to the fourth quarter of 2023, resulted in lower sales and the related decrease in accounts receivable. The decrease in accounts payable was driven by lower metals costs and reduced inventory purchases in the fourth of 2024 compared to fourth quarter of 2023. Working capital requirements decreased in 2023 primarily due to a decline in average selling prices and lower shipments in the fourth quarter of 2023 compared to the fourth quarter of 2022, which resulted in lower sales and the related accounts receivable. Additionally, inventory costs decreased as market prices for metals decreased in 2023, resulting in a lower inventory investment. Material purchases were higher at the end of the fourth quarter of 2023 compared to the fourth quarter of 2022 resulting in an increase in accounts payable in the fourth quarter of 2023.

Investing activities. The Company's main investing activities are capital expenditures and acquisitions. Capital expenditures decreased year-over-year as the Company is nearing completion of its investment in a new facility in University Park, Illinois, a project which began in 2022. In 2024, the Company paid $44.1 million to acquire Production Metals. In 2023, the Company paid $127.5 million to acquire BLP Holdings, LLC, TSA Processing, Norlen Incorporated, and Hudson Tool Steel Corporation, and paid $9.7 million to purchase certain assets from ExOne Operating, LLC. See Note 2: Acquisitions within Part II, Item 8 of this report, for further discussion of the acquisitions.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on our credit facility. In both 2024 and 2023, we increased credit facility borrowings to fund our acquisitions and capital expenditures. Book overdrafts fluctuate based on the timing of payments. Cash dividends of $24.8 million were paid to shareholders in both 2024 and 2023. We repurchased $51.0 million of common stock during 2024 compared to $113.9 of common stock repurchased in 2023.

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds, which totaled $2 million and $12 million, respectively as of December 31, 2024. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2024 increased $30.9 million to $467.4 million from $436.5 million at December 31, 2023, mainly due to funding the acquisition of Production Metals in 2024.

Total debt outstanding as of December 31, 2024 consisted of the following amounts: $470.0 million borrowings under the Ryerson Credit Facility, $0.7 million of foreign debt, less $3.3 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $376 million and $560 million at December 31, 2024 and December 31, 2023, respectively. For further information, see Note 9: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $10.9 million in 2024, $8.8 million in 2023, and $6.8 million in 2022 to improve the Company’s pension plans funded status. At December 31, 2024, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 10, pension liabilities exceeded plan assets by $52.9 million. The Company anticipates that it will have a minimum required pension contribution of approximately $15.2 million in 2025 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows.

Due to the closure of the CSW headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan made lump sum payments during 2024 that were in excess of service cost and interest cost and therefore, a settlement gain of $1.8 million was recognized in 2024. As a result of the remeasurement, the discount rate for measuring obligations of the CSW pension plan was updated as of February 29, 2024 while the expected long-term rate of return on pension assets remained unchanged from December 31, 2023. See Part II. Item 8, Financial Statements and Supplementary Data, Note 10: Employee Benefits for further details.

In the first quarter of 2024, the Ryerson Canada Bargaining Unit Pension Plan made $1.2 million of lump sum payments to plan participants and purchased $5.0 million of annuities on behalf of plan participants. The lump sum payments and annuity purchases consisted of all of the existing liabilities of the Ryerson Canada Bargaining Unit Pension Plan, resulting in the termination of the plan. The Ryerson Canada Bargaining Unit Pension Plan was fully funded as of the termination date, and as such, all lump sum payments and annuity purchases were funded with pension plan assets. As a result of the termination, the Company recorded a $2.1 million settlement loss in 2024.

The net settlement loss and the curtailment gain were recorded within Other income and (expense), net in the Consolidated Statements of Operations as of December 31, 2024.

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

Income Tax Payments

The Company made income tax payments of $10.3 million in 2024, $6.2 million in 2023, and $176.9 million in 2022. Income tax payments in 2024 increased over the prior year partly due to payments made in the current year to cover taxes incurred in the prior period. Otherwise, payments reflect lower pre-tax income year over year. See Part II. Item 8, Financial Statements and Supplementary Data, Note 18: Income Taxes for further discussion.

Material Cash Requirements

The Company expects to make approximately $471 million in principal payments to satisfy its debt obligations, consisting of $1 million in foreign debt coming due in 2025, and $470 million for the Ryerson Credit Facility coming due in 2027. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 9: Debt for further information.

The Company expects to pay approximately $28 million of interest on the Ryerson Credit Facility and foreign debt over the next 12 months and $42 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2043, and finance leases expiring at various times through 2031. The total amount of future lease payments is estimated to be $477 million with $49 million for the next 12 months. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 6: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2024, we had outstanding purchase obligations of approximately $15 million expiring in 2025.

Deferred Tax Amounts

At December 31, 2024, the Company had a net deferred tax liability of $129 million comprised primarily of a deferred tax asset of $13 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $8 million, deferred tax assets of $11 million related to state, local, and foreign tax loss carryforwards, $93 million related to operating lease liabilities, $19 million of other deferred taxes relating to accrued compensation and other items, $11 million of interest limitation carryforward, and $7 million of federal net operating loss carryforward, offset by a valuation allowance of $4 million and deferred tax liabilities of $91 million related to fixed assets, $101 million related to inventory, $87 million related to operating lease assets, and $8 million related to intangibles. We may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. As of December 31, 2024, the Company had a valuation allowance of $4 million. As of December 31, 2023, the Company had a valuation allowance of $4 million, a decrease of $1 million from the prior year mainly related to an adjustment to certain U.S. federal tax credits and deferred tax assets which were fully reserved. As of December 31, 2024, the valuation allowance continues to be related to U.S. federal tax credit deferred tax assets and foreign tax assets.

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

Based on the impairment test performed on October 1, 2024, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. As of the date of our quantitative assessment, $159.8 million of goodwill resides at the U.S. reporting unit, which represents the majority of the Company's goodwill balance. Based upon the quantitative assessment performed for the U.S. reporting unit, the fair value of the U.S. reporting unit exceeded its carrying value by 13% and as such it was determined that no impairment existed.

The determination of the fair value of the reporting units requires the Company to make significant estimates including forecasts of business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, and forecasts of revenue, gross margin, operating income, depreciation, amortization, and capital expenditures.

In evaluating the U.S. reporting unit, significant weight is placed on forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA") and the weighted average cost of capital (“WACC”) used in the discounted cash flow model, as we determined these items have the most significant impact on the fair value of the reporting unit.

•
EBITDA is expected to improve provided that pricing and volumes stabilize, and we expect to gain operating leverage through the growth initiatives that have been undertaken by the Company, such as significant investment in capital expenditures targeted towards our transactional business, specifically higher margin-value added business and our investment in acquisitions resulting in new product lines, industry exposures, and expanded capabilities to our overall portfolio.
•
We used a WACC of 16.5% based upon market participants assumptions. We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point increase in the discount rate results in a decrease of approximately 5% of the excess fair value over the carrying value of the reporting unit.

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

Purchase Price Accounting: Business combinations are accounted for using the acquisition method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Any shortfall in the cost of the acquisition compared to the fair value of the net assets acquired is recorded in the Consolidated Statement of Operations as a bargain purchase gain. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

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

When calculating pension expense for 2024, we assumed the pension plans’ assets would generate a long-term rate of return of 5.95% for the JT Ryerson plan and 3.85% for the Central Steel and Wire Company plan, and between 4.00% and 5.25% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2024 pension expense by approximately $1 million.

Future pension obligations for the U.S. plans were discounted using rates between of 5.67% and 5.98% at December 31, 2024. Future pension obligations for the Canadian plans were discounted using rate between 4.55% and 4.89% at December 31, 2024. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2024 by approximately $13 million.

The calculation of other postretirement benefit obligations requires the use of a number of assumptions, including the assumed discount rate between 4.40% and 5.69% at December 31, 2024 for measuring future payment obligations. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $1 million.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our variable-rate long-term debt. As of December 31, 2024 and December 31, 2023, we have no publicly traded debt. The carrying value of our debt was $467.4 million and $436.5 million at December 31, 2024 and December 31, 2023, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2024, we have no outstanding interest rate swaps.

As of December 31, 2024 , all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the twelve months of 2024 by approximately $5.8 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.6 million outstanding at December

31, 2024 and a net asset fair value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2024, the Company recognized a gain of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2024 would increase or decrease the fair value of the foreign currency contracts by $0.1 and $0.2 million, respectively.

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

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption, and foreign currency rates. Fuel and gas prices can fluctuate based on input costs, economic conditions, international instability, and supply disruptions. Derivative financial instruments have been used to manage a limited portion of our exposure to fluctuations in the cost of certain metal and energy commodities. No derivatives are held for trading purposes.

As of December 31, 2024, we had 31,658 tons of hot roll coil swap contracts with a net asset value of $0.9 million, 15,711 tons of aluminum swap contracts with a net liability value of $0.3 million, 298 tons of nickel swap contracts with a net liability value of $0.1 million, 1,319 tons of copper swap contracts with a net liability of $0.7 million, 283,000 gallons of natural gas swap contracts with a net asset value of $0.1 million, and 1,176,000 gallons of diesel fuel swap contracts with a net value of zero. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the twelve months ended December 31, 2024, the Company recognized a gain of $7.0 million associated with its metal and energy commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity and energy prices underlying the derivative contracts from the market rate as of December 31, 2024 would increase or decrease the fair value of the derivative contracts by $6.9 million.

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

Reports of Independent Registered Public Accounting Firm	48
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	51
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022	52
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	53
Consolidated Balance Sheets at December 31, 2024 and 2023	54
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022	55
Notes to Consolidated Financial Statements	56
Financial Statements Schedule
II—Valuation and Qualifying Accounts	88
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation and Subsidiary Companies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment of the U.S. Reporting Unit

Description of the Matter

At December 31, 2024, the Company’s goodwill was $161.8 million, of which $161.4 million related to the U.S. reporting unit. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present.

Auditing management’s goodwill impairment assessment for the U.S. reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The more subjective assumptions used in the analysis were projections of future revenue growth rates, gross margin, and earnings before interest, taxes, depreciation and amortization margin, and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management's review of the significant assumptions discussed above. We also tested management's controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the U.S. reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to evaluate the Company’s model, methods, and the more sensitive assumptions utilized, such as the discount rate. We compared the significant assumptions used by management to current industry, market, and economic trends. In addition, we assessed the historical accuracy of management’s estimates, performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions, and tested the reconciliation of the fair value of the reporting unit to the market capitalization of the Company. We also tested the completeness and accuracy of the underlying data used by management in its analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Chicago, Illinois

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ryerson Holding Corporation and Subsidiary Companies

Opinion on Internal Control Over Financial Reporting

We have audited Ryerson Holding Corporation and Subsidiary Companies' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ryerson Holding Corporation and Subsidiary Companies (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

February 20, 2025

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$4,598.7	$5,108.7	$6,323.6
Cost of materials sold	3,764.5	4,087.1	5,013.5
Gross profit	834.2	1,021.6	1,310.1
Warehousing, delivery, selling, general, and administrative	801.2	793.5	735.2
Gain on sale of assets	—	—	(3.8)
Gain on insurance settlement	(1.6)	—	—
Restructuring and other charges	3.1	—	—
Operating profit	31.5	228.1	578.7
Other income (expense):
Interest and other expense on debt	(43.0)	(34.7)	(33.2)
Loss on retirement of debt	—	—	(21.3)
Other income and (expense), net	4.1	0.3	(1.3)
Income (loss) before income taxes	(7.4)	193.7	522.9
Provision (benefit) for income taxes	(0.1)	47.3	131.4
Net income (loss)	(7.3)	146.4	391.5
Less: Net income attributable to noncontrolling interest	1.3	0.7	0.5
Net income (loss) attributable to Ryerson Holding Corporation	$(8.6)	$145.7	$391.0
Basic earnings (loss) per share	$(0.26)	$4.17	$10.41
Diluted earnings (loss) per share	$(0.26)	$4.10	$10.21

Dividends declared per share	$0.7500	$0.7175	$0.5350

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(7.3)	$146.4	$391.5
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(15.4)	4.7	(7.8)
Gain on cash flow hedges	—	—	1.9
Changes in defined benefit pension and other post-retirement benefit plans	2.5	(0.3)	38.6
Other comprehensive income (loss), before tax	(12.9)	4.4	32.7
Income tax provision related to items of other comprehensive income	1.0	—	12.0
Comprehensive income (loss), after tax	(21.2)	150.8	412.2
Less: Comprehensive income attributable to noncontrolling interest	1.2	0.7	0.5
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(22.4)	$150.1	$411.7

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$(7.3)	$146.4	$391.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77.6	62.5	59.0
Stock-based compensation	11.6	13.8	9.1
Deferred income taxes	(9.8)	16.8	7.4
Provision for allowances, claims, and doubtful accounts	3.1	(0.1)	0.2
Loss on retirement of debt	—	—	21.3
Restructuring and other charges	3.1	—	—
Gain on sale of assets	—	—	(3.8)
Gain on bargain purchase	—	—	(0.6)
Non-cash (gain) loss from derivatives	7.8	(11.3)	(17.9)
Pension settlement charge	0.3	—	—
Pension and other postretirement benefits curtailment gain	(0.3)	(0.8)	—
Other items	(1.6)	(0.4)	(0.6)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	40.0	67.9	126.7
Inventories	119.9	28.8	39.9
Other assets and liabilities	—	6.4	19.2
Accounts payable	(5.6)	24.8	(72.1)
Accrued liabilities	(21.2)	(17.3)	(17.5)
Accrued taxes payable/receivable	0.3	23.3	(52.9)
Deferred employee benefit costs	(13.0)	(11.6)	(7.7)
Tenant improvement allowance	—	15.9	—
Net adjustments	212.2	218.7	109.7
Net cash provided by operating activities	204.9	365.1	501.2
Investing activities:
Acquisitions, net of cash acquired	(44.1)	(137.8)	(57.0)
Capital expenditures	(99.6)	(121.9)	(105.1)
Proceeds from sale of property, plant, and equipment	2.1	0.5	8.0
Proceeds from insurance settlement	1.4	0.3	—
Investment in subsidiary	—	—	(2.0)
Other investing activities	(2.5)	(3.2)	(3.9)
Net cash used in investing activities	(142.7)	(262.1)	(160.0)
Financing activities:
Repayment of debt	(2.2)	(1.7)	(321.3)
Net proceeds of short-term borrowings	31.7	69.8	26.1
Credit facility issuance costs	—	—	(2.7)
Net increase (decrease) in book overdrafts	(25.5)	(7.1)	29.6
Principal payments on finance lease obligations	(6.4)	(7.1)	(9.2)
Dividends paid to shareholders	(24.8)	(24.8)	(19.9)
Share repurchases	(51.0)	(113.9)	(50.0)
Proceeds from exercise common stock options	0.1	—	—
Contingent payment related to acquisitions	(5.0)	(0.3)	—
Tax withholdings on stock-based compensation awards	(3.7)	(3.2)	(2.7)
Net cash used in financing activities	(86.8)	(88.3)	(350.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24.6)	14.7	(8.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.5)	0.2	(3.0)
Net change in cash, cash equivalents, and restricted cash	(26.1)	14.9	(11.9)
Cash, cash equivalents, and restricted cash—beginning of period	55.4	40.5	52.4
Cash, cash equivalents, and restricted cash—end of period	$29.3	$55.4	$40.5
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$40.6	$29.9	$38.3
Income taxes, net	10.3	6.2	176.9
Noncash activities:
Asset additions under operating leases	31.7	138.8	61.6
Asset additions under finance leases	6.1	5.3	3.9

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$27.7	$54.3
Restricted cash (Note 3)	1.6	1.1
Receivables less provisions of $2.5 at December 31, 2024 and $1.7 at December 31, 2023 (Note 17)	425.6	467.7
Inventories (Note 4)	684.6	782.5
Prepaid expenses and other current assets	68.1	77.8
Total current assets	1,207.6	1,383.4
Property, plant, and equipment, net of accumulated depreciation (Note 5)	636.7	589.6
Operating lease assets (Note 6)	344.6	349.4
Other intangible assets (Note 7)	68.3	73.7
Goodwill (Note 8)	161.8	157.8
Deferred charges and other assets	20.5	15.7
Total assets	$2,439.5	$2,569.6
Liabilities
Current liabilities:
Accounts payable	$440.8	$463.4
Accrued liabilities:
Salaries, wages, and commissions	35.7	51.9
Other accrued liabilities	67.1	75.9
Short-term debt (Note 9)	0.7	8.2
Current portion of operating lease liabilities (Note 6)	32.1	30.5
Current portion of deferred employee benefits (Note 10)	3.7	4.0
Total current liabilities	580.1	633.9
Long-term debt (Note 9)	466.7	428.3
Deferred employee benefits (Note 10)	90.9	106.7
Noncurrent operating lease liabilities (Note 6)	334.6	336.8
Deferred income taxes (Note 18)	129.0	135.5
Other noncurrent liabilities	13.7	13.9
Total liabilities	1,615.0	1,655.1
Commitments and contingencies (Note 12)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 39,899,093 shares issued at December 31, 2024; 100,000,000 shares authorized and 39,450,659 issued at December 31, 2023	0.4	0.4
Capital in excess of par value	423.5	411.6
Retained earnings	779.6	813.2
Treasury stock at cost – Common stock of 8,051,226 shares at December 31, 2024 and 5,413,434 shares at December 31, 2023	(234.4)	(179.3)
Accumulated other comprehensive loss (Note 15)	(153.8)	(140.0)
Total Ryerson Holding Corporation stockholders’ equity	815.3	905.9
Noncontrolling interest	9.2	8.6
Total equity	824.5	914.5
Total liabilities and equity	$2,439.5	$2,569.6

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Cash Flow Hedge - Interest Rate Swap	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2022	38,687	$0.4	(293)	$(8.4)	$388.6	$321.7	$(49.1)	$(114.5)	$(1.5)	$7.4	$544.6
Net income	—	—	—	—	—	391.0	—	—	—	0.5	391.5
Foreign currency translation	—	—	—	—	—	—	(7.8)	—	—	—	(7.8)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $11.6	—	—	—	—	—	—	—	27.0	—	—	27.0
Share repurchases	—	—	(1,701)	(50.0)	—	—	—	—	—	—	(50.0)
Stock-based compensation expense	372	—	(77)	(2.7)	9.1	—	—	—	—	—	6.4
Cash dividends and dividend equivalents	—	—	—	—	—	(20.2)	—	—	—	—	(20.2)
Cash flow hedge - interest rate swap, net of tax of $0.4	—	—	—	—	—	—	—	—	1.5	—	1.5
Balance at December 31, 2022	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$—	$7.9	$893.0
Net income	—	—	—	—	—	145.7	—	—	—	0.7	146.4
Foreign currency translation	—	—	—	—	—	—	4.7	—	—	—	4.7
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of zero	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Share repurchases	—	—	(3,252)	(115.0)	—	—	—	—	—	—	(115.0)
Stock-based compensation expense	391	—	(90)	(3.2)	13.8	—	—	—	—	—	10.6
Issuance of common stock	1	—	—	—	—	—	—	—	—	—	—
Cash dividends and dividend equivalents	—	—	—	—	0.1	(25.0)	—	—	—	—	(24.9)
Balance at December 31, 2023	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$—	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(8.6)	—	—	—	1.3	(7.3)
Foreign currency translation	—	—	—	—	—	—	(15.3)	—	—	(0.1)	(15.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $1.0	—	—	—	—	—	—	—	1.5	—	—	1.5
Share repurchases	—	—	(2,527)	(51.4)	—	—	—	—	—	—	(51.4)
Stock-based compensation expense	441	—	(111)	(3.7)	11.6	—	—	—	—	—	7.9
Issuance of common stock	7	—	—	—	0.1	—	—	—	—	—	0.1
Dividends declared to non-controlling interest	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Cash dividends and dividend equivalents	—	—	—	—	0.2	(25.0)	—	—	—	—	(24.8)
Balance at December 31, 2024	39,899	$0.4	(8,051)	$(234.4)	$423.5	$779.6	$(67.5)	$(86.3)	$—	$9.2	$824.5

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.3% of our issued and outstanding common stock as of December 31, 2024. On February 28, 2023, Platinum sold 2,486,580 shares of common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,513,420 shares of common stock. On May 8, 2023, Platinum sold 2,630,700 shares of its common stock through an underwritten secondary offering. Concurrently, Ryerson Holding completed a share repurchase from Platinum of 1,369,300 shares of common stock. Also, on August 8, 2023, Platinum sold 4,000,000 shares of its common stock through an underwritten secondary offering. Following the close of those transactions, Platinum's ownership of our common stock decreased from approximately 43% to approximately 11.5% as of December 31, 2023. Ryerson Holding is no longer a “controlled company” within the meaning of the corporate governance standards of The New York Stock Exchange.

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

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% and investments in limited partnerships are accounted for by the equity method. Equity income is reported in other income and (expense), net in the Consolidated Statements of Operations. Equity income amounted to zero for the year ended December 31, 2024. Equity loss during the years ended December 31, 2023 and 2022 was $0.1 million and zero, respectively.

Business Segments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. See Note 13: Segment Information for further details.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs, inclusive of depreciation and both internal and external delivery costs, totaled $138.4 million, $139.1 million, and $137.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation.

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

Fair Value Measurements. To increase consistency and comparability in fair value measurements, FASB ASC 820 "Fair Value Measurement" ("ASC 820") establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Ryerson utilizes fair value measurements in the calculation of pension plan assets and derivative assets. See Note 10: Employee Benefits and Note 14: Derivatives respectively for further information.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility which are typically for terms of 30 to 60 days. See the Consolidated Balance Sheets for the December 31, 2024 and December 31, 2023 values of these assets and liabilities.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $74.2 million and $99.7 million to accounts payable at December 31, 2024 and 2023, respectively.

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

Internal-Use Software. Software is recognized in accordance with FASB ASC 350-40, "Internal-Use Software" ("ASC 350-40"). The Company has various software that is acquired, internally developed, or modified solely to meet the Company's internal needs, and software that the Company obtains access to in cloud computing arrangements that includes internal-use software licenses. Software development costs are capitalized when the preliminary project stage is complete and the development stage of the project commences, it is probable that the project will be complete, and the software will be used to perform the function intended. Costs associated with preliminary project stage activities, training, maintenance, and all other post implementation stage activities are expensed as incurred. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Our cloud computing arrangements that include a license to an internal use software which does not meet the criteria as defined by ASC 350-40 are accounted for as service contracts and do not constitute a purchase of a software or license to a software and as such are accounted as prepaid expenses and are amortized over the prepayment period. As of December 31, 2024 and 2023 we had $2.7 million and $1.9 million of software in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively. See Note 5: Property Plan and Equipment for the balances of software costs capitalized to fixed assets.

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

Many of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. To determine the expected lease term, we include any noncancelable periods within the lease agreement as well as any periods covered by an option to extend the lease if we are reasonably certain to exercise the option. The equipment leases do not typically include options for renewal but may include options for purchase at the end of the lease. We determine the likelihood of exercising the option for purchase by assessing the option price versus the estimated fair value at the end of the lease term to determine if the option price is advantageous enough that we are reasonably certain to exercise it. The depreciable life of finance lease assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease payments include fixed payments, the exercise price of a purchase option that is reasonably certain of exercise, variable payments based on a known index, and the amount probable that the Company will owe under a residual value guarantee. Variable lease payments that are not based on a known index are not included in lease payments and are expensed as incurred.

The discount rate used to determine the amount of right of use assets, lease liabilities, and lease classification is the interest rate implicit in the lease, when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the $1.3 billion revolving credit facility amended as of June 10, 2024 (as amended, the “Ryerson Credit Facility” or "Credit Facility").

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

Deferred Financing Costs. Deferred financing costs associated with the issuance of debt are being amortized using the straight line method over the life of the debt in accordance with FASB ASC 470, “Debt” (“ASC 470”). Deferred financing costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Foreign Currency. The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year. The Company recognized an exchange gain of $4.1 million, and losses of $2.0 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are classified either in Other income and (expense), net or Warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards–Adopted

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”. This update requires public entities to enhance segment disclosures on both an interim and annual basis. These disclosures include, among others, significant segment expenses regularly reviewed by the chief operating decision maker ("CODM"), an amount for other segment items, the title and position of the CODM, a measure of segment profit or loss and how the CODM uses this information in assessing performance. Full segment disclosures will be required of entities that have a single operating segment. The Company adopted this guidance for annual disclosures for fiscal year 2024 and will adopt it for interim disclosures in fiscal year 2025. The adoption of these changes did not have an impact on the Company’s consolidated financial statements other than disclosure requirements which are included in Note 13: Segment Information.

Recently Issued Accounting Standards–Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. We plan to adopt this ASU as of December 31, 2025. We do not expect there to be an impact to the consolidated financial statements, other than disclosure requirements.

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025 issued an update through ASU 2025-01. The amendment requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The categories required to be disclosed under the amendment include; purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as a qualitative description of the amount remaining in relevant expense captions that are not disaggregated quantitatively. Additionally, disclosure is required of the total amount of selling expenses and the entity's definition of selling expenses in the annual reporting periods only. This update is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are still assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements, other than disclosure requirements.

Note 2: Acquisitions

2024 Acquisition

On August 1, 2024, JT Ryerson paid $44.1 million to acquire Production Metals, LLC ("Production Metals"). Based out of Monroe, Connecticut, Production Metals serves New England and the surrounding area with bar, tube, sheet, and plate products along with precision sawing, lasering, and water jet cutting in the aerospace, defense, and semiconductor end markets. Production Metals provides JT Ryerson with an opportunity to bolster our value-added aluminum, stainless, and specialty steel offerings in the Northeast United States and throughout the entire JT Ryerson network of service centers. The Company has not yet finalized the process of measuring the fair value of assets acquired and liabilities assumed in accordance with ASC 805, "Business Combinations" as of December 31, 2024. The acquisition is not material to our consolidated financial statements.

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

On November 1, 2023, JT Ryerson acquired TSA Processing ("TSA"). Headquartered in Houston, Texas, with five other locations across the Midwest and Southern United States, TSA is a stainless steel and aluminum coil and sheet processor. In 2024, JT Ryerson closed one of the facilities initially purchased.

On December 1, 2023, JT Ryerson acquired Hudson Tool Steel Corporation ("Hudson"). Hudson is headquartered in Cerritos, California, with two facilities located in the Midwest and Northeast. Hudson is a supplier of tool steels and high-speed, carbon, and alloy steels.

The 2023 acquisitions will strengthen and expand JT Ryerson's valued-add services within our industry-leading stainless and aluminum franchises as well as our tool steel capabilities which will allow us to increase our offerings to better serve our diverse customer base across our entire network. We paid a total of $127.2 million, net of cash acquired for the 2023 acquisitions. As of December 31, 2024, there was $1.6 million of unpaid purchase consideration relating to the 2023 acquisitions accrued on the Consolidated Balance Sheet relating to holdback payments expected to be paid within 18 months.

We deemed the 2023 acquisitions individually immaterial, yet significant in the aggregate to the Consolidated Balance Sheet. Included in our Consolidated Statements of Operations for the year-ended December 31, 2024 and December 31, 2023 were revenues of $104.8 million and $43.2 million, respectively, and net loss of $1.6 million and income of $1.8 million, respectively, related to the 2023 acquisitions. The 2023 acquisitions are insignificant to the Company's Consolidated Statements of Operations for the year-ended December 31, 2024 and December 31, 2023. The financial results presented are for significance disclosure purposes only and are not indicative of future performance.

The allocations of the total purchase price from our combined 2023 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(In millions)
Cash and cash equivalents	$5.8
Receivables, less provisions	20.4
Inventories	11.6
Prepaid expenses and other current assets	2.0
Property, plant, and equipment	47.8
Operating lease assets	35.0
Other intangible assets	31.3
Goodwill	28.8
Other noncurrent assets	1.2
Total identifiable assets acquired	183.9
Accounts payable	(7.2)
Salaries, wages, and commissions	(2.0)
Other accrued liabilities	(0.7)
Operating lease liabilities	(32.4)
Deferred income taxes	(6.1)
Total liabilities assumed	(48.4)
Net identifiable assets acquired	135.5

The 2023 acquisitions discussed above were all accounted for under the acquisition method of accounting and, accordingly, the purchase price for each transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. As needed for each transaction, the Company used a third-party valuation firm to estimate the fair values of property, plant, and equipment, leases, earn-outs, and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals. The Consolidated Balance Sheets reflect the allocations of each acquisition's purchase price as of December 31, 2024 and December 31, 2023.

Included in the total purchase price is $0.9 million of contingent consideration at fair value. The contingent consideration is based on the attainment of certain financial metrics over the course of 4 years following the acquisition date with a maximum payout of $5.1 million. The fair value of the contingent consideration as of acquisition date was determined using a Monte Carlo simulation. During 2024, the fair value of the contingent consideration was determined to be zero based on actual financial performance and updated projections through the end of the earnout periods and as a result, $0.9 million of income was recognized in other income and (expense), net in the Consolidated Statements of Operations. The fair value of the contingent consideration as of December 31, 2024 is zero.

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

2022 Acquisition Activity

On August 31, 2022, JT Ryerson acquired Howard Precision Metals, Inc. ("Howard"). During 2024, JT Ryerson paid $1.9 million in holdback payments which are included within financing activities in the Consolidated Statements of Cash Flows.

On November 1, 2022, JT Ryerson acquired Excelsior, Inc. ("Excelsior"). During 2024, JT Ryerson paid $3.4 million in holdback payments which are included in financing activities in the Consolidated Statements of Cash Flows.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$27.7	$54.3
Restricted cash	1.6	1.1
Total cash, cash equivalents, and restricted cash	$29.3	$55.4

We had cash restricted for the purposes of covering letters of credit that can be presented for potential insurance claims and material purchases.

Note 4: Inventories

The Company primarily uses the last-in, first-out ("LIFO") method of valuing inventory. Under this method, older costs are included in inventory, which may be higher or lower than current costs.

See the Consolidated Balance Sheets for the December 31, 2024 and December 31, 2023 values of our in process and finished good inventory.

If current cost had been used to value inventories, such inventories would have been $95 million and $148 million higher than reported at December 31, 2024 and 2023, respectively. Approximately 89% and 88% of inventories are accounted for under the LIFO method at December 31, 2024 and 2023, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $5.0 million and $7.1 million at December 31, 2024 and 2023, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2024 and 2023:

	At December 31,
	2024	2023
	(In millions)
Land and land improvements	$73.9	$71.7
Buildings and leasehold improvements	252.6	211.7
Machinery, equipment, and other	724.0	647.4
Finance leases	35.2	42.2
Software	43.2	30.8
Construction in progress	23.1	67.7
Total	1,152.0	1,071.5
Less: Accumulated depreciation	(515.3)	(481.9)
Net property, plant, and equipment	$636.7	$589.6

The Company also had normal course asset sale activity which generated additional cash proceeds of $2.1 million, $0.5 million, and $8.0 million at December 31, 2024, 2023 and 2022, respectively.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. The Company has noncancelable operating leases expiring at various times through 2043, and finance leases expiring at various times through 2031.

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

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheets as of December 31, 2024 and 2023:

		At December 31,
Leases	Balance Sheet Location	2024	2023
		(In millions)
Assets
Operating lease assets	Operating lease assets	$344.6	$349.4
Finance lease assets	Property, plant, and equipment, net(a)	20.0	25.7
Total lease assets		$364.6	$375.1
Liabilities
Current
Operating	Current portion of operating lease liabilities	$32.1	$30.5
Finance	Other accrued liabilities	5.7	6.8
Noncurrent
Operating	Noncurrent operating lease liabilities	334.6	336.8
Finance	Other noncurrent liabilities	11.0	10.6
Total lease liabilities		$383.4	$384.7

(a)
Finance lease assets are recorded net of accumulated amortization of $15.2 million and $16.5 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2024	2023	2022
			(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$48.0	$43.6	$36.8
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	5.1	5.0	4.5
Interest on lease liabilities	Interest and other expense on debt	1.0	0.8	0.8
Variable lease expense	Warehousing, delivery, selling, general, and administrative	4.2	3.4	2.6
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	1.7	2.4	2.8
Total lease expense		$60.0	$55.2	$47.5

The following table presents the maturity analysis of lease liabilities at December 31, 2024:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2025	$42.7	$6.7
2026	45.2	4.6
2027	43.4	3.0
2028	39.7	2.6
2029	39.1	1.5
After 2029	247.7	0.6
Total lease payments	457.8	19.0
Less: Interest(b)	(94.0)	(2.3)
Present value of lease liabilities(c)	$363.8	$16.7

(a)
There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and there were no legally binding lease payments for leases signed but not yet commenced.
(b)
Calculated using the discount rate for each lease.
(c)
Includes the current portion of $32.1 million for operating leases and $5.7 million for finance leases. The operating lease payments are net of $2.9 million of prepayments, which are recorded within the Operating Lease Asset line of the Consolidated Balance Sheet.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2024 and 2023:

	At December 31,
Lease Term and Discount Rate	2024	2023

Weighted-average remaining lease term (years)
Operating leases	11.5	12.5
Finance leases	3.7	3.3
Weighted-average discount rate
Operating leases	3.9%	3.8%
Finance leases	6.7%	6.0%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2024, 2023, and 2022 is summarized below:

	Year Ended December 31,
Other Information	2024	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44.7	$40.5	$34.3
Operating cash flows from finance leases	1.0	0.8	0.8
Financing cash flows from finance leases	6.4	7.1	9.2
Assets obtained in exchange for lease obligations:
Operating leases	31.7	138.8	61.6
Finance leases	6.1	5.3	3.9

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2024 and 2023:

		At December 31, 2024			At December 31, 2023
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.8	$100.1	$(57.0)	43.1	$97.3	$(52.2)	$45.1
Developed technology / product know-how	9.5	4.8	(4.2)	0.6	4.8	(3.9)	0.9
Non-compete agreements	7.0	0.8	(0.1)	0.7	0.1	(0.1)	—
Trademarks	13.7	55.7	(31.8)	23.9	55.3	(27.6)	27.7
Total definite-lived intangible assets		$161.4	$(93.1)	$68.3	$157.5	$(83.8)	$73.7

As part of the 2024 acquisition of Production Metals, LLC, Ryerson preliminarily allocated $3.1 million to customer relationships, $0.6 million to trademarks, and $0.8 million to non-compete agreements, with useful lives of 17 years, 10 years, and 7 years, respectively.

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 was $9.7 million, $8.5 million, and $7.2 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2024, for each of the years in the five year period ending December 31, 2029 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2025	9.6
For the year ended December 31, 2026	9.5
For the year ended December 31, 2027	8.9
For the year ended December 31, 2028	7.1
For the year ended December 31, 2029	6.2
For the years ended thereafter	27.0

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2023	$137.5	$(8.3)	$129.2
Acquisitions	28.6	—	28.6
Balance at December 31, 2023	$166.1	$(8.3)	$157.8
Acquisitions	4.1	—	4.1
Foreign Currency Translation	(0.1)	—	(0.1)
Balance at December 31, 2024	$170.1	$(8.3)	$161.8

As of December 31, 2024, $161.4 million of goodwill resides at the U.S. reporting unit and $0.4 million of goodwill resides at the Canada reporting unit. In 2024, the Company recognized $1.6 million of goodwill within the U.S. reporting unit related to the acquisition of Production Metals. The Company also recognized $2.5 million related to purchase accounting adjustments on the 2023 acquisitions, offset by $0.1 million of foreign exchange translation. There was no additional goodwill recognized in 2024 related to the

Canada Reporting unit. Of the $4.1 million of goodwill recognized in 2024, $1.8 million is not deductible for income tax purposes and the remaining $2.3 million is fully deductible for income tax purposes.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur that might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2024.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2024 and 2023:

	At December 31,
	2024	2023
	(In millions)
Ryerson Credit Facility	$470.0	$433.0
Foreign debt	0.7	6.0
Other debt	—	2.2
Unamortized debt issuance costs and discounts	(3.3)	(4.7)
Total debt	467.4	436.5
Less:
Short-term foreign debt	0.7	6.0
Other short-term debt	—	2.2
Total long-term debt	$466.7	$428.3

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2025	$0.7
For the year ended December 31, 2026	—
For the year ended December 31, 2027	470.0
For the year ended December 31, 2028	—
For the year ended December 31, 2029	—
For the years ended thereafter	—

Ryerson Credit Facility

On June 29, 2022, Ryerson entered into a fifth amendment of its revolving credit facility to among other things, increase the facility size from $1.0 billion to $1.3 billion and to extend the maturity date from November 5, 2025 to June 29, 2027. On June 10, 2024, Ryerson entered into a sixth amendment of its revolving credit facility to make conforming changes to effectuate the transition of the reference rate for the revolving loans borrowed in Canadian Dollars from the Canadian Dollar Offered Rate to the forward-looking term rate based on the Canadian Overnight Repo Rate Average ("CORRA").

At December 31, 2024, Ryerson had $470.0 million of outstanding borrowings, $1 million of letters of credit issued, and $376 million available under the Ryerson Credit Facility compared to $433.0 million of outstanding borrowings, $10 million of letters of credit issued, and $560 million available at December 31, 2023. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (i) a rate determined by reference to (A) the base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the Term Secured Overnight Financing Rate

(“SOFR”) plus 1.00%) or (B) a Term SOFR rate or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and the Term SOFR rate plus 1.00%), (B) a Term SOFR rate (for loans denominated in U.S. Dollars), or (C) the CORRA rate (for loans denominated in Canadian Dollars).

The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR rate is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread over the CORRA rate is 0.30% for a one-month interest period or 0.32% for a three-month interest period. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility was 5.9% and 6.6% at December 31, 2024 and December 31, 2023, respectively.

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

2028 Notes

On July 22, 2020, JT Ryerson issued $500 million in aggregate principal amount of its 2028 Senior Secured Notes. The Company completed $200 million worth of repurchases and redemptions prior to 2022. During 2022, the company repurchased, redeemed, and retired the remaining 2028 Notes principal amount of $300.0 million, bringing the balance to zero as of December 31, 2022. The total paid to repurchase the 2028 Notes during 2022 was $319.2 million. The second quarter 2022 repurchases included a completed tender offer in which $132.2 million of the 2028 Notes were tendered for $140.8 million. Including $2.1 million of debt issuance costs written off as part of the transaction, the total loss related to the tender offer was $10.7 million. In the third quarter of 2022, the Company redeemed $50.0 million in aggregate principal amount of the 2028 Notes for $51.5 million, resulting in the recognition of $1.5 million loss. The total 2022 repurchases resulted in the recognition of a $21.3 million loss within other income and (expense) on the Consolidated Statement of Operations. Additional debt issuance costs of $2.6 million related to non-tender repurchases were written off and recognized within interest expense.

Foreign Debt

At December 31, 2024, Ryerson China had $0.6 million debt related to letter of credit drawdowns that incur service charges (an initiation fee of 0.05%), rather than interest. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $0.1 million debt related to letter of credit drawdown that incur service charges (an initiation fee of 0.004%), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2023, Ryerson China’s total foreign borrowings were $5.4 million, which were owed to banks in Asia at a weighted average interest rate of 3.4% per annum and secured by inventory and property, plant, and equipment. Ryerson China had additional $0.6 million of debt related to letter of credit drawdowns that incur service charges (an initiation fee ranging between 0.15% and 0.30% and a redemption fee ranging from zero to 0.13% per month), rather than interest. These balances were not secured with any of Ryerson China's assets.

Availability under Ryerson China’s credit facility was $47 million and $42 million at December 31, 2024 and 2023, respectively. Letters of credit issued by our foreign subsidiaries outside of China totaled $1 million at December 31, 2024 and 2023.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2024, 2023, and 2022, expense recognized for the defined contribution plans was $11.3 million, $10.5 million, and $9.4 million, respectively.

Central Steel and Wire Company (“CSW”), a subsidiary of JT Ryerson, also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $6.6 million in lump sums and annuity purchases during 2024, $2.5 million in 2023 and $2.6 million in 2022. Because the payouts were more than the fiscal year service cost plus interest in 2024, settlement accounting was reflected as of December 31, 2024 resulting in a settlement gain of $1.8 million. Conversely, because the payouts were less than the fiscal year service cost plus interest, settlement accounting was not reflected for the years ended 2023 or 2022. The payouts in 2024, 2023, and 2022 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

Due to the closure of CSW's headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the future service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSWPP was remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occur, resulting in a curtailment gain of $0.2 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. As a result of the remeasurement, the discount rate for measuring obligations increased from 5.24% at December 31, 2023 to 5.57% as of February 29, 2024. The expected long-term rate of return on pension assets remained unchanged from December 31, 2023 at 3.85%.

In the first quarter of 2024, the Ryerson Canada Bargaining Unit Pension Plan made $1.2 million of lump sum payments to plan participants and purchased $5.0 million of annuities on behalf of plan participants. The lump sum payments and annuity purchases consisted of all of the existing liabilities of the Ryerson Canada Bargaining Unit Pension Plan, resulting in the termination of the plan. The Ryerson Canada Bargaining Unit Pension Plan was fully funded as of the termination date, and as such, all lump sum payments and annuity purchases were funded with pension plan assets. As a result, the Company recorded a $2.1 million settlement loss in 2024.

The Company’s U.S. other postretirement benefit plans include the Ryerson Postretirement Welfare Plan (“Ryerson OPEB”) and Central Steel and Wire Postretirement Medical Plan (“CSW OPEB”).

Related to the CSW move to University Park discussed above, curtailment accounting was also applied for the CSW OPEB plan. The CSW OPEB plan was remeasured as of February 29, 2024, resulting in a curtailment gain of $0.1 million recognized in the first quarter of 2024 and $0.3 million recognized in the fourth quarter of 2023.

The Company has other deferred employee benefit plans, including supplemental pension plans, the net liability for which totaled $10.0 million and $11.2 million at December 31, 2024 and 2023, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had an additional measurement date of February 29, 2024 for the CSWPP due to the significant reduction in the future service years of employees described above. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the pension benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate for calculating obligations	5.67%	5.05%	5.28%
Discount rate for calculating service cost	5.08	5.30	2.97
Discount rate for calculating interest cost	4.99	5.20	2.28
Expected rate of return on plan assets	5.95	6.05	4.85
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Retirement Plan	Year Ended December 31, 2024	January 1 to February 29, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate for calculating obligations	5.98%	5.57%	5.24%	5.45%
Discount rate for calculating service cost	5.59	5.26	5.48	3.33
Discount rate for calculating interest cost	5.48	5.12	5.40	3.10
Expected rate of return on plan assets	3.85	3.85	3.80	1.80
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00

The expected rate of return on plan assets is 6.25% for RPP and 4.50% for CSWPP for 2025.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate for calculating obligations	5.69%	5.06%	5.29%
Discount rate for calculating service cost	5.12	5.34	3.08
Discount rate for calculating interest cost	4.99	5.21	2.22
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2024	January 1 to February 29, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate for calculating obligations	5.69%	5.41%	5.05%	5.26%
Discount rate for calculating service cost	5.46	5.10	5.31	3.00
Discount rate for calculating interest cost	5.35	5.00	5.21	2.16

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	Salaried	Bargaining	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	4.55%	N/A	4.64%	4.64%	5.17%	5.17%
Discount rate for calculating net periodic benefit cost	4.64	4.64	5.17	5.17	2.85	2.85
Expected rate of return on plan assets	5.25	4.00	6.00	4.25	4.25	2.25
Rate of compensation increase	3.00	N/A	3.00	N/A	3.00	3.00

The expected rate of return on Canadian Salaried plan assets for 2025 is 5.00%. There is no expected return on plan assets for the Ryerson Bargaining plan since the plan was terminated during 2024.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate for calculating obligations	4.40%	4.63%	5.16%
Discount rate for calculating net periodic benefit cost	4.63	5.16	2.75
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$324.2	$326.3	$35.7	$38.4
Service cost	1.5	1.7	0.2	0.2
Interest cost	14.9	16.2	1.7	1.9
Actuarial (gain) loss	(11.0)	6.1	(3.7)	(2.7)
Effect of changes in exchange rates	(2.5)	0.8	(0.5)	0.1
Contractual and company restructuring	0.2	0.1	—	—
Curtailment gain	(0.2)	(0.5)	(0.1)	(0.3)
Annuities purchased and lump sums paid	(6.1)	—	—	—
Benefits paid (net of participant contributions and subsidies)	(30.2)	(26.5)	(1.6)	(2.0)
Medicare Part D retiree drug subsidy	—	—	—	0.1
Benefit obligation at end of year	$290.8	$324.2	$31.7	$35.7
Accumulated benefit obligation at end of year	$286.1	$318.6	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$260.3	$253.3	$—	$—
Actual return on plan assets	5.6	23.9	—	—
Employer contributions	10.9	8.8	1.6	2.0
Effect of changes in exchange rates	(2.6)	0.8	—	—
Annuities purchased and lump sums paid	(6.1)	—	—	—
Benefits paid (net of participant contributions and refunds)	(30.2)	(26.5)	(1.6)	(2.0)
Plan assets at fair value at end of year	$237.9	$260.3	$—	$—
Reconciliation of Amount Recognized
Funded status	$(52.9)	$(63.9)	$(31.7)	$(35.7)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(2.8)	$(3.0)
Non-current liabilities	(52.9)	(63.9)	(28.9)	(32.7)
Net benefit liability at the end of the year	$(52.9)	$(63.9)	$(31.7)	$(35.7)

Canadian benefit obligations represented $25.4 million and $34.1 million of the Company’s total Pension Benefits obligations at December 31, 2024 and 2023, respectively. Canadian plan assets represented $27.7 million and $35.9 million of the Company’s total plan assets at fair value at December 31, 2024 and 2023, respectively. In addition, Canadian benefit obligations represented $5.1 million and $5.7 million of the Company’s total Other Benefits obligation at December 31, 2024 and 2023, respectively.

The pension benefit obligations recorded as of December 31, 2024 and 2023 were impacted by changes in assumptions. During the year ended December 31, 2024 the pension benefit obligation decreased by $13.2 million due to a change in the discount rate and increased by $1.6 million due to updated demographic information for the participants in the plan. During the year ended December 31, 2023 the pension benefit obligation increased by $7.6 million due to an decrease in the discount rate and decreased by $2.5 million due to updated mortality tables.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$137.6	$143.6	$(45.2)	$(49.2)
Net loss (gain)	$137.6	$143.6	$(45.2)	$(49.2)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2024 and 2023 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2024¹	2023	2024	2023
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial gain	$(1.7)	$(1.8)	$(3.8)	$(3.0)
Amortization of net actuarial loss (gain)	(4.1)	(4.3)	7.3	8.3
Curtailment charge	0.2	0.5	0.1	0.3
Net gain (loss)	$(5.6)	$(5.6)	$3.6	$5.6

(1) Not shown is a $1.8 million settlement loss related to the Ryerson Canada Bargaining Unit Pension Plan and a $1.8 million gain on the CSWPP, which net to zero.

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2024, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 8.6 percent, grading down to 4.5 percent in 2034, the level at which it is expected to remain. The rate for participants over 65 was 9.7 percent grading down to 4.5 percent in 2034. For measurement purposes for U.S. plans at December 31, 2023, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.1 percent, grading down to 4.5 percent in 2032, the level at which it is expected to remain. The rate for participants over 65 was 7.5 percent grading down to 4.5 percent in 2032.

For benefit obligation measurement purposes for Canadian plans, at both December 31, 2024 and December 31, 2023, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 percent in 2040, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.5	$1.7	$2.8	$0.2	$0.2	$0.4
Interest cost	14.9	16.2	9.8	1.7	1.9	1.3
Expected return on assets	(15.2)	(16.4)	(13.3)	—	—	—
Recognized actuarial loss (gain)	4.1	4.3	8.0	(7.3)	(8.3)	(5.9)
Amortization of prior service credit	—	—	—	—	—	(0.1)
Contractual termination benefits expense	—	0.1	—	—	—	—
Settlement expense	0.3	—	—	—	—	—
Curtailment gain	(0.2)	(0.5)	—	(0.1)	(0.3)	—
Net periodic benefit cost (credit)	$5.4	$5.4	$7.3	$(5.5)	$(6.5)	$(4.3)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for pre-65 and post-65 participants was 7.1 percent and 7.5 percent, respectively, grading down to 4.5 percent in 2032, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 percent in 2040, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 4.50% to 6.25% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust asset allocations at December 31, 2024 and 2023, by asset category were as follows:

	Trust Assets at December 31,
	2024	2023
Equity securities	32%	31%
Debt securities	53	54
Real Estate	8	8
Other	7	7
Total	100%	100%

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

The approved weighted-average target ranges and allocations as of the December 31, 2024 measurement date were as follows:

	Range	Target
Equity securities	18-42%	31%
Debt securities	49-82	56
Real estate	0-11	9
Other	0-6	4
Total		100%

Fair Value Measurements

The fair value of our pension plan assets at December 31, 2024 by asset category are as follows:

	Fair Value Measurements at December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.9	$6.9	$—	$—
Equity securities:
US large cap	27.4	—	27.4	—
US small/mid cap	4.8	—	4.8	—
International companies	15.6	—	15.6	—
Global companies	27.6	—	27.6	—
Fixed income securities:
Investment grade debt	115.2	—	115.2	—
Non investment grade debt	1.6	—	1.6	—
Real estate	2.0	—	2.0	—
Investments valued at net asset value	36.8	—	—	—
Total	$237.9	$6.9	$194.2	$—

The fair value of our pension plan assets at December 31, 2023 by asset category are as follows:

	Fair Value Measurements at December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$8.4	$8.4	$—	$—
Equity securities:
US large cap	26.5	—	26.5	—
US small/mid cap	4.9	—	4.9	—
International companies	19.0	—	19.0	—
Global companies	29.4	—	29.4	—
Fixed income securities:
Investment grade debt	134.8	—	134.8	—
Non investment grade debt	1.7	—	1.7	—
Real estate	1.1	—	1.1	—
Investments valued at net asset value	34.5	—	—	—
Total	$260.3	$8.4	$217.4	$—

The pension assets classified as Level 2 investments in 2024 and 2023 were part of common collective trust investments. See Note 1: Summary of Accounting and Financial Policies for the definitions of Level 1, 2, and 3 fair value measurements.

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

Contributions

The Company contributed $10.9 million, $8.8 million, and $6.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $15.2 million in 2025.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2025	$29	$3
2026	27	3
2027	26	3
2028	26	3
2029	26	2
2030-2034	121	13

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 23 employees at 3 locations. Total contributions to the plans were $0.2 million, $0.2 million, and $0.3 million for the years ended 2024, 2023, and 2022, respectively. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.4 million as of both December 31, 2024 and 2023. The Company’s participation in these plans is not material to our financial statements.

Note 11: Stock-Based Compensation

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including RSUs and PSUs, to certain employees. At December 31, 2024, an aggregate of 1,785,709 shares were authorized for future grant. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock.

In the third quarter of 2023, we began quarterly share grants that vest immediately to our Board of Directors as part of their compensation, resulting in 900 and 5,738 shares of common stock being issued in 2023 and 2024, respectively. The weighted average grant date fair value per share of awards granted to Board of Directors in 2023 and 2024 were $29.09 and $23.57, respectively, determined by the closing price of our common stock on the grant date.

Compensation expense for stock options, RSUs, and PSUs is recognized ratably over the service period of the award and reflects forfeitures as they occur. Compensation expense for RSUs and PSUs is based on the market price of the shares underlying the awards on the grant date, and further for PSUs, reflects the estimated level of performance condition attainment.

Compensation expense and total recognized tax benefit related to stock options, RSUs, and PSUs are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Stock-based compensation expense, pre-tax	$11.6	$13.8	$9.1
Tax benefit recognized in earnings	(1.8)	(3.1)	(2.4)

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

The fair value of options is estimated based on a Monte Carlo simulation. The Monte Carlo simulation considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. No stock options were granted in 2024, 2023, or 2022. The fair value of the stock options granted in 2021 is between $0.92 and $10.50 per share, differing at each vesting tranche.

The assumptions used in the Monte Carlo simulation were as follows:

2021
Risk-free rate	1.73%
Expected volatility	73.9%
Dividend yield	—
Exercise multiple	2.8x

Stock option activity under the plan is as follows:

	Option Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	120.7	$16.50
Exercised	(7.0)	16.50
Terminated	(3.0)	16.50
Outstanding at December 31, 2024	110.7	$16.50	6.17	$0.2
Vested and Exercisable at December 31, 2024	64.7	$16.50	6.11	$0.1

In 2024, 2023, and 2022, we granted 222,721, 213,775, and 199,853 RSUs, and 296,825, 293,150, and 276,850 PSUs, respectively, to certain employees. Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving performance conditions. Each tranche vests annually on March 31, following the date of grant. RSUs and PSUs are measured based on the fair value of the underlying stock on the grant date. The statutory tax on the value of common stock shares issued to employees upon vesting is either paid through the sale of registered shares of our common stock or funded with cash.

The fair value of the 2024, 2023, and 2022 RSUs and PSUs granted was $33.50, $36.38, and $35.02 per share, respectively, determined by the closing price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2024 and changes during the year then ended is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value (in millions)
Restricted Stock Units
Unvested at January 1, 2024	394	$33.15
Granted (1)	223	32.11
Vested	(191)	30.17
Forfeited	(23)	35.07
Unvested at December 31, 2024	403	$33.37	$7.5

Performance Stock Units
Unvested at January 1, 2024	810	$30.06
Granted	297	32.42
Vested	(245)	17.04
Forfeited	(37)	35.11
Unvested at December 31, 2024	825	$33.65	$15.3

(1) The RSU shares granted line includes dividend shares declared after the grant date that will vest with their respective RSU tranche.

The total fair value of RSUs and PSUs vested during 2024, 2023, and 2022 was $14.6 million, $14.2 million, and $13.0 million, respectively.

As of December 31, 2024, unrecognized compensation cost related to unvested RSUs, PSUs, and stock options was $4.8 million, $7.4 million, and zero, respectively. That cost is expected to be recognized over a weighted-average period of 1.4 years for RSUs, 1.8 years for PSUs, and zero years for stock options.

In 2024, 2023, and 2022, we made payments of $3.7 million, $3.2 million, and 2.7 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. Withholding related to this remittance is reflected in the stock-based compensation expense, net caption of our consolidated statements of stockholders' equity.

Note 12: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers, the Company entered into certain fixed price noncancellable contractual obligations. At December 31, 2024, these purchase obligations aggregated to $15 million due in 2025. The Company has purchased $3 million under these obligations for the period ended December 31, 2024.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, and long-term debt. In the case of cash, accounts receivable, accounts payable, and long-term debt, the carrying amount on the balance sheet approximates the fair value due to the short-term nature of these instruments. The underlying borrowings on the Ryerson Credit Facility are typically for terms of 30 to 60 days. The derivative instruments are marked to market each period, see Note 14: Derivatives.

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

Approximately 9% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in 2025, which cover 3% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). In 2017, the EPA issued its Record of Decision (“ROD”) for the site, which provides for a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at an estimated present value cost of $1.05 billion. A final allocation of costs of remediation among the various PRPs is not anticipated until 2027. All dates included herein are subject to change.

There are sixteen project areas identified within the PHS Site; JT Ryerson’s identification as a PRP relates to its past operations within two of those project areas: (1) the “Burgard Way” site, which is a subset of the River Mile 3.5 East (“RM3.5E”) Project Area and (2) the “Basin Avenue” site, which is a subset of the Swan Island Basin Project Area.

The EPA has set forth its desire for a single overarching consent decree to be negotiated and signed by all settling parties by March of 2027 at the latest. This decree would include implementation of the various proposed remedial design plans, sequencing, and payment of costs for all work to be done at the site, and site-wide covenants not to sue. To facilitate this process, in November 2024, the EPA issued a draft decree. At the same time, the EPA also issued Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans. The SNLs invited recipients to “participate in formal negotiations with the EPA to reach a settlement to conduct or finance the response action at the Site” and gave recipients until late May 2025 to submit good faith offers in response. JT Ryerson did not receive a SNL from the EPA.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2024 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Note 13: Segment Information

Edward Lehner, our Chief Executive Officer, serves as our CODM. Our CODM reviews our consolidated Ryerson Holding Corporation financial information for purpose of making operational decisions and assessing financial performance. The CODM views our business globally, therefore, we have one operating and reportable segment, metals service centers. The Company derives substantially all of its sales from the processing and distribution of metals. See Note 16: Revenue Recognition for the Company’s percentage of sales by major product line.

The Company’s segment revenue, significant expenses regularly reviewed by the CODM, and other segment items are as follows:

	Year Ended December 31,
	2024	2023	2022
		(Dollars in millions)
Net sales	$4,598.7	$5,108.7	$6,323.6
Less [1] :
Cost of materials sold, excluding LIFO income	3,817.0	4,184.8	5,071.6
LIFO income	(52.5)	(97.7)	(58.1)
Delivery expense	113.0	115.4	113.0
Compensation and benefits expense	354.8	367.8	364.1
Selling general and administration expense	72.4	69.0	65.0
Operating expense - fixed	71.4	81.8	73.0
Operating expense - variable	60.1	61.2	57.4
Reorganization expense [2]	58.1	35.7	6.9
Depreciation and amortization expense	77.6	62.5	59.0
Interest and other expense on debt	43.0	34.7	33.2
Other segment items [3]	(8.8)	(0.2)	15.6
Income (loss) before income taxes	(7.4)	193.7	522.9
Provision (benefit) for income taxes	(0.1)	47.3	131.4
Net income (loss)	(7.3)	146.4	391.5
Less: Net income attributable to noncontrolling interest	1.3	0.7	0.5
Net income (loss) attributable to Ryerson Holding Corporation	$(8.6)	$145.7	$391.0

(1) The significant expense categories and amounts align with the information that is regularly provided to the CODM.

(2) Reorganization expense is used by management to capture excess costs associated with implementing significant Company projects or changes and allows the CODM to assess performance without the impact of these items. It is not a GAAP financial measure. Expenses excluding reorganization expense should not be used as a substitute for total expenses reported on our Consolidated Statement of Operations. Reorganization expense includes restructuring and other charges reported on the Consolidated Statements of Operations.

(3) Other segment items include foreign exchange gain and loss, pension settlement and curtailment gains and losses, pension and postretirement benefit costs other than service costs, losses on retirement of debt, gains on sales of assets, bargain purchase gains, gains on insurance settlements, and purchase consideration.

The measure of segment assets used by the CODM is reported on the Consolidated Balance Sheets as total consolidated assets. The primary measure of segment profit or loss that is most consistent with GAAP is net income (loss) attributable to Ryerson Holding Corporation as reported on the Consolidated Statements of Operations. Net income (loss) is used by the CODM for planning and forecasting in future periods, analyzing the core operating performance of the business, as well as to allocate resources, including for employee compensation and capital investment.

Capital expenditures are regularly provided to the CODM. See our Consolidated Statement of Cash Flows for capital expenditure amounts as of December 31, 2024, 2023, and 2022.

No customer, including their subcontractors, accounted for more than 8 percent of Company sales for the years ended December 31, 2024, 2023, and 2022. The top ten customers accounted for approximately 18 percent of our sales for the years ended December 31, 2024, 2023, and 2022. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the U.S. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated or where the assets are held:

	United States		Foreign countries		Total
	(Dollars in millions)
Year Ended December 31, 2024
Net sales	4,141.1	90%	457.6	10%	4,598.7	100%
Long-lived assets	931.1	95%	50.2	5%	981.3	100%
Year Ended December 31, 2023
Net sales	4,642.3	91%	466.4	9%	5,108.7	100%
Long-lived assets	890.9	95%	48.1	5%	939.0	100%
Year Ended December 31, 2022
Net sales	5,765.0	91%	558.6	9%	6,323.6	100%
Long-lived assets	657.7	94%	41.2	6%	698.9	100%

Note 14: Derivatives

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost or risk of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into natural gas and diesel fuel future and options contracts to manage the price risk of forecasted purchases of these energy costs.

At times we may have receive variable, pay fixed, interest rate swaps to manage the exposure to variable interest rates of the Ryerson Credit Facility. In June 2019, we entered into a forward agreement for $60 million of “pay fixed” interest at 1.729% through June 2022 and in November 2019, we entered into a forward agreement for $100 million of “pay fixed” interest at 1.539% through November 2022. In August 2022, we terminated our $100 million forward agreement, therefore, no interest rate swaps remained outstanding as of December 31, 2024 or December 31, 2023. Upon entering into these swaps, the interest rate reset dates and critical terms matched the terms of our existing debt and anticipated critical terms of future debt under the Ryerson Credit Facility; however, this was no longer the case once the Ryerson Credit Facility was amended on November 5, 2020. As such, effective November 1, 2020 the Company de-designated its interest rate swaps and terminated its hedge accounting treatment. Prior to de-designation, the Company marked these interest rate swaps to market with changes in fair value being recorded in accumulated other comprehensive income. Subsequent to de-designation, changes in fair value were recorded in current earnings. The unrealized loss as of the de-designation date remained in accumulated other comprehensive income and was amortized into earnings as the forecasted interest payments affected earnings.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of December 31, 2024 and 2023. As of December 31, 2024, and 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Consolidated Balance Sheets offset to zero as of December 31, 2024, and a net asset of $7.9 million as of December 31, 2023.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$1.8	$12.7	Other accrued liabilities	$2.0	$4.8
Energy contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
Total derivatives		$2.0	$12.7		$2.0	$4.8

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2024 and 2023:

	Notional Amount
Derivative Instruments	At December 31, 2024	At December 31, 2023	Unit of Measurement
Hot roll coil swap contracts	31,658	64,819	Tons
Aluminum swap contracts	15,711	20,319	Tons
Nickel swap contracts	298	1,375	Tons
Copper swap contracts	1,319	—	Tons
Natural gas swap contracts	283,000	—	Gallons
Diesel fuel swap contracts	1,176,000	—	Gallons
Foreign currency exchange contracts	1.6 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives			Amount of Gain/ (Loss) Reclassified from Other Comprehensive Income into Income
		Year Ended December 31,			Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2024	2023	2022	2024	2023	2022
		(In millions)
Metal commodity contracts	Cost of materials sold	$6.9	$10.7	$(6.5)	$—	$—	$—
Energy contracts	Warehousing, delivery, selling, general, and administrative	0.1	—	1.2	—	—	—
2028 Notes embedded derivative	Other income and (expense), net	—	—	(0.2)	—	—	—
Foreign exchange contracts	Other income and (expense), net	0.1	—	—	—	—	—
Interest rate swaps (subsequent to de-designation)	Interest and other expense on debt	—	—	0.8	—	—	(1.9)
Total		$7.1	$10.7	$(4.7)	$—	$—	$(1.9)

Fair Value Measurements

The Company has various commodity and energy derivatives to lock in hot roll coil, nickel, aluminum, copper, natural gas, and diesel fuel prices for varying time periods. The fair value of these derivatives are determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil, copper, natural gas, and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity, energy, and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity, energy, and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, these derivatives balances are classified as Level 2 within the fair value hierarchy. See Note 1: Summary of Accounting and Financial Policies for the definitions of Level 1, 2, and 3 fair value measurements.

Note 15: Accumulated Other Comprehensive Income (Loss)

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and December 31, 2023:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2023	$(56.9)	$(87.5)
Other comprehensive income before reclassifications	4.7	3.2
Amounts reclassified from accumulated other comprehensive loss	—	(3.5)
Net current-period other comprehensive income (loss)	4.7	(0.3)
Balance at December 31, 2023	$(52.2)	$(87.8)
Other comprehensive income (loss) before reclassifications	(15.3)	4.2
Amounts reclassified from accumulated other comprehensive loss	—	(2.7)
Net current-period other comprehensive income (loss)	(15.3)	1.5
Balance at December 31, 2024	$(67.5)	$(86.3)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and December 31, 2023:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For theYear Ended December 31, 2024
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(3.0)	Other income and (expense), net
Curtailment gain	(0.3)	Other income and (expense), net
Total before tax	(3.3)
Tax provision	0.6
Net of tax	$(2.7)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For theYear Ended December 31, 2023
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(3.9)	Other income and (expense), net
Curtailment gain	(0.8)	Other income and (expense), net
Total before tax	(4.7)
Tax provision	1.2
Net of tax	$(3.5)

Note 16: Revenue Recognition

Ryerson primarily generates revenue by the processing and distribution of metals in the U.S., Canada, Mexico, and China.

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was a net contract liability of $0.2 million at December 31, 2024 and $0.1 million at December 31, 2023.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2024	2023	2022
Product Line	(Percentage of Sales)
Carbon Steel Flat	30%	26%	30%
Carbon Steel Plate	10	11	10
Carbon Steel Long	12	14	13
Stainless Steel Flat	15	15	17
Stainless Steel Plate	5	5	4
Stainless Steel Long	4	5	5
Aluminum Flat	16	15	13
Aluminum Plate	3	3	2
Aluminum Long	4	4	4
Other	1	2	2
Total	100%	100%	100%

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2024	2023	2022
Revenue on products with an alternative use	86%	87%	89%
Revenue on products with no alternative use	14	13	11
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheets, from contracts with customers were $428.1 million and $469.4 million as of December 31, 2024 and December 31, 2023, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, customer prepayments, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Consolidated Balance Sheets. Contract assets amounted to $19.8 million and $18.8 million at December 31, 2024 and December 31, 2023, respectively. Contract liabilities amounted to $17.6 million and $16.1 million at December 31, 2024 and December 31, 2023, respectively. Contract liabilities satisfied during the period amounted $2.6 million for the year-ended December 31, 2024.

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

The following table provides a reconciliation of the provision for credit losses reported within the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	Changes in Provision for Expected Credit Losses
	2024	2023
	(In millions)
Beginning Balance	$1.7	$3.2
Current period provision	3.2	1.2
Write-offs charged against allowance	(3.3)	(2.8)
Recoveries against allowance	0.7	0.3
Translation	0.2	(0.2)
Ending Balance	$2.5	$1.7

Note 18: Income Taxes

The elements of the provision for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Income (loss) before income tax:
U.S.	$(18.8)	$172.0	$476.5
Foreign	11.4	21.7	46.4
	$(7.4)	$193.7	$522.9
Current income tax provision:
Federal	$3.4	$19.8	$94.0
Foreign	4.5	3.9	12.0
State	1.8	6.8	18.0
	9.7	30.5	124.0
Deferred income tax provision (benefit)	(9.8)	16.8	7.4
Total income tax provision (benefit)	$(0.1)	$47.3	$131.4

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Federal income tax expense (benefit) computed at U.S. federal statutory tax rate of 21%	$(1.6)	$40.7	$109.8
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.9)	4.7	17.3
Non-deductible expenses and non-taxable income	2.1	3.0	1.3
Foreign rate differences	0.6	1.2	2.4
Changes in uncertain tax positions	(0.3)	1.1	(0.1)
Effect of U.S. Tax Cuts and Jobs Act - deemed repatriation transaction tax & GILTI	—	—	1.9
U.S. federal tax credits	(0.4)	(1.7)	—
All other, net	0.4	(1.7)	(1.2)
Total income tax provision (benefit)	$(0.1)	$47.3	$131.4

The U.S. Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. After considering the two options, the Company has elected to provide for the tax expense related to GILTI in the year the tax will occur. For the year ended December 31, 2024, we have not included any tax expense related to GILTI.

On August 16, 2022 the U.S. government enacted the Inflation Reduction Act (“IRA”). The IRA includes, among other provisions, a 1 percent excise tax on share repurchases as well as a 15 percent corporate alternative minimum tax (“CAMT”) on corporations with “adjusted financial statement income” in excess of $1 billion for any 3-year period ending with 2022 or later. Currently, we do not meet the requirements for CAMT and do not expect any excise tax that may be due on future stock repurchases to have a material adverse impact to our financial statements. We have accrued excise tax payable on stock repurchases of $0.4 million and $1.0 million as of December 31, 2024 and 2023, respectively. Both provisions of the IRA are effective for periods after December 31, 2022.

The Organization for Economic Cooperation and Development Pillar Two guidelines published to date include transition and safe harbor rules around the implementation of the Pillar Two global minimum tax of 15%. Based on current enacted legislation effective in 2024, the legislation does not have a material impact on the Company’s financial results. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Post-retirement benefits other than pensions	$8	$9
State, local, and foreign net operating loss carryforwards	11	7
Federal net operating loss carryforwards	7	—
Interest limitation carryforward	11	—
Pension liability	13	17
Operating lease liability	93	93
Other deductible temporary differences	19	22
Less: valuation allowances	(4)	(4)
	$158	$144
Deferred tax liabilities:
Fixed asset basis difference	$91	$86
Inventory basis difference	101	99
Operating lease asset	87	88
Other intangibles	8	7
	287	280
Net deferred tax liability	$(129)	$(136)

The Company will maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The Company’s deferred tax assets available at December 31, 2024 include net operating loss ("NOL") carryforwards (net of tax) of $10.5 million related to state NOL carryforwards which expire generally in 1 to 20 years, $7.0 million of federal NOL carryforwards which do not expire, and $0.5 million related to foreign NOL carryforwards, which do not expire.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2024, the Company had approximately $121 million of undistributed foreign earnings, predominately in Canada and China. As a result of the U.S. Tax Cuts and Jobs Act passed during 2017, a significant portion of these earnings are deemed repatriated. Were the Company to distribute these non-U.S. earnings in the form of dividends or otherwise in the future, it would no longer be subject to U.S. federal income taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the applicability of foreign withholding taxes and potential U.S. state income taxes. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2022	$1.7
Gross increases – tax positions in current periods	—
Settlements and closing of statute of limitations	(0.1)
Unrecognized tax benefits balance at December 31, 2022	$1.6
Gross increases – tax positions in current periods	1.3
Settlements and closing of statute of limitations	(0.2)
Unrecognized tax benefits balance at December 31, 2023	$2.7
Gross increases – tax positions in current periods	0.9
Settlements and closing of statute of limitations	(1.1)
Unrecognized tax benefits balance at December 31, 2024	$2.5

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Except for matters related to the transition tax under the Tax Cuts and Jobs Act, and that the utilization of net operating losses from prior years which could be subject to review, the Company is no longer subject to U.S. federal tax income tax examinations for years through 2019. Substantially all state and local income tax matters have been concluded through 2017, except where statutes of limitations have been extended. The Company has substantially concluded foreign income tax matters through 2014 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $1.1 million and $1.0 million of accrued interest related to uncertain tax positions at December 31, 2024 and 2023, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.4 million and $1.7 million as of December 31, 2024 and 2023, respectively. Although the timing of uncertain tax positions and settlements are not definite, we do not anticipate that the Company's unrecognized tax benefits will materially change over the next twelve months.

Note 19: Earnings Per Share

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 103,468, zero, and 98,548, for the years ended December 31, 2024, 2023, and 2022, respectively. Antidilutive shares were related to outstanding restricted stock units.

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2024	2023	2022
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(8.6)	$145.7	$391.0
Denominator:
Weighted average shares outstanding	33,189	34,961	37,555
Dilutive effect of stock-based awards	—	606	727
Weighted average shares outstanding adjusted for dilutive securities	33,189	35,567	38,282

Earnings (loss) per share
Basic	$(0.26)	$4.17	$10.41
Diluted	$(0.26)	$4.10	$10.21

Note 20: Subsequent Events

Dividends. On February 20, 2025, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on March 20, 2025 to stockholders of record as of March 6, 2025. Future quarterly dividends, if any, will be subject to Board approval.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2024
Allowance for doubtful accounts	$2	$3	$(2)	(A)	$3
Valuation allowance—deferred tax assets	$4	$—	$—		$4
Year Ended December 31, 2023
Allowance for doubtful accounts	$3	$1	$(3)	(A)	$2
Valuation allowance—deferred tax assets	$5	$—	$(1)	(B)	$4
Year Ended December 31, 2022
Allowance for doubtful accounts	$2	$2	$(1)	(A)	$3
Valuation allowance—deferred tax assets	$5	$—	$—		$5

NOTES:

(A)
Bad debts written off of $3 million, $3 million, and $1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(B)
Adjustment to foreign tax credits and corresponding valuation allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2024 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION.

On November 26, 2024, Jim Claussen, Chief Financial Officer and Executive Vice President of the Company, entered into a stock trading plan designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Plan”). Under the terms of the Plan, Mr. Claussen may sell up to 25,945 shares of the Company’s common stock beginning on February 26, 2025, and continuing through November 28, 2025.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“the SEC”) within 120 days of the fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2024, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 20, 2025, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 20, 2025, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2024, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
	(1)	(2)	(3)

Equity compensation plans approved by security holders	1,337,845	$16.50	1,785,709
Equity compensation plans not approved by security holders	—	$—	—
Total	1,337,845	$16.50	1,785,709

(1)
Includes (i) 824,500 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, (ii) 402,645 shares of our common stock, including earned dividend equivalent rights, subject to restricted stock units, which vest depending on continued employment or service, and (iii) 110,700 shares of our common stock subject to stock options, which vest over a four-year period depending on continued employment or service and the level of attainment of certain stock market metrics, with a fifth year catch up that allows for vesting if any of the four individual vesting tranche conditions are not met. As of December 31, 2024, the market conditions for vesting have been met.
(2)
Once vested, each stock option can be exercised at a price of $16.50 in exchange for one share of the Company’s common stock.
(3)
All the shares of common stock that remain available for future issuance as of December 31, 2024, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2024, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our proxy statement and is incorporated herein by reference.

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

		8-K	001-34735	June 5, 2018

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.	S-1/A-22	333-164484	August 6, 2014

3.2	Form of Amended and Restated Bylaws of Ryerson Holding Corporation.	S-1/A-15	333-164484	May 6, 2013

3.3	Form of Second Amended and Restated Bylaws of Ryerson Holding Corporation.	8-K	001-34735	December 27, 2024

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.	10-K	001-34735	March 9, 2016

4.2

Form of Investor Rights Agreement, by and among Ryerson Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Equity Capital Partners-A II, L.P. and Platinum Rhombus Principals, LLC.

		S-1/A-15	333-164484	May 6, 2013

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34735	February 21, 2024

10.1	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.2	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.3	Ryerson Holding Corporation 2014 Omnibus Incentive Plan.	S-1/A-21	333-164484	July 24, 2014

10.4	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.6	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.7	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.8	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.9	Directors Compensation Summary Sheet.				X

10.10

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

10.11

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

10.12

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

		8-K	001-34735	July 29, 2015

10.13	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.14	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

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

10.16

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

10.17

Amendment No. 4, dated as of November 5, 2020 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 9, 2020

10.18

Amendment No. 5, dated as of June 29, 2022 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	June 29, 2022

10.19

Amendment No. 6, dated as of June 10, 2024 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		10-Q	001-34735	July 30, 2024

10.20	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.	10-K	001-34735	February 24, 2021

10.21	Ryerson Holding Corporation Stock Option Grant Notice	10-Q	001-34735	May 5, 2021

10.22	Form of retention bonus agreement for Edward J. Lehner, President and Chief Executive Officer and Director of the Company	10-K	001-34735	February 21, 2024

19.1	Ryerson Holding Corporation Insider Trading Policy	10-K	001-34735	February 21, 2024

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.2

Written Statement of James J. Claussen, Executive Vice President & Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

X

97.1	Ryerson Holding Corporation Clawback Policy	10-K	001-34735	February 21, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	President and Chief Executive Officer (Principal Executive Officer), Director	February 20, 2025
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Molly D. Kannan

/s/ Kirk K. Calhoun	Director	February 20, 2025
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 20, 2025
Court D. Carruthers

/s/ Jacob Kotzubei	Director	February 20, 2025
Jacob Kotzubei

/s/ Stephen P. Larson	Director	February 20, 2025
Stephen P. Larson

/s/ Philip E. Norment	Director	February 20, 2025
Philip E. Norment

/s/ Karen M. Leggio	Director	February 20, 2025
Karen M. Leggio

/s/ Michelle Kumbier	Director	February 20, 2025
Michelle Kumbier