Form 10-Q
period 2025-09-30
Ryerson Holding Corp
filed 2025-10-28
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, there were 32,209,364 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,161.5	$1,126.6	$3,466.5	$3,591.3
Cost of materials sold	962.0	924.6	2,853.2	2,948.2
Gross profit	199.5	202.0	613.3	643.1
Warehousing, delivery, selling, general, and administrative	200.5	196.9	606.2	612.7
Gain on insurance settlement	—	(1.3)	—	(1.3)
Restructuring and other charges	—	1.1	—	2.8
Operating profit (loss)	(1.0)	5.3	7.1	28.9
Other income and (expense), net	0.8	(0.2)	(1.2)	1.4
Interest and other expense on debt	(10.1)	(11.5)	(29.4)	(32.9)
Loss before income taxes	(10.3)	(6.4)	(23.5)	(2.6)
Provision (benefit) for income taxes	4.1	(0.4)	(5.9)	0.5
Net loss	(14.4)	(6.0)	(17.6)	(3.1)
Less: Net income attributable to noncontrolling interest	0.4	0.6	0.9	1.2
Net loss attributable to Ryerson Holding Corporation	$(14.8)	$(6.6)	$(18.5)	$(4.3)
Comprehensive loss	$(17.0)	$(5.4)	$(12.6)	$(8.9)
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.6	0.9	1.1
Comprehensive loss attributable to Ryerson Holding Corporation	$(17.4)	$(6.0)	$(13.5)	$(10.0)
Basic loss per share	$(0.46)	$(0.20)	$(0.58)	$(0.13)
Diluted loss per share	$(0.46)	$(0.20)	$(0.58)	$(0.13)

Dividends declared per share	$0.1875	$0.1875	$0.5625	$0.5625

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(17.6)	$(3.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58.8	54.9
Stock-based compensation	6.1	10.8
Deferred income taxes	(5.4)	(2.0)
Provision for allowances, claims, and doubtful accounts	2.5	3.7
Restructuring and other charges	—	2.8
Pension and other postretirement benefits curtailment gain	—	(0.3)
Pension settlement (gain) charge	(0.7)	0.6
Non-cash gain from derivatives	(1.9)	(3.5)
Other items	1.1	(1.3)
Change in operating assets and liabilities:
Receivables	(95.1)	(30.6)
Inventories	8.0	125.3
Other assets and liabilities	9.7	2.5
Accounts payable	26.3	(10.9)
Accrued liabilities	(2.0)	(23.6)
Accrued taxes payable/receivable	(2.5)	(2.4)
Deferred employee benefit costs	(14.7)	(10.2)
Tenant improvement allowance	1.7	—
Net adjustments	(8.1)	115.8
Net cash provided by (used in) operating activities	(25.7)	112.7
Investing activities:
Acquisitions, net of cash acquired	—	(44.1)
Capital expenditures	(30.7)	(76.1)
Proceeds from sale of property, plant, and equipment	2.6	1.9
Proceeds from insurance settlement	1.9	—
Other items	(4.7)	(0.5)
Net cash used in investing activities	(30.9)	(118.8)
Financing activities:
Repayment of debt	—	(2.2)
Proceeds from borrowings	583.3	530.5
Payments made on borrowings	(552.0)	(443.7)
Net increase (decrease) in book overdrafts	48.0	(13.1)
Principal payments on finance lease obligations	(4.4)	(5.1)
Dividends paid to shareholders	(18.0)	(18.8)
Share repurchases	—	(51.0)
Proceeds from exercise of common stock options	—	0.1
Contingent payments related to acquisitions	(1.6)	(5.3)
Proceeds from finance lease obligations	4.1	—
Tax withholdings on stock-based compensation awards	(2.6)	(3.7)
Net cash provided by (used in) financing activities	56.8	(12.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	0.2	(18.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	(0.2)
Net change in cash, cash equivalents, and restricted cash	1.1	(18.6)
Cash, cash equivalents, and restricted cash—beginning of period	29.3	55.4
Cash, cash equivalents, and restricted cash—end of period	$30.4	$36.8
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$30.5	$32.2
Income taxes, net	4.8	8.5
Noncash investing activities:
Asset additions under operating leases	11.9	25.4
Asset additions under finance leases	4.7	5.3

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29.8	$27.7
Restricted cash	0.6	1.6
Receivables less provisions of $3.2 at September 30, 2025 and $2.5 at December 31, 2024	520.9	425.6
Inventories	678.7	684.6
Prepaid expenses and other current assets	73.5	68.1
Total current assets	1,303.5	1,207.6
Property, plant, and equipment, at cost	1,157.4	1,152.0
Less: Accumulated depreciation	550.1	515.3
Property, plant, and equipment, net	607.3	636.7
Operating lease assets	330.9	344.6
Other intangible assets less accumulated amortization of $100.3 at September 30, 2025 and $93.1 at December 31, 2024	61.1	68.3
Goodwill	161.5	161.8
Deferred charges and other assets	25.7	20.5
Total assets	$2,490.0	$2,439.5
Liabilities
Current liabilities:
Accounts payable	$514.5	$440.8
Salaries, wages, and commissions	37.9	35.7
Other accrued liabilities	66.0	67.1
Short-term debt	1.5	0.7
Current portion of operating lease liabilities	33.2	32.1
Current portion of deferred employee benefits	3.8	3.7
Total current liabilities	656.9	580.1
Long-term debt	498.2	466.7
Deferred employee benefits	78.1	90.9
Noncurrent operating lease liabilities	323.7	334.6
Deferred income taxes	122.9	129.0
Other noncurrent liabilities	12.8	13.7
Total liabilities	1,692.6	1,615.0
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 40,363,173 and 39,899,093 shares issued at September 30, 2025 and December 31, 2024, respectively	0.4	0.4
Capital in excess of par value	429.9	423.5
Retained earnings	742.8	779.6
Treasury stock at cost – Common stock of 8,164,148 and 8,051,266 shares at September 30, 2025 and December 31, 2024, respectively	(237.0)	(234.4)
Accumulated other comprehensive loss	(148.8)	(153.8)
Total Ryerson Holding Corporation stockholders’ equity	787.3	815.3
Noncontrolling interest	10.1	9.2
Total equity	797.4	824.5
Total liabilities and equity	$2,490.0	$2,439.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own 3,924,478 shares of our common stock, which is approximately 12.2% of our outstanding common stock as of September 30, 2025.

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

Basis of Presentation

The Company's Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2025 and for the three-month and nine-month periods ended September 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and therefore do not include all information and disclosures normally included in the annual Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimated amounts. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. Results of operations for any interim period are not necessarily indicative of results for any future periods or for the year. The year-end Condensed Consolidated Balance Sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In 2024, we presented our proceeds and repayments of borrowings under our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) on a net basis as the borrowings had original maturities of three months or less and qualified for net presentation. During 2025, the Company executed certain borrowings under the Ryerson Credit Facility with original maturities greater than three months and we no longer qualified for net reporting. Thus we are presenting the borrowing activity on a gross basis in the statement of cash flows. We have reclassified prior year presentation to conform with current year presentation for comparability.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued and adopted in 2025 that impact our financial statements.

Recently Issued Accounting Standards—Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and further information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The amendments may be applied on either a retrospective or prospective basis. We plan to adopt this ASU as of December 31, 2025. We do not expect there to be an impact to the consolidated financial statements, other than enhanced disclosures.

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025 issued an update through ASU 2025-01. The amendment requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The categories required to be disclosed under the amendment include; purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as a qualitative description of the amount remaining in relevant expense captions that are not disaggregated quantitatively. Additionally, disclosure is required of the total amount of selling expenses and the entity's definition of selling expenses in the annual reporting periods only. This update is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied on either a retrospective or prospective basis. We are assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements, other than enhanced disclosures.

In September 2025, FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The amendment changes certain aspects of the accounting and disclosure of software costs. Under the amendment, companies will no longer use the concept of "development stages" in determining the relevant software costs to be capitalized. Software costs will be capitalizable if management, implicitly or explicitly, authorizes and commits to funding a software project and the probable-to-complete threshold is met. This update is effective for annual periods beginning after December 15, 2027 and early adoption is permitted. These amendments can be applied prospectively to new software costs incurred as of the beginning of the adoption period for all projects, prospectively to new software costs incurred only for projects that meet the new capitalization requirements, or retrospectively by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the first period presented. We are assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$29.8	$27.7
Restricted cash	0.6	1.6
Total cash, cash equivalents, and restricted cash	$30.4	$29.3

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

See the Condensed Consolidated Balance Sheets for the September 30, 2025 and December 31, 2024 values of our in process and finished goods inventory.

If current cost had been used to value inventories, such inventories would have been $128 million and $95 million higher than reported at September 30, 2025 and December 31, 2024, respectively. Approximately 88% and 89% of inventories were accounted for under the LIFO method at September 30, 2025 and December 31, 2024, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities, where we use the moving average cost and the specific cost methods to value inventory. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $5.4 million and $5.0 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $161.5 million and $161.8 million at September 30, 2025 and December 31, 2024, respectively. We recorded a reduction of goodwill of $0.3 million during the first six months of 2025 related to purchase accounting adjustments for the acquisition completed in the third quarter of 2024. No adjustments to goodwill were made during the third quarter of 2025.

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

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In millions)
Ryerson Credit Facility	$500.5	$470.0
Foreign debt	1.5	0.7
Unamortized debt issuance costs and discounts	(2.3)	(3.3)
Total debt	499.7	467.4
Less: Short-term foreign debt	1.5	0.7
Total long-term debt	$498.2	$466.7

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

At September 30, 2025, Ryerson had $500.5 million of outstanding borrowings, $1 million of letters of credit issued, and $443 million available under the Ryerson Credit Facility compared to $470.0 million of outstanding borrowings, $1 million of letters of credit issued, and $376 million available at December 31, 2024. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower (or guarantor, as applicable) does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower (or guarantor, as applicable). Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR rate is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread over the CORRA rate is 0.30% for a one-month interest period or 0.32% for a three-month interest period. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 5.6% and 5.9% at September 30, 2025 and December 31, 2024, respectively.

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

Foreign Debt

At September 30, 2025, Ryerson China had $0.3 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.05%, rather than interest. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $1.2 million of debt related to letter of credit drawdowns that incur initiation fee of 0.15%, rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2024, Ryerson China had $0.6 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.05%, rather than interest. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $0.1 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.004%, rather than interest. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $48 million and $47 million at September 30, 2025 and December 31, 2024, respectively. Letters of credit issued by our foreign subsidiaries were zero and $1 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.4	$0.3	$—	$—
Interest cost	3.7	3.7	0.4	0.5
Expected return on assets	(3.9)	(3.8)	—	—
Settlement gain	(0.2)	(0.5)	—	—
Recognized actuarial (gain) loss	1.1	1.1	(1.7)	(1.9)
Net periodic benefit cost (credit)	$1.1	$0.8	$(1.3)	$(1.4)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.1	$1.1	0.1	$0.1
Interest cost	11.0	11.2	1.2	1.3
Expected return on assets	(11.5)	(11.4)	—	—
Settlement (gain) expense	(0.7)	0.6	—	—
Curtailment gain	—	(0.2)	—	(0.1)
Recognized actuarial (gain) loss	3.3	3.1	(5.1)	(5.5)
Net periodic benefit cost (credit)	$3.2	$4.4	$(3.8)	$(4.2)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

Due to the closure of the Central Steel & Wire ("CSW") headquarters in Chicago, IL and move to University Park, IL, a significant reduction in the service years of employees occurred between the fourth quarter of 2023 and first quarter of 2024, triggering curtailment accounting. The CSW Pension and Postretirement Benefits plans were remeasured as of February 29, 2024, resulting in a curtailment gain. As the curtailment was a net gain, the gain is required to be reflected in the periods in which the terminations occurred, resulting in a curtailment gain of $0.3 million recognized in the first quarter of 2024 and $0.5 million recognized in the fourth quarter of 2023 for those terminations occurring during the respective periods. Additionally, the CSW Pension Plan lump sum payments for 2024 were in excess of service cost and interest cost, therefore, a settlement gain of $1.6 million was recorded in the first nine months of 2024. In 2025, the CSW Pension Plan is expecting lump sum payments to be in excess of service cost and interest cost, therefore, a settlement gain of $0.7 million was recorded in the first nine months of 2025.

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

The net pension settlements and the curtailment gain were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2025 and 2024.

The Company contributed $13.4 million to the pension plan funds through the nine months ended September 30, 2025, and anticipates that it will have a minimum required pension contribution funding of approximately $1.8 million for the remaining three months of 2025.

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

The Company’s segment revenue, significant expenses regularly reviewed by the CODM, and other segment items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)		(Dollars in millions)
Net sales	$1,161.5	$1,126.6	$3,466.5	$3,591.3
Less [1] :
Cost of materials sold, excluding LIFO (income) expense	948.8	942.7	2,820.0	2,975.3
LIFO (income) expense	13.2	(18.1)	33.2	(27.1)
Delivery expense	31.4	28.2	93.2	86.0
Compensation and benefits expense	91.2	86.4	280.7	272.2
Selling, general, and administrative expense	16.3	17.0	53.1	55.1
Operating expense - fixed	18.3	17.9	57.0	54.6
Operating expense - variable	15.2	14.1	45.5	47.1
Reorganization expense [2]	7.3	15.8	16.3	48.6
Depreciation and amortization expense	20.2	19.5	58.8	54.9
Interest and other expense on debt	10.1	11.5	29.4	32.9
Other segment items [3]	(0.2)	(2.0)	2.8	(5.7)
Loss before income taxes	(10.3)	(6.4)	(23.5)	(2.6)
Provision (benefit) for income taxes	4.1	(0.4)	(5.9)	0.5
Net loss	(14.4)	(6.0)	(17.6)	(3.1)
Less: Net income attributable to noncontrolling interest	0.4	0.6	0.9	1.2
Net loss attributable to Ryerson Holding Corporation	$(14.8)	$(6.6)	$(18.5)	$(4.3)

(1) The significant expense categories and amounts align with the information that is regularly provided to the CODM.

(2) Reorganization expense is used by management to capture excess costs associated with one-time events or with implementing significant Company projects or changes and allows the CODM to assess performance without the impact of these items. It is not a GAAP financial measure. Expenses excluding reorganization expense should not be used as a substitute for total expenses reported on our Condensed Consolidated Statements of Comprehensive Income.

(3) Other segment items include foreign exchange gain and loss, pension settlement and curtailment gains and losses, pension and postretirement benefit costs other than service costs, gains or losses on investments, purchase consideration, gains on insurance settlements, impairment charges on assets, and discounts on accounts receivable factoring.

The measure of segment assets used by the CODM is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. The primary measure of segment profit or loss that is most consistent with GAAP is net income (loss) attributable to Ryerson Holding Corporation as reported on the Condensed Consolidated Statements of Comprehensive Income. Net income (loss) is used by the CODM for planning and forecasting future periods, analyzing the core operating performance of the business, as well as to allocate resources, including for employee compensation and capital investment.

Capital expenditures are regularly provided to the CODM on a consolidated basis. See our Condensed Consolidated Statement of Cash Flows for capital expenditure amounts as of September 30, 2025 and 2024.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $1.9 million and zero as of September 30, 2025 and December 31, 2024, respectively.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$4.7	$1.8	Other accrued liabilities	$2.9	$2.0
Energy commodity contracts	Prepaid expenses and other current assets	0.1	0.1	Other accrued liabilities	—	—
Foreign currency exchange contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Total derivatives		$4.8	$2.0		$2.9	$2.0

The following table presents the volume of the Company’s activity in derivative instruments as of September 30, 2025 and December 31, 2024:

	Notional Amount
Derivative Instruments	September 30, 2025	December 31, 2024	Unit of Measurement
Hot roll coil swap contracts	14,800	31,658	Tons
Aluminum swap contracts	12,404	15,711	Tons
Nickel swap contracts	312	298	Tons
Copper swap contracts	2,552	1,319	Tons
Natural gas swap contracts	181,120	283,000	Gallons
Diesel fuel swap contracts	1,940,000	1,176,000	Gallons
Foreign currency exchange contracts	3.4 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024

Metal commodity contracts	Cost of materials sold	$(0.8)	$0.7	$6.3	$5.1
Foreign exchange contracts	Other income and (expense), net	0.1	(0.1)	—	—
Total		$(0.7)	$0.6	$6.3	$5.1

Fair Value Measurements

The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, copper, natural gas, and diesel fuel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil, hot-dipped galvanized premium, copper, Midwest Premium, natural gas, and diesel fuel) and the London Metals Exchange (nickel and aluminum), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, "Fair Value Measurement", these derivative balances are classified as Level 2 within the fair value hierarchy.

As of September 30, 2025 and December 31, 2024, the Company had $5.8 million and $0.3 million of assets held for sale, respectively, classified within "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheet. The assets were recognized at fair value less cost to sell, in accordance with ASC 360, "Property Plant and Equipment". For the nine-month period ended September 30, 2025, $1.9 million of impairment charges related to a portion of these assets were recorded within Warehousing, delivery, selling, general, and administrative expense on the Condensed Consolidated Statement of Comprehensive Income. The fair value less costs to sell of long-lived assets held for sale is assessed each reporting period that the assets remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset's fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair value of the properties and machinery and equipment were determined based on listing agreements with third-party brokerage firms and appraisals performed by a third-party. As the fair value of the properties and machinery and equipment is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) these asset balances are classified as Level 2 within the fair value hierarchy on a non-recurring basis.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof approximate the carrying amounts in the consolidated financial statements due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility. See the Condensed Consolidated Balance Sheets for the September 30, 2025 and December 31, 2024 values of these assets and liabilities.

NOTE 11: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months and nine months ended September 30, 2025:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2025	39,899	$0.4	(8,051)	$(234.4)	$423.5	$779.6	$(67.5)	$(86.3)	$9.2	$824.5
Net income (loss)	—	—	—	—	—	(5.6)	—	—	0.3	(5.3)
Foreign currency translation	—	—	—	—	—	—	0.3	—	(0.1)	0.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense, net	459	—	(113)	(2.6)	3.3	—	—	—	—	0.7
Cash dividends and dividend equivalents	—	—	—	—	0.3	(6.1)	—	—	—	(5.8)
Balance at March 31, 2025	40,358	$0.4	(8,164)	$(237.0)	$427.1	$767.9	$(67.2)	$(87.3)	$9.4	$813.3
Net income	—	—	—	—	—	1.9	—	—	0.2	2.1
Foreign currency translation	—	—	—	—	—	—	8.5	—	0.1	8.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation expense, net	2	—	—	—	3.5	—	—	—	—	3.5
Cash dividends and dividend equivalents	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Balance at June 30, 2025	40,360	$0.4	(8,164)	$(237.0)	$430.6	$763.7	$(58.7)	$(87.5)	$9.7	$821.2
Net income (loss)	—	—	—	—	—	(14.8)	—	—	0.4	(14.4)
Foreign currency translation	—	—	—	—	—	—	(2.0)	—	—	(2.0)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense, net	3	—	—	—	(0.7)	—	—	—	—	(0.7)
Cash dividends and dividend equivalents	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Balance at September 30, 2025	40,363	$0.4	(8,164)	$(237.0)	$429.9	$742.8	$(60.7)	$(88.1)	$10.1	$797.4

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months and nine months ended September 30, 2024:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2024	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(7.6)	—	—	0.2	(7.4)
Foreign currency translation	—	—	—	—	—	—	(3.3)	—	(0.1)	(3.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.7	—	—	—	—	—	—	—	1.1	—	1.1
Share repurchases, net of tax of zero		—	(31)	(1.0)	—	—	—	—	—	(1.0)
Stock-based compensation expense, net	436	—	(111)	(3.7)	3.3	—	—	—	—	(0.4)
Cash dividends and dividend equivalents		—	—	—	0.2	(6.4)	—	—	—	(6.2)
Balance at March 31, 2024	39,887	$0.4	(5,555)	$(184.0)	$415.1	$799.2	$(55.5)	$(86.7)	$8.7	$897.2
Net income	—	—	—	—	—	9.9	—	—	0.4	10.3
Foreign currency translation	—	—	—	—	—	—	(3.1)	—	—	(3.1)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.4	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Share repurchases, net of tax $0.1		—	(647)	(14.1)	—	—	—	—	—	(14.1)
Stock-based compensation expense, net	1	—	—	—	4.1	—	—	—	—	4.1
Issuance of common stock	6	—	—	—	0.1	—	—	—	—	0.1
Dividends declared to non-controlling interest									(0.6)	(0.6)
Cash dividends and dividend equivalents	—	—	—	—	—	(6.5)	—	—	—	(6.5)
Balance at June 30, 2024	39,894	$0.4	(6,202)	$(198.1)	$419.3	$802.6	$(58.6)	$(87.7)	$8.5	$886.4
Net income (loss)	—	—	—	—	—	(6.6)	—	—	0.6	(6.0)
Foreign currency translation	—	—	—	—	—	—	1.6	—	—	1.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Share repurchases, net of tax $0.3	—	—	(1,849)	(36.3)	—	—	—	—	—	(36.3)
Stock-based compensation expense, net	2	—	—	—	3.4	—	—	—	—	3.4
Cash dividends and dividend equivalents	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Balance at September 30, 2024	39,896	$0.4	(8,051)	$(234.4)	$422.7	$789.9	$(57.0)	$(88.7)	$9.1	$842.0

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2025:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2025	$(67.5)	$(86.3)
Other comprehensive income before reclassifications	6.8	0.1
Amounts reclassified from accumulated other comprehensive loss into net loss	—	(1.9)
Net current-period other comprehensive income (loss)	6.8	(1.8)
Balance at September 30, 2025	$(60.7)	$(88.1)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2025 and September 30, 2024:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	September 30, 2025
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.6)	$(1.8)	Other income and (expense), net
Pension settlement gain	(0.2)	(0.7)	Other income and (expense), net
Total before tax	(0.8)	(2.5)
Tax expense	0.2	0.6
Net of tax	$(0.6)	$(1.9)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Nine Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	September 30, 2024
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.8)	$(2.3)	Other income and (expense), net
Pension settlement loss (gain)	$(0.5)	$0.6	Other income and (expense), net
Curtailment gain	—	(0.3)	Other income and (expense), net
Total before tax	(1.3)	(2.0)
Tax expense	0.3	0.3
Net of tax	$(1.0)	$(1.7)

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2025	2024	2025	2024
Carbon Steel Flat	29%	31%	28%	30%
Carbon Steel Plate	9	10	9	10
Carbon Steel Long	12	12	12	13
Stainless Steel Flat	14	15	14	14
Stainless Steel Plate	5	5	5	5
Stainless Steel Long	5	4	5	4
Aluminum Flat	15	15	16	16
Aluminum Plate	3	3	3	3
Aluminum Long	6	4	6	4
Other	2	1	2	1
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	(In millions)		(In millions)
United States	$1,043.9	$1,010.1	$3,121.2	$3,242.7
Foreign countries	117.6	116.5	345.3	348.6
Total	$1,161.5	$1,126.6	$3,466.5	$3,591.3

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of Revenue Recognition	2025	2024	2025	2024
Revenue on products with an alternative use	87%	86%	87%	86%
Revenue on products with no alternative use	13	14	13	14
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $524.1 million and $428.1 million as of September 30, 2025 and December 31, 2024, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, customer prepayments, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $16.5 million and $19.8 million at September 30, 2025 and December 31, 2024, respectively. Contract liabilities amounted to $16.9 million and $17.6 million at September 30, 2025 and December 31, 2024, respectively. Contract liabilities satisfied during the nine-month period ended September 30, 2025 amounted to $8.9 million.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 13: INCOME TAXES

For the three months ended September 30, 2025, the Company recorded an income tax expense of $4.1 million compared to an income tax benefit of $0.4 million in the prior year. The income tax expense for the three months ended September 30, 2025, and the income tax benefit in the three months ended September 30, 2024, primarily represent taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items and changes in forecasted pre-tax earnings. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $5.9 million compared to income tax expense of $0.5 million in the prior year. The income tax benefit for the nine months ended September 30, 2025 and the income tax expense in the first nine months of 2024 primarily represent taxes at federal and local statutory rates where the Company operates, adjusted for certain one-time items. The decrease in income tax in the first nine months of 2025, compared to the first nine months of 2024, is primarily a result of the decrease in actual and forecasted earnings between the two periods.

As required by FASB ASC 740, "Income Taxes" ("ASC 740") the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4.0 million at both September 30, 2025 and December 31, 2024.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. The reserve for uncertain tax benefits decreased from $2.5 million as of December 31, 2024 to $1.6 million as of September 30, 2025 due to state tax settlements and related accrued interest.

NOTE 14: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 1,221,618 and 870,081 for the three-month and nine-month periods ended September 30, 2025 and 207,029 and 137,958 for the three-month and nine-month periods ended September 30, 2024, respectively. Antidilutive shares were related to outstanding restricted stock units, performance stock units, and stock options.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings (loss) per share	2025	2024	2025	2024
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net loss attributable to Ryerson Holding Corporation	$(14.8)	$(6.6)	$(18.5)	$(4.3)
Denominator:
Weighted average shares outstanding	32,199	32,746	32,085	33,639
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding adjusted for dilutive securities	32,199	32,746	32,085	33,639

Loss per share
Basic	$(0.46)	$(0.20)	$(0.58)	$(0.13)
Diluted	$(0.46)	$(0.20)	$(0.58)	$(0.13)

NOTE 15: SUBSEQUENT EVENTS

Dividends. On October 28, 2025, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on December 18, 2025, to stockholders of record as of December 4, 2025. Future quarterly dividends, if any, will be subject to Board approval.

Olympic Merger Agreement. On October 28, 2025, the Company entered into a definitive merger agreement to acquire Olympic Steel, Inc. (“Olympic”). Under the terms and subject to the conditions of the merger agreement, shares of Olympic will be converted into the right to receive shares of common stock of the Company based upon a fixed exchange ratio as well as cash in lieu of fractional shares. The consummation of the Olympic acquisition is subject to certain customary closing conditions, including approval by stockholders of both the Company and Olympic.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company’s results of operations and financial condition as viewed by management. The MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2024, in our Annual Report on Form 10-K filed on February 20, 2025.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the third quarter of 2025, Ryerson’s average selling prices increased by 2.6% while shipments declined by 3.2% compared to the second quarter of 2025. Average selling price increases were supported by tariff policy and rising input prices while the demand environment remained soft. Compared to the same quarter last year, average selling prices in the third quarter of 2025 were 3.1% higher and shipments were flat. Despite third quarter price appreciation and shipments being in-line with the same quarter last year, Ryerson's average selling prices were 3.2% lower and shipments were 0.3% lower in the first nine months of 2025 compared to the first nine months of 2024.

In the third quarter of 2025, the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), a key steel industry economic indicator, reported a continuation of soft industrial activity. The September reading of 49.1 did come in as the highest since February, but nonetheless marks the seventh consecutive month of contraction, indicated by a reading below 50, or the 33rd month of contraction in the past 36 months.

According to the Metal Service Center Institute ("MSCI"), North American service center volumes decreased by 2.5% in the first nine months of 2025 compared to the first nine months of 2024. Ryerson's North American volumes decreased by 0.9% over the same period, implying market share gains year-to-date. However, on a quarterly sequential basis, Ryerson's North American volume decline outpaced the MSCI, decreasing by 3.3% in the third quarter compared to the industry's volume decrease of 2.9% in the same period.

Ryerson’s third quarter volumes decreased by 3.2% compared to the second quarter with relative strength in our construction equipment and HVAC sectors, offset by persistent weakness in ground transportation and agricultural sectors.

First Nine Months 2025 vs. First Nine Months 2024 Performance

$3.5B	17.7%		$(18.5)M
Total Revenues	Gross Margin		Net Loss Attributable to Ryerson
4% decrease		20bps decrease	$14M decrease
$(0.58)	$(0.55)		$(25.7)M
Diluted Loss Per Share	Adj. Diluted Loss Per Share*		Cash used in Operating Activities
$0.45 decrease		$0.50 decrease	$138M decrease

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to complement the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted income (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or diluted income (loss) per share determined in accordance with GAAP. As illustrated in the below table, the net loss attributable to Ryerson Holding Corporation of $18.5 million in the first nine months of 2025 includes a $1.0 million gain on an insurance settlement and impairment charges on assets of $1.9 million. This compares to net loss attributable to Ryerson Holding Corporation in the first nine months of 2024 of $4.3 million, which includes a gain on insurance settlement of $1.3 million, a restructuring charge of $2.8 million, a pension settlement loss of $2.2 million, and a $0.3 million curtailment gain related to various retirement benefit plans. After adjusting for these non-core business transactions and the related income taxes, the adjusted net loss attributable to Ryerson Holding Corporation for the first nine months 2025 is $17.8 million compared to $1.7 million of net loss attributable to Ryerson Holding Corporation in the first nine months of 2024.

(Dollars and shares in millions, except per share data)	First Nine Months 2025	First Nine Months 2024
Net loss attributable to Ryerson Holding Corporation	$(18.5)	$(4.3)
Gain on insurance settlement	(1.0)	(1.3)
Restructuring and other charges	—	2.8
Impairment charges on assets	1.9	—
Pension settlement loss	—	2.2
Benefit plan curtailment gain	—	(0.3)
Benefit for income taxes on above items	(0.2)	(0.8)
Adjusted net loss attributable to Ryerson Holding Corporation	$(17.8)	$(1.7)
Diluted loss per share	$(0.58)	$(0.13)
Adjusted diluted loss per share	$(0.55)	$(0.05)
Shares outstanding – diluted	32.1	33.6

Recent Developments

Tariffs. In 2025, the U.S. government has announced and retracted tariffs repeatedly on imports, including imports of steel and aluminum from all countries, as well as on all U.S. imports not covered under section 232 of the Trade Expansion Act ("Section 232"). In March 2025, the Trump administration eliminated all country exemptions to section 232. As of June 2025, the U.S. imposed a 50% section 232 tariff on nearly all steel and aluminum products. In August, the Department of Commerce added new product categories to section 232 steel and aluminum derivative products (e.g. downstream manufactured goods). Many governments, including those of China, Canada, and recently the European Union, have announced reciprocal tariffs on U.S. imports, while simultaneously withdrawing certain retaliatory tariffs, creating further uncertainty in global trade. The tariffs introduce significant uncertainty towards customers' supply chains and the impact they will have on our financial position, results of operations, and cash flows remains to be determined.

Enactment of the One Big Beautiful Bill Act. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), a comprehensive tax reform package that includes significant changes to the Internal Revenue Code. Key provisions of the OBBBA include:

•
Restoration of 100% bonus depreciation for qualified property placed in service after January 19, 2025;
•
Permanent full expensing of domestic research and experimental expenditures;
•
Modifications to interest expense limitations under Section 163(j) of the Internal Revenue Code, including a revised definition of adjusted taxable income and coordination with interest capitalization rules.

The restoration of immediate research and experimental expensing, bonus depreciation, and the modifications related to interest expense limitations are expected to favorably affect the Company’s cash tax liabilities and investment incentives in future periods.

Management will continue to monitor regulatory guidance and implementation developments related to the OBBBA and will update its disclosures as necessary.

Potential Acquisition

On October 28, 2025, the Company entered into a definitive merger agreement to acquire Olympic Steel, Inc. ("Olympic"). Under the terms and subject to the conditions of the merger agreement, shares of Olympic will be converted into the right to receive shares of common stock of the Company based upon a fixed exchange ratio as well as cash in lieu of fractional shares. The consummation of the Olympic acquisition is subject to certain customary closing conditions, including approval by the stockholders of both the Company and Olympic.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three-month and nine-month periods ended September 30, 2025 and 2024 (certain percentages may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$1,161.5	100.0%	$1,126.6	100.0%	$3,466.5	100.0%	$3,591.3	100.0%
Cost of materials sold	962.0	82.8	924.6	82.1	2,853.2	82.3	2,948.2	82.1
Gross profit	199.5	17.2	202.0	17.9	613.3	17.7	643.1	17.9
Warehousing, delivery, selling, general, and administrative expenses	200.5	17.3	196.9	17.5	606.2	17.5	612.7	17.1
Gain on insurance settlement	—	—	(1.3)	(0.1)	—	—	(1.3)	—
Restructuring and other costs	—	—	1.1	0.1	—	—	2.8	0.1
Operating profit (loss)	(1.0)	(0.1)	5.3	0.5	7.1	0.2	28.9	0.8
Other (expenses) and income	(9.3)	(0.8)	(11.7)	(1.0)	(30.6)	(0.9)	(31.5)	(0.9)
Loss before income taxes	(10.3)	(0.9)	(6.4)	(0.6)	(23.5)	(0.7)	(2.6)	(0.1)
Provision (benefit) for income taxes	4.1	0.4	(0.4)	—	(5.9)	(0.2)	0.5	—
Net loss	(14.4)	(1.2)	(6.0)	(0.5)	(17.6)	(0.5)	(3.1)	(0.1)
Less: Net income attributable to noncontrolling interest	0.4	—	0.6	0.1	0.9	—	1.2	—
Net loss attributable to Ryerson Holding Corporation	$(14.8)	(1.3)%	$(6.6)	(0.6)%	$(18.5)	(0.5)%	$(4.3)	(0.1)%
Basic loss per share	$(0.46)		$(0.20)		$(0.58)		$(0.13)
Diluted loss per share	$(0.46)		$(0.20)		$(0.58)		$(0.13)

Net sales

The following charts show the Company’s percentage of sales by major product lines for the nine months ended September 30, 2025 and 2024:

	September 30,		Dollar	Percentage
	2025	2024	change	change
	($ in millions)
Net sales (three months ended)	$1,161.5	$1,126.6	$34.9	3.1%
Net sales (nine months ended)	$3,466.5	$3,591.3	$(124.8)	(3.5)%

	September 30,		Tons	Percentage
	2025	2024	change	change
	(in thousands)
Tons sold (three months ended)	485	485	—	—
Tons sold (nine months ended)	1,486	1,490	(4)	(0.3)%

	September 30,		Price	Percentage
	2025	2024	change	change
Average selling price per ton sold (three months ended	$2,395	$2,323	$72	3.1%
Average selling price per ton sold (nine months ended)	$2,333	$2,410	$(77)	(3.2)%

Revenue for the nine-month period ended September 30, 2025 decreased from the same period a year ago due to lower metal commodity prices caused by the effects of contracting industrial manufacturing demand. However, revenue increased in the third quarter of 2025 compared to the year-ago period as average selling prices increased due to support from tariff policy and rising input prices while the demand environment remained soft. Compared to the year-ago period, average selling prices decreased for all of our carbon and stainless product lines in the nine-month period ended September 30, 2025 with the largest decreases in our carbon plate, carbon flat, stainless plate, and stainless flat products, partially offset by increases in all of our aluminum products lines. In the three-month period ended September 30, 2025, average selling prices increased compared to the year-ago period for all of our aluminum products, as well as for stainless long and carbon long products, which offset the decrease in average selling prices for our stainless plate and stainless flat products. Tons sold decreased slightly in the nine-month period ended September 30, 2025, compared to the year-ago period. The product lines with the largest decreases in tons sold in 2025 are our aluminum flat and aluminum plate product lines largely offset by an increase in stainless long and aluminum long tons sold. Tons sold were flat for the three months ended September 30, 2025 compared to the year ago period.

Cost of materials sold

	September 30,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$962.0	82.8%	$924.6	82.1%	$37.4	4.0%
Cost of materials sold (nine months ended)	$2,853.2	82.3%	$2,948.2	82.1%	$(95.0)	(3.2)%

	September 30,		Cost	Percentage
	2025	2024	change	change
Average cost of materials sold per ton sold (three months ended)	$1,984	$1,906	$78	4.1%
Average cost of materials sold per ton sold (nine months ended)	$1,920	$1,978	$(58)	(2.9)%

The decrease in cost of materials sold in the nine-month period ended September 30, 2025 compared to the year-ago period is primarily due to lower metal commodity prices. However, in the three-month period ended September 30, 2025 compared to the year-ago period, the cost of materials sold increased as metals prices increased due to support from tariff policy. Compared to the year-ago period the average cost of materials sold decreased across all of our carbon and stainless product lines in the nine-month period ended September 30, 2025 with the largest decreases in our carbon plate, stainless plate, and carbon flat product lines, partially offset by increases in the average cost of materials sold for all of our aluminum product lines. In the three-month period ended September 30, 2025, cost of materials sold increased compared to the year-ago period as increased cost of materials sold for our aluminum products, stainless long, and carbon long products exceeded the decrease in cost of material sold for our stainless plate, stainless flat, and carbon flat products. During the third quarter of 2025, LIFO expense was $13.2 million compared to LIFO income of $18.1 million in the third quarter of 2024. During the first nine months of 2025, LIFO expense was $33.2 million compared to LIFO income of $27.1 million in the first nine months of 2024.

Gross profit

	September 30,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$199.5	17.2%	$202.0	17.9%	$(2.5)	(1.2)%
Gross profit (nine months ended)	$613.3	17.7%	$643.1	17.9%	$(29.8)	(4.6)%

Gross profit decreased in the three-month and nine-month periods ended September 30, 2025 compared to the year-ago periods primarily due to the impact of contracting industrial manufacturing demand and its impact on metals prices.

Operating expenses

	September 30,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$200.5	17.3%	$196.9	17.5%	$3.6	1.8%
Warehousing, delivery, selling, general, and administrative expenses (nine months ended)	$606.2	17.5%	$612.7	17.1%	$(6.5)	(1.1)%

Gain on insurance settlement (three months ended)	—	—	$(1.3)	(0.1)%	$1.3	(100.0)%
Gain on insurance settlement (nine months ended)	—	—	$(1.3)	—	$1.3	(100.0)%

Restructuring and other charges (three months ended)	—	—	$1.1	0.1%	$(1.1)	(100.0)%
Restructuring and other charges (nine months ended)	—	—	$2.8	0.1%	$(2.8)	(100.0)%

Warehousing, delivery, selling, general, and administrative expenses increased $3.6 million in the third quarter of 2025 compared to the third quarter of 2024 while expenses decreased $6.5 million in the first nine-months of 2025 compared to the first nine-months of 2024. Expenses in the first nine months of 2025 included $3.7 million of expenses from an acquisition made during the third quarter of 2024. Excluding the impact of the acquisition, expenses decreased $11.0 million in the nine-month period ended June 30, 2025 compared to the year ago period. On a same-store basis, the expense decrease in the first nine-months of 2025 is primarily due to lower reorganization costs as the first nine months of 2024 included start-up costs associated with our new state of the art University Park, IL location as well as Enterprise Resource Planning ("ERP") conversion and integration activities. In addition, benefit expenses were lower in the first nine-months of 2025 primarily due to lower payroll taxes resulting from refunds received in the second quarter related to Employee Retention Credits for qualified wages paid during the COVID-19 pandemic. The increase in expense in the third quarter of 2025 compared to the year-ago period was driven by an increase in delivery expenses, salaries and wages, and incentive compensation. These increases also partially offset the decreased reorganization costs and lower payroll taxes in the first nine months of 2025.

The three-month and nine-month periods ended September 30, 2024 include an insurance settlement gain of $1.3 million as well as restructuring charges of $1.1 million and $2.8 million, respectively, related to severance costs for headcount reductions as we worked to optimize our operating model and improve productivity.

Operating profit (loss)

	September 30,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss) (three months ended)	$(1.0)	(0.1)%	$5.3	0.5%	$(6.3)	(118.9)%
Operating profit (nine months ended)	$7.1	0.2%	$28.9	0.8%	$(21.8)	(75.4)%

Our operating profit (loss) decreased in the three-month and nine-month periods ended September 30, 2025 compared to the three-month and nine-month periods ended September 30, 2024, primarily due to the decrease in gross profit discussed above.

Other expenses

	September 30,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(10.1)	(0.9)%	$(11.5)	(1.0)%	$(1.4)	(12.2)%
Interest and other expense on debt (nine months ended)	$(29.4)	(0.8)%	$(32.9)	(0.9)%	$(3.5)	(10.6)%
Other income and (expense), net (three months ended)	$0.8	0.1%	$(0.2)	—	$1.0	(500.0)%
Other income and (expense), net (nine months ended)	$(1.2)	—	$1.4	—	$(2.6)	(185.7)%

Interest and other expense on debt decreased in the three-month and nine-month periods ended September 30, 2025 compared to the year-ago periods primarily due to lower interest rates on our $1.3 billion revolving credit facility (“the Ryerson Credit Facility”) partially offset by a higher level of borrowings outstanding under the Ryerson Credit Facility in the first nine months of 2025.

The other expense in the first nine months of 2025 includes foreign currency translation losses of $1.6 million, partially offset by a $0.7 million settlement gain related to lump-sum buyouts for the Central Steel & Wire ("CSW") pension plan. The other income in the third quarter of 2025 includes foreign currency translation gains of $1.1 million. The other expense in the first nine months of 2024 includes a $2.2 million settlement loss resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Partially offsetting the $2.2 million settlement loss was a $1.6 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for the CSW pension and other post-employment benefit plans resulting from workforce reductions associated with the move of the CSW headquarters and main operations to a new facility in University Park, IL. Other income and (expense), net in the first nine months of 2024 also includes foreign currency translation gains of $1.0 million.

Provision (benefit) for income taxes. Our effective income tax rate was 39.8% in the third quarter of 2025 and 25.1% in the first nine months of 2025 compared to 6.3% in the third quarter of 2024 and 19.2% in the first nine months of 2024. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state and foreign income taxes partially offset by the effects of certain discrete items recorded during the periods. The decrease in income tax in the first nine months of 2025 compared to the first nine months of 2024 is primarily a result of the decrease in actual and forecasted earnings between the two periods.

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

We had cash and cash equivalents of $29.8 million at September 30, 2025, compared to $27.7 million at December 31, 2024. Our total debt outstanding at September 30, 2025 increased to $499.7 million compared to $467.4 million at December 31, 2024. We had a debt-to-capitalization ratio of 39% and 36% at September 30, 2025 and December 31, 2024, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $521 million at September 30, 2025 versus $451 million at December 31, 2024. Our net debt (defined as total debt less cash and cash equivalents) was $470 million and $440 million at September 30, 2025 and December 31, 2024, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	September 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$30	$28
Availability under Ryerson Credit Facility and foreign debt facilities	491	423
Total liquidity	$521	$451

Below is a reconciliation of total debt to net debt:

	September 30, 2025	December 31, 2024
	(In millions)
Total debt	$500	$468
Less: cash and cash equivalents	(30)	(28)
Net debt	$470	$440

Of the total cash and cash equivalents as of September 30, 2025, $13.3 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net loss	$(17.6)	$(3.1)
Change in operating assets and liabilities:
Receivables	(95.1)	(30.6)
Inventories	8.0	125.3
Accounts payable	26.3	(10.9)
Accrued liabilities	(2.0)	(23.6)
All other operating cash flows	54.7	55.6
Net cash provided by (used in) operating activities	(25.7)	112.7
Acquisitions, net of cash acquired	—	(44.1)
Capital expenditures	(30.7)	(76.1)
All other investing cash flows	(0.2)	1.4
Net cash used in investing activities	(30.9)	(118.8)
Proceeds from borrowings	583.3	530.5
Payments made on borrowings	(552.0)	(443.7)
Net increase (decrease) in book overdrafts	48.0	(13.1)
Dividends paid to shareholders	(18.0)	(18.8)
Share repurchases	—	(51.0)
All other financing cash flows	(4.5)	(16.2)
Net cash provided by (used in) financing activities	56.8	(12.3)
Effect of exchange rates on cash and cash equivalents	0.9	(0.2)
Net change in cash and cash equivalents	$1.1	$(18.6)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first nine months of 2025, working capital requirements increased mainly due to higher sales levels during the third quarter of 2025 compared to the fourth quarter of 2024, driving an increase in accounts receivables. There was a slight decrease in inventory, due to lower tons in inventory as of September 30, 2025 compared to December 31, 2024, as the Company focused on working capital management. Increased purchasing activity and timing of payments at the end of the third quarter of 2025 resulted in an increase in accounts payable. In the first nine months of 2024, working capital requirements decreased mainly due to a decrease in inventory, as market prices for metals decreased in the first nine months of 2024 along with lower tons in inventory to better align inventory levels with expected sales volumes. Partially offsetting the decrease in inventory was an increase in accounts receivable from higher sales levels during the third quarter of 2024 compared to the fourth quarter of 2023 and a decrease in accounts payable driven by reduced inventory purchases as discussed above.

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

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first nine months of 2025, we increased credit facility borrowings to fund our capital expenditures as well as our working capital requirements, which increased compared to prior year's fourth quarter. In the first nine months of 2024, we increased credit facility borrowings to fund our acquisitions and capital expenditures. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid decreased from $18.8 million in the first nine months of 2024 to $18.0 million in the first nine months of 2025 due to fewer shares outstanding. In the first nine months of 2024, we repurchased $51.0 million of common stock.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds which totaled $1 million and $12 million, respectively as of September 30, 2025. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $499.7 million at September 30, 2025 from $467.4 million at December 31, 2024, mainly due to cash utilized in operating activities in the first nine months of 2025 related to increased working capital requirements, and cash utilized for capital expenditures.

Total debt outstanding as of September 30, 2025 consisted of the following amounts: $500.5 million of borrowings under the Ryerson Credit Facility, $1.5 million of foreign debt, less $2.3 million of unamortized debt issuance costs. For further information, see Note 6: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2024, pension liabilities exceeded plan assets by $52.9 million. Through the nine months ended September 30, 2025, we have made $13.4 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $1.8 million in the remaining three months of 2025 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

The Company expects to make approximately $502 million in principal payments to satisfy its debt obligations, consisting of $2 million in foreign debt coming due in the next twelve months and $500 million related to the Ryerson Credit Facility coming due in 2027. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 6: Long-term Debt for further information.

The Company expects to pay approximately $29 million of interest on the Ryerson Credit Facility over the next twelve months and $21 million thereafter. Interest payments related to variable rate debt were estimated using the weighted average interest rate for the debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have non-cancelable operating leases expiring at various times through 2045 and finance leases expiring at various times through 2032. The total amount of future lease payments is estimated to be $464 million, with $46 million due over the next 12 months. We did not have any material leases signed but not yet commenced as of September 30, 2025.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of September 30, 2025, we had outstanding purchase obligations of approximately $21 million expiring within a year. The Company has placed orders for $21 million under these obligations for the period ended September 30, 2025.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our variable-rate long-term debt. As of September 30, 2025 and December 31, 2024, we have no publicly traded debt. The carrying value of our debt was $499.7 million and $467.4 million at September 30, 2025 and December 31, 2024, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of September 30, 2025, we have no outstanding interest rate swaps.

As of September 30, 2025, all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first nine months of 2025 by approximately $4.6 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.4 million outstanding at September 30, 2025 with zero value. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2025, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of September 30, 2025 would increase or decrease the fair value of the foreign currency contracts by $0.3 million.

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

As of September 30, 2025, we had 14,800 tons of hot roll coil swap contracts with a net liability value of $0.2 million, 12,404 tons of aluminum swap contracts with a net asset value of $2.3 million, 312 tons of nickel swap contracts with a net liability value of $0.2 million, 2,552 tons of copper swap contracts with a net liability value of $0.1 million, 1,940,000 gallons of diesel fuel contracts with zero value, and 181,120 gallons of natural gas contracts with a net asset value of $0.1 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the nine months ended September 30, 2025, the Company recognized a gain of $6.3 million associated with its metal and energy commodity derivatives.

A hypothetical strengthening or weakening of 10% in the commodity and energy prices underlying the derivative contracts from the market rate as of September 30, 2025 would increase or decrease the fair value of derivative contracts by $7.1 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2025.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of September 30, 2025, please refer to Note 8: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, other than as set forth below.

The Olympic Steel, Inc. ("Olympic") acquisition is subject to significant uncertainties and risks, including that the acquisition may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the acquisition may adversely affect our stock price, future business, and financial results.

The consummation of the Olympic acquisition is subject to certain customary closing conditions being satisfied or waived, including approval by the stockholders of both the Company and Olympic. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed Olympic acquisition. If the Olympic acquisition is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Olympic acquisition will be completed and the related benefits will be realized.

We do not currently control Olympic and will not control Olympic until completion of the Olympic acquisition.

We do not currently control Olympic. We will not obtain control of Olympic until the completion of the Olympic acquisition. We cannot assure you that Olympic will operate its businesses during the interim period in the same way that we would. The business we acquire could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the Olympic acquisition closes. Adverse changes in Olympic’s business or operations could occur or arise as a result of actions undertaken, legal or regulatory developments, deteriorating general business, market, industry, or economic conditions, and other factors both within and beyond Olympic’s or our control. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact our future business, operating results, cash flows, financial conditions, or prospects following the closing of the Olympic acquisition.

We may be unable to successfully integrate our and Olympic’s businesses in order to realize the anticipated benefits of the Olympic acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Olympic with our business. We may be unable to realize the planned synergies from the Olympic acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

The success of the Olympic acquisition, including anticipated synergies, benefits, and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Olympic’s business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the Olympic acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the Olympic acquisition. In addition, the actual benefits of the Olympic acquisition could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•
the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Olympic acquisition will not be realized;
•
any delay in the integration of management teams, strategies, operations, products, product candidates, and services;
•
diversion of the attention of each company’s management as a result of the Olympic acquisition;
•
differences in business backgrounds, corporate cultures, and management philosophies that may delay successful integration;
•
the ability to retain key employees;
•
the ability to create and enforce uniform standards, controls, procedures, policies, and information systems;

•
the challenge of integrating complex systems, technology, networks, and other assets of Olympic into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the Olympic acquisition, including costs to integrate Olympic beyond current estimates; and
•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the Olympic acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the Olympic acquisition. These risks are not limited to the Olympic acquisition and could also apply to our future acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X*

32.2*

Written Statement of James J. Claussen, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X*

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

Date: October 28, 2025