Form 10-K
period 2025-12-31
Ryerson Holding Corp
filed 2026-02-23
CIK 1481582

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the New York Stock Exchange on such date was $585,167,390. As of February 18, 2026 there were 51,482,714 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

PART I

ITEM 1. BUSINESS.

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. As of December 31, 2025, affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.2% of our issued and outstanding common stock.

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

Our Company

We are one of the largest value-add processors and distributors of industrial metals in North America measured in terms of sales. As of December 31, 2025, we have approximately 4,300 employees across 103 facilities in North America and three facilities in China. Through this network we serve approximately 40,000 customers across a wide range of manufacturing end-markets. Our customers range from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and nearly 80% of the products we sell are processed to meet customer requirements.

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

We focus on strategic acquisitions that complement and enhance our product, customer, and geographic diversification. Ryerson’s M&A strategy includes both transformative turnaround acquisitions and value-add, bolt-on acquisitions. On October 28, 2025, Ryerson and Olympic Steel, Inc. ("Olympic Steel") jointly announced their definitive agreement to merge and on February 13, 2026, they announced the successful completion of the merger (the “Olympic Steel Merger”). Olympic Steel is a metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate, and coil products; stainless steel sheet, plate, bar, and coil; aluminum sheet, plate, and coil; pipe, tube, bar, valves and fittings, tin plate and metal-intensive end-use products. Olympic Steel provides metals processing and distribution services for a wide range of customers. The combination of the two companies enhances Ryerson's presence as North America's second largest metals service center, bringing Olympic Steel's complementary footprint, capabilities, and product offering into Ryerson's intelligently interconnected network of value-added service centers. Please refer to the Section titled “Olympic Steel Acquisition” of Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 19 — “Subsequent Events” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the Olympic Steel Merger. In 2024 and 2023, Ryerson focused on bolt-on acquisitions. In 2024, we acquired Production Metals, LLC while in 2023, Ryerson's acquisitions included BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation.

Industry Overview

Metals service centers serve as key intermediaries between metal producers and end users of metal products. They purchase in scale and sell in smaller quantities. End-users often look for “one-stop” suppliers that offer lower order volumes, shorter lead times, more reliable delivery, and processing services. Metal producers mainly sell metals in the form of standard-sized coils, sheets, plates, structurals, bars, and tubes in large quantities, with longer lead times and limited inventory. Metal service centers serve as key intermediaries closing the gap between metal producers’ supply and end-users’ demand.

By aggregating end-users’ demand and purchasing metal in bulk to take advantage of economies of scale, metals service centers may purchase, process, and deliver metal to end‑users in a more efficient and cost‑effective manner than the end‑user may achieve by dealing directly with the primary producer. Further, specialized metals processing equipment is costly and requires high‑volume production to be cost effective, and many customers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Due to this, many customers have reduced their in-house processing capabilities, opting to source processed metal from service centers like us. This saves our customers time, labor, and expense, reducing their overall manufacturing costs. It also permits us to increasingly focus on value-added services and expansion of our mix of fabricated products, which typically sell at higher margins. We therefore invest in our processing equipment to grow this mix and our gross profit margin.

Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. The majority of metals services companies have limited product lines and inventories and their customers are usually located within their local geographic area. In general, competition is based on quality, service, price, and geographic proximity. We primarily compete with other metals service centers and to a lesser extent with metal producers.

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

Competitive Strengths

Leading Market Position in North America.

Based on sales, we are one of the largest service center companies for carbon, stainless steel, and aluminum in the North American market where we have a broad geographic presence with 103 facilities, as of December 31, 2025.

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

Broad Geographic Reach Across Attractive End Markets.

Our operations serve a diverse range of industries including commercial transportation, fabrication and welding, machinery and equipment, consumer products, heavy equipment, climate, power, and machine shop sectors. We believe this broad range of industries in which we sell our products and services reduces our risk related to a downturn in a specific industry. We believe that our ability to quickly adjust our offerings based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets. We are focused on expanding our presence within growing, secular markets, including electric vehicles and renewable energy.

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

For the year ended December 31, 2025, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors accounted for approximately 15% of our sales.

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

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our strategy. Our senior management has an average of more than 30 years of experience in the metals or service center industries. Our Chief Executive Officer (“CEO”), Mr. Edward Lehner, who joined the Company in August 2012 as Chief Financial Officer (“CFO”) and became CEO in June 2015, has 34 years of experience, predominantly in the metals industry. Mr. Jim Claussen, Executive Vice President & CFO, who joined the Company in 2002 and became CFO in 2021 after holding various senior management and leadership positions at the Company, including President of Central Steel & Wire, LLC, has 31 years of industry experience.

Industry Outlook

After reporting expansionary factory activity in January and February of 2025, the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”) reported contracting factory activity for the remainder of the year, with readings below the growth threshold of 50. Aside from the aforementioned expansionary factory activity reported in January and February of 2025, the PMI has reported monthly contracting factory activity for each month of the past 3-year period (2023-2025). This trend was broken with a January 2026 reading of 52.6, which is a stronger than expected reading, but may, according to Susan Spence, Chair of the ISM Manufacturing Business Survey Committee, reflect post-holiday reordering or pre-buying due to expected price increases amid ongoing tariff issues. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries, and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

The Department of Commerce announced that real GDP decreased in the first quarter of 2025 by 0.5%, then increased by 3.8% and 4.4% (updated estimate) in the second and third quarters of the year, respectively. Fourth quarter 2025 data is not available at the time of release.

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

We had capital expenditures of $437.4 million in the five-year period ended December 31, 2025. We invest in equipment to offer more value-added processing to our customers in an effort to increase our margins and profitability.

The following pie charts show our percentage of sales by major product line for 2025 and 2024:

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

Customers and Markets

Our customer base is diverse, numbering approximately 40,000, as of December 31, 2025, in a variety of industries, including commercial transportation, fabrication and welding, machinery and equipment, consumer products, heavy equipment, climate, power, and machine shop sectors. Although we sell directly to many large original equipment manufacturers, the majority of our sales are to smaller customers, including small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently.

For the year ended December 31, 2025, no single customer, including their subcontractors, accounted for more than 6% of our sales, and our top 10 customers, including their subcontractors, accounted for approximately 15% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the U.S.

During the year ended December 31, 2025, the Company conducted an extensive review of its customers end-market categories and updated them to gain a clearer and more accurate understanding of business performance. Because of this realignment, management can better identify growth opportunities, respond to evolving customer needs, and ensure strategic decisions are based on precise, relevant data. The update also allows management to target resources, track trends, and communicate with stakeholders more effectively. The following pie charts reflect the new categories and show the Company’s percentage of sales by metal consuming industry for 2025 and 2024:

2025
2% Other
6% Machine Shop
7% Power
8% Climate
9% Heavy Equipment
14% Consumer Products
17% Machinery & Equipment
19% Fabrication & Welding
18% Commercial Transportation
2024
2% Other
6% Machine Shop
6% Power
8% Climate
9% Heavy Equipment
14% Consumer Products
17% Machinery & Equipment
18% Fabrication & Welding
20% Commercial Transportation

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

We have international facilities located in Canada, Mexico, and China. Net sales of our international locations (based on where the shipments originated) accounted for 10.0% of our consolidated 2025 net sales, or $461.8 million. See Note 13 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

For the year ended December 31, 2025, our top 25 suppliers, including their subcontractors, accounted for approximately 76% of our purchase dollars. We are generally able to meet our materials requirements because we use many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are several other suppliers able to provide identical or similar products. While the metals producing supply base has experienced significant consolidation and supply interruptions in the past, we believe both our size and our long-term relationships with our suppliers has enabled us to meet our material requirements and will continue to allow us to do so in the future.

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

Sales and Marketing

We maintain our own professional sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and offers a comprehensive catalog of our products. Our office and field sales staff, which together consist of approximately 850 employees, as of December 31, 2025, include technical personnel. Additionally, we offer our customers the ability to purchase our products through our e-commerce website.

Because much of our business is relationship-based, we operate under many different trade names. Businesses we acquire often have strong customer relationships and solid reputations, and we will often continue to use the acquired business name to maintain existing customer relationships.

Capital Expenditures

In 2025, we completed the expansion and modernization of our Shelbyville, KY non-ferrous processing center, and continued operationalization and optimization of assets across our North America service center network. We continued to invest in processing capabilities, value-add capex, and maintenance projects. Investments by us in property, plant, and equipment, together with asset retirements for the five years ended December 31, 2025, excluding the initial purchase price of acquisitions are set forth below. The net capital change during such period aggregated to an increase of $352.8 million.

	Additions	Retirements or Sales	Net
	(In millions)
2025	$51.5	$4.9	$46.6
2024	99.6	2.5	97.1
2023	121.9	0.4	121.5
2022	105.1	8.3	96.8
2021	59.3	68.5	(9.2)

The net reduction in 2021 is related to sale lease-back transactions. We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $50 million for 2026 with a focus on productivity enhancing projects and maintenance. We expect all of the 2026 capital expenditures to be funded using proceeds from the cash generated by operations. We will continue to evaluate and execute each growth project in light of the economic conditions and outlook at the time of investment and may significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation.

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

We continue to analyze and implement safeguards to mitigate any environmental, health, and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements, such as the climate disclosure requirements passed by the state of California, or to address newly discovered conditions, and these costs and liabilities could have a material adverse effect on our results of operations, financial condition, or cash flows. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government on this issue, we cannot accurately predict the full financial impact of current and future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

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

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2025 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

Sustainability

In February 2026, Ryerson released its fourth Sustainability Report. This annual report provides an update on the Company's ongoing sustainability efforts, the investments being made in its people and service center network, and how it is serving its communities. In 2025, Ryerson's Sustainability Committee reviewed its focus initiatives, considering numerous sustainability topics and their importance to the success of our business and their impacts to all of our stakeholders within our current operating environment. As a result of this review, the 2025 edition introduces the following sustainability focus topics: corporate governance and ethical leadership, environmental sustainability, workforce safety and well-being, talent management, responsible sourcing, supply chain transparency, and resiliency. Achievements highlighted in the 2025 report include Ryerson’s recognition by U.S. News & World Report as a great place to work, the new human capital management system implemented during the year, a case study on the resource efficient design of the Shelbyville, KY project, and Ryerson's continued role in the circular metals economy.

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

Human Capital

In order to provide best-in-class customer experiences, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to create an inclusive and safe workplace, open to all who are qualified, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and wellness programs, as well as initiatives that build connections between our employees and their communities.

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

Balanced and Bias-Free Employment Practices. Ryerson does not tolerate any discriminatory or illegal preferences and is in compliance with applicable state and federal anti-discrimination laws. Ryerson focuses on employee engagement, training, and community outreach efforts with the mission of promoting our corporate values and encouraging bias-free practices in all aspects of the business.

Employee Health, Wellness, and Safety. Safety, health, and wellness are fundamental expectations of our Board, executives, employees, and our customers. Our safety standards, which go beyond industry standards and legal requirements, have helped protect the well-being of our people and prevent workplace injuries. We strive for a zero-injury workplace by means of an Environmental, Health, and Safety policy that reinforces the goal. Our safety performance, measured as the number of OSHA recordable injuries per 200,000 labor hours, consistently outperforms the industry average as reported by the Bureau of Labor Statistics. In 2025, our OSHA rate was 2.46.

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

Privacy and Data Protection

We collect, process, and store limited personal information from and about our employees, customers, and other third parties, primarily in the form of business contact information. We may therefore be subject to certain privacy and data protection laws and regulations in the jurisdictions in which we operate. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, and may require notification to regulators and affected individuals in the event of a security breach affecting that personal information. Certain non-U.S. data protection laws, such as those in China, also restrict the use and cross-border transfer of certain personal information. Privacy and data protection laws, regulations, and other obligations are constantly evolving and may conflict with each other. Any violation of applicable data protection laws in the U.S. or elsewhere could result in legal liability, which may lead to significant civil and/or criminal penalties or otherwise adversely affect our business, operations, financial condition, or reputation.

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

RISKS RELATED TO OUR INDUSTRY

Weakness in the economy, market trends, and other conditions affecting the profitability and financial stability of our customers has and could continue to negatively impact our sales growth and results of operations.

Economic and industry trends affect our business environments. We serve several metals-consuming industries in which the demand for our products and services is sensitive to the production activity, capital spending, and demand for products and services of our customers. Many of these customers operate in markets that are subject to highly cyclical fluctuations resulting from seasonality, market uncertainty, costs of goods sold, currency exchange rates, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, and a variety of other factors beyond our control. Any of these factors have and could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

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

The metals services business is very competitive and increased competition has and could reduce our revenues and gross margins.

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

Changing metals prices have a significant impact on our liquidity, net sales, gross margins, operating income, and net income.

The metals services industry as a whole is cyclical and pricing and availability of metal has been volatile in the past and could continue to be volatile due to numerous factors beyond our control, including, but not limited to, general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us. Our ability to pass on increases in costs in a timely manner depends on market conditions and may result in lower gross margins. In addition, higher prices could impact demand for our products, resulting in lower sales volumes. Moreover, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers, and market conditions. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal prices, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this has resulted in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Declines in prices or reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our revolving credit facility, as amended (“the Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices have negatively impacted our liquidity, net sales, gross margins, operating income, and net income in recent years and could continue to do so it the future.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel, or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2025, our top 25 suppliers represented approximately 76% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

RISKS RELATED TO MARKET AND ECONOMIC VOLATILITY

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using a combination of an income approach based on discounted future cash flows and a market approach at the date of valuation, as necessary. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment considering both returns to equity and debt investors. Please refer to the Section titled “Critical Accounting Estimates - Goodwill,” of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and Note 1 — “Summary of Accounting and Financial Policies” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information.

Changes in inflation have and may continue to adversely affect financial performance.

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

We have grown through a combination of internal expansion, acquisitions, and joint ventures. We intend to continue to grow through acquisitions and mergers, but we may not be able to identify appropriate acquisition candidates, obtain financing on satisfactory terms, consummate acquisitions, or integrate acquired businesses effectively and profitably into our existing operations. Restrictions contained in the agreements governing the Ryerson Credit Facility, or our other existing or future debt may also inhibit our ability to make certain investments, including acquisitions, and participations in joint ventures.

Acquisitions, mergers, partnerships, joint ventures, and other business combination transactions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing value, strengths, weaknesses, liabilities, and potential profitability. There is also risk relating to our ability to achieve identified operating and financial synergies anticipated to result from the transactions. Additionally, problems could arise from the integration of acquired businesses, including unanticipated changes in the business or industry or general economic conditions that affect the assumptions underlying the acquisition. Our future success will depend on our ability to complete the integration of these future acquisitions successfully into our operations. Specifically, after any business combination, customers may choose to diversify their supply chains to reduce reliance on a single supplier for a portion of their metals needs. We may not be able to retain all of our and an acquisition’s customers, which may adversely affect our business and sales. Integrating acquisitions, particularly large acquisitions, requires us to enhance our operational and financial systems and employ additional qualified personnel, management, and financial resources, and may adversely affect our business by diverting management away from day-to-day operations. Further, failure to successfully integrate acquisitions may adversely affect our profitability by creating significant operating inefficiencies that could increase our operating expenses as a percentage of sales and reduce our operating income. In addition, we may not realize expected cost savings from acquisitions. Any one or more of these factors could cause us to not realize the benefits anticipated or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.

We may be unable to successfully integrate our and Olympic Steel’s businesses in order to realize the anticipated benefits of the Olympic Steel Merger or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Olympic Steel with our business. We may be unable to realize the planned synergies from the Olympic Steel Merger or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

The success of the Olympic Steel Merger, including anticipated synergies, benefits, and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Olympic Steel’s business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the Olympic Steel Merger may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the Olympic Steel Merger. In addition, the actual benefits of the Olympic Steel Merger could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•
the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Olympic Steel Merger will not be realized;
•
any delay in the integration of management teams, strategies, operations, products, product candidates, and services;
•
diversion of the attention of each company’s management as a result of the Olympic Steel Merger;
•
differences in business backgrounds, corporate cultures, and management philosophies that may delay successful integration;
•
the ability to retain key employees;
•
the ability to create and enforce uniform standards, controls, procedures, policies, and information systems;
•
the challenge of integrating complex systems, technology, networks, and other assets of Olympic Steel into ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the Olympic Steel Merger, including costs to integrate Olympic Steel beyond current estimates; and
•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the Olympic Steel Merger or could reduce each company’s earnings or otherwise adversely affect our business and financial results. These risks are not limited to the Olympic Steel Merger and could also apply to our future acquisitions.

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

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China and conduct operations in Mexico. We have from time to time experienced losses when the value of the U.S. dollar strengthens against the Canadian dollar, the Chinese renminbi, the Hong Kong dollar, or the Mexican peso, which has caused adverse effects on our results of operations in the past and could occur again. In addition, we are subject to translation risk when we consolidate our Canadian, Chinese, and Mexican subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar, Chinese renminbi, the Hong Kong dollar, or the Mexican peso has in the past reduced the value of these assets as reported in our financial statements, which as a result, reduced our stockholders’ equity in the past and this could occur again in the future.

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

Additionally, there is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives, which issue land use rights that are generally renewable. We lease the land where our Chinese facilities are located from the Chinese government. During 2025, the Chinese government terminated one of our land use rights agreements resulting in impairment of assets and disruptions to our business, the impact of which was not significant to the consolidated financial statements. The Chinese government could at any point terminate any of the other land use rights that we have and the impact could be significant in the future.

RISKS RELATED TO CYBERSECURITY AND INFORMATION TECHNOLOGY

Damage to our information technology infrastructure could harm our business.

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, provide pricing recommendations for sales quotes, communicate customer information, enter and track orders, operate processing equipment, and aggregate daily sales, margin, and promotional information. Difficulties associated with maintaining legacy systems, upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. The personnel and financial resources we commit to maintaining and upgrading our information systems may not be sufficient to address all potential issues, and we could be required to expend substantially more resources than anticipated to upgrade our information systems or integrate them with the systems of companies we have acquired. The upgrade or integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado, and other natural disasters, power loss, computer system and network failures, failure of telecommunications or other critical infrastructure, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We are subject to cybersecurity risks and other vulnerabilities that could arise with the sophistication and heightened use of artificial intelligence and may incur increasing costs in an effort to minimize those risks.

We depend on the proper functioning and availability of our information technology platform, including our communications and data processing systems and those of third parties, in operating our business. These systems include software programs that are integral to the efficient operation of our business. We have established security measures, controls, and procedures, including recovery procedures for critical systems and business functions, to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls, and procedures; however, there can be no guarantee that such systems, measures, controls, and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our sensitive or proprietary information, litigation, and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving and sophisticated cyberattacks, including through the use of artificial intelligence. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, or give rise to monetary fines and other penalties, which could be significant. Refer to Item 1C: "Cybersecurity" for further information on our Cybersecurity processes, policies, and programs.

The use or anticipated use of artificial intelligence technologies by us or third parties may increase operational risks or create new or unanticipated operational risks.

Artificial intelligence (“AI”) technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which those models are trained may be flawed or otherwise may function in an unexpected manner. The speed at which the technology is being adopted, and the uncertainty regarding the scope and details of laws, regulations, or standards governing its use, combined with the growing interest by various legislatures and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. Any misuse of or flaws in the AI tools we adopt, or regulatory inconsistency in how such tools may be used could adversely impact operations, expose us to legal liability, or cause reputational harm. Our competitors may also adopt AI more effectively or efficiently than we do, which could cause competitive harm or otherwise adversely impact or market position.

RISKS RELATED TO OPERATING OUR BUSINESS

Any significant work stoppages can harm our business.

As of December 31, 2025, we employed approximately 4,100 persons in North America and 200 persons in China. Our North American workforce was comprised of approximately 1,700 office employees and approximately 2,400 plant employees. Seventeen percent of our plant employees were members of various unions, including the United Steel Workers and The International Brotherhood of Teamsters, as of December 31, 2025.

Five renewal contracts covering 145 employees were successfully negotiated in 2025. Eight contracts covering 162 employees are currently scheduled to expire in 2026.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2025, our pension plans had an unfunded liability of $33.1 million and our other postretirement benefits plans had an unfunded liability of $30.7 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

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

Additionally, on an as needed basis we use commodity contracts, foreign exchange contracts, and interest rate swaps to manage our exposure to commodity price risk, foreign currency exchange risk, and interest rate risk. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle our obligations, which could cause us to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of such instruments.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters ("ESG"), that could expose us to numerous risks. These rules and regulations may continue to change as state-level climate laws evolve. Our adherence to these rules and regulations will require additional resources and the implementation of new reporting processes, all entailing additional compliance risk. Moreover, the progress and disclosure of our initiatives within the ESG scope could be criticized for accuracy, adequacy, and completeness, or may not advance at a sufficient pace. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals, or at all, our reputation, business, financial performance, and growth could be adversely affected.

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

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock has been influenced by a variety of factors in the past and may continue to be influenced by any number of factors, including the following:

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
•
announcement of or closing of significant acquisitions or mergers;
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

We paid cash dividends on our common stock in each quarter of 2025, but any future dividend payments are at the discretion of our Board of Directors.

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

As of December 31, 2025, our total indebtedness under the Ryerson Credit Facility was $463.2 million and we had $428 million of unused capacity on the facility. Our indebtedness may:

•
make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•
limit our ability to use our cash flow for future working capital, capital expenditures, acquisitions, mergers, or other general corporate purposes;
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
•
engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. As of December 31, 2025, total credit availability under the Ryerson Credit Facility was $428 million. See discussion regarding the Ryerson Credit Facility in Note 9: “Debt” and Note 19: "Subsequent Events" of Part II, Item 8 “Financial Statements and Supplementary Data” as well as the discussion within the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

All of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2025, we had $463.2 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $428 million available for borrowing under such facility. Assuming a consistent level of debt through-out 2025 a 100 basis point increase in the interest rate on our floating rate debt effective from the beginning of the year would increase our interest expense under the Ryerson Credit Facility by approximately $6.1 million, on an annual basis. The Federal Reserve decreased rates in 2025 and is expected to continue to decrease rates in 2026. Due to the rate cuts implemented, the interest rate on the Ryerson Credit Facility has decreased throughout 2025. If interest rates rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.

Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally or the introduction of new rating practices and methodologies. Our credit rating remained unchanged throughout 2025. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended, or withdrawn entirely by the rating agencies. If rating agencies lower, suspend, or withdraw the ratings, the market price or marketability of our securities may be adversely affected. In addition, any negative change in ratings could make it more difficult for us to raise capital on acceptable terms, impact our ability to obtain adequate financing, and result in higher interest costs for our existing credit facilities, including the Ryerson Credit Facility, or on future financings.

RISKS RELATED TO OUR STOCKHOLDER BASE

Platinum owns a substantial percentage of our stock and, as of December 31, 2025, has the right to nominate one member of the Corporation’s board and will be able to exert influence over matters subject to stockholder approval.

As of December 31, 2025, Platinum owns approximately 3,924,478 shares of our common stock, which is approximately 12.2% of our issued and outstanding common stock. Therefore, Platinum may be able to influence all matters requiring stockholder approval. For example, Platinum may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may believe are in their best interest as stockholders.

The Company is party to an investor rights agreement (the “Investor Rights Agreement”) with certain affiliates of Platinum which provides, among other things, that for so long as Platinum collectively beneficially owns (i) at least 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate for election to the board of directors of the Company no fewer than that number of directors that would constitute a majority of the number of directors if there were no vacancies on the board, (ii) at least 15% but less than 30% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate two directors, and (iii) at least 5% but less than 15% of the voting power of the outstanding capital stock of the Company, Platinum will have the right to nominate one director. The agreement also provides that if the size of the board of directors is increased or decreased at any time, Platinum’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number. Based on Platinum's voting power of the outstanding capital stock of the Company and the size of the Board, as of December 31, 2025, Platinum has the right to nominate one director pursuant to the Investor Rights Agreement. As a result, Platinum may influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, and the payment of dividends, as well as impact decisions to enter into any other corporate transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We are committed to protecting Company information and the confidential information of our employees, customers, partners, and suppliers. To that end, we have in place various policies, procedures, and processes to identify, assess, manage, and prevent potential cybersecurity risks, and to timely detect the occurrence, and mitigate the effects of such risks, including from cyberattacks and data breaches. Our Director, Cybersecurity and Compliance, who has more than 13 years of information security and cybersecurity experience, manages cybersecurity, and oversees a team of dedicated cybersecurity personnel with various experience and certifications in information security and cybersecurity. Our personnel, along with external parties engaged to assess the sufficiency of our risk management processes (e.g., through penetration testing), continuously work to maintain and improve our cybersecurity program and the security and integrity of our information systems and infrastructure through our ongoing risk management program, including (i) by conducting cybersecurity assessments and audits to address threats and to stay in step with emerging malicious trends, and (ii) by performing due diligence on partners and suppliers to ensure similar values and appropriate security standards and safeguards are maintained by such partners and suppliers with respect to our information security assets and to third-party systems on which we rely. In addition, our Incident Response Team is trained to identify, quarantine, and remediate cybersecurity threats, and all of our employees are regularly trained to increase awareness of threats and to identify how to spot and avoid them.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any cybersecurity incident, which have materially affected, or are reasonably likely to materially affect, us, our business strategy, our results of operations, or our financial condition.

Governance

Cybersecurity is a formal component of our overall risk management program, and our management, including our Chief Information Officer ("CIO"), regularly update the Audit Committee of the Board of Directors on the status of our cybersecurity program. In the event that management identifies significant cybersecurity risk exposures, it will present such exposures to the Audit Committee, which oversees the actions, security, and risk mitigation efforts taken across our cybersecurity framework. With this input from management, the Audit Committee evaluates our cybersecurity risks and the responses implemented to prevent and/or mitigate any such risks.

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

ITEM 2. PROPERTIES.

As of December 31, 2025, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson and its U.S. affiliates maintain ninety operational facilities, one vacated facility, and one facility held for sale. Operational facilities include eight locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 64% of these facilities are leased. The lease terms expire at various times through 2045. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR	Leased
Phoenix, AZ	Leased
Cerritos, CA*	Leased
Fresno, CA (2)	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Monroe, CT	Owned
Waterbury, CT	Leased
Wilmington, DE	Leased
Jacksonville, FL	Owned
Tampa Bay, FL	Leased
Buford, GA***	Leased
Lavonia, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA**	Leased
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Leased
Downers Grove, IL*	Leased
Elgin, IL	Leased
Loves Park, IL	Leased
Montgomery, IL***	Leased
University Park, IL	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Portage, IN**	Owned
Richmond, IN***	Leased
Shelbyville, KY**	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Lansing, MI	Leased
Minneapolis, MN	Leased
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Leased
Jackson, MS	Owned
Charlotte, NC	Owned

Greensboro, NC (2)	Owned
Pikeville, NC	Leased
Winston-Salem, NC*	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Dover, NH	Leased
Las Vegas, NV	Leased
Lancaster, NY	Leased
Cincinnati, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Hilliard, OH	Leased
Stow, OH***	Leased
Streetsboro, OH	Leased
Strongsville, OH	Leased
Oklahoma City, OK	Leased
Tulsa, OK	Leased
Ambridge, PA**	Leased
North Huntingdon, PA	Owned/Vacated
Charleston, SC**	Owned
Greenville, SC	Owned
Wellford, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN*	Leased
Memphis, TN	Leased
Arlington, TX***	Leased
Dallas, TX	Leased
El Paso, TX	Leased
Houston, TX***	Owned
Houston, TX***	Leased
Houston, TX (2)	Leased
McAllen, TX	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Leased
Richmond, VA	Leased
Centralia, WA	Leased
Spokane, WA	Leased
Vancouver, WA*	Leased
Green Bay, WI	Owned
Green Bay, WI	Leased/Vacated
Hammond, WI	Leased
Milwaukee, WI (2)	Owned
Schofield, WI	Owned
Wausau, WI	Owned

* Office space only

** Processing centers

***Toll Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson Holding, has eight operational facilities and one facility held for sale in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Four facilities are leased. The lease terms expire at various times through 2032.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned/Vacated
Brampton, ON	Leased
Mississauga, ON	Leased
Vaudreuil, QC	Leased

Operations in China

Ryerson China, an indirect wholly-owned subsidiary of Ryerson Holding, has three service and processing centers in China, in Guangzhou, Kunshan, and Tianjin, performing coil processing, sheet metal fabrication, and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own all of our China facilities and have purchased the related land use rights. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

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

ITEM 3. LEGAL PROCEEDINGS.

For information concerning legal proceedings as of December 31, 2025, please refer to Note 12: Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8 of this Report on Form 10-K, which is incorporated into this item by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RYI” and was first traded on August 13, 2014.

Holders

As of February 18, 2026, there were 8 stockholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We paid cash dividends on our common stock of $0.1875 in each quarter of 2025. The declaration and payment of cash dividends on our common stock in the future, whether at current levels or at all, will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, including under the Ryerson Credit Facility, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Ryerson Holding’s common stock relative to the cumulative total returns of the S&P 500 and a metals service center peer group (the “Peer Group”). The graph tracks the performance of a $100 investment in each of the indices (with reinvestment of dividends) from December 31, 2020 to December 31, 2025. While there is no nationally-recognized industry index consisting of metals service center companies, Ryerson considers its Peer Group to consist of Reliance Steel & Aluminum Co., and Worthington Steel, Inc., each of which has securities listed for trading on the NASDAQ; Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange; and Klöckner & Co SE., which has securities listed for trading on the XETRA Frankfurt Stock Exchange; and until its acquisition by Ryerson on February 13, 2026, Olympic Steel Inc., which had securities listed for trading on the NASDAQ. The returns of each member of the Peer Group are weighted according to that member’s stock market capitalization. On December 1, 2023 Worthington Industries, Inc. spun off their steel division into Worthington Steel, Inc. The chart below includes Worthington Industries, Inc. data for December 31, 2020 through November 30, 2023 and Worthington Steel, Inc. data thereafter, with returns and market capitalization weighted for each respective period. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Ryerson Holding	$100.00	$182.08	$215.07	$250.75	$143.67	$195.06
S&P 500	$100.00	$128.21	$105.37	$131.95	$163.47	$191.17
Peer Group	$100.00	$130.54	$151.55	$220.01	$217.11	$238.69

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 3, 2022, the Board of Directors authorized a new $75 million share repurchase program after the exhaustion of the previous share repurchase program. On May 1, 2023, the Board of Directors authorized an increase to $100.0 million and extended the program to April 2025. On July 30, 2024, the Board of Directors authorized an additional increase of $50.0 million to the existing share repurchase program, bringing the amount authorized to be repurchased to $63.6 million, and extended the program through April 2026. Under the program, management is not obligated to repurchase shares, but has discretion in determining the conditions under which shares may be purchased from time to time. We may opportunistically repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock. As of December 31, 2025, $38.4 million remains outstanding under the share repurchase program. There were no share repurchases made during the year-ended December 31, 2025.

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Business

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. As of December 31, 2025 affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.2% of our issued and outstanding common stock.

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

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers, mill lead times, and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. At the request of our customers, we have some fixed price sales contracts. We have entered into swaps in order to mitigate our risk of volatility in the price of metals related to these contracts and we have entered into metals hedges to mitigate our own risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we sell existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we may pass on to our customers.

The metals service center industry is cyclical and volatile in both demand and pricing, and difficult to predict. In 2025, Ryerson experienced marginal volume growth of 0.5% and an average selling price decrease of 1.1% compared to 2024 as the period was characterized by subdued downstream demand and volatile pricing, impacted by tariff trade policy. Changes in average selling prices are primarily driven by commodity metals prices, which impact Ryerson’s selling prices over the subsequent three to six-month period.

In 2025, indicators for key steel industry end markets reported contraction in industrial activity momentum but output improvement relative to the previous year. This is evidenced by the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), which indicated that the majority of surveyed purchasing managers reported a decline in activity in nearly every month of 2025 with the exception of January and February, as marked by readings below the growth threshold of 50. January 2026 reversed the trend with a reading above the growth threshold of 52.6. On the other hand, U.S. Industrial Production, which reports year-over-year industrial sector business output, reported growth for each month of 2025, indicating that while PMI would suggest that 2025 was a year of widespread contractionary momentum, there was resiliency in the overall output relative to the previous year.

According to the Metal Service Center Institute, North American service center volumes decreased by 1.5% in 2025 compared to 2024. Also on a North American basis, Ryerson's volumes declined by 0.4% over the same period, implying that the Company gained market share during the year. Reflecting on volume performance by end-market, Ryerson experienced year-over-year declines in Commercial Transportation, Climate, Heavy Equipment, and Power sectors. These declines were partially offset by demand growth in Fabrication & Welding, Machine Shop, and Machinery & Equipment sectors.

Olympic Steel Acquisition

On February 13, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”), dated as of October 28, 2025, by and among Ryerson Holding, Crimson MS Corp., an Ohio corporation and a direct wholly owned subsidiary of Ryerson Holding (“Merger Sub”), and Olympic Steel, Inc. ("Olympic Steel"). On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Olympic Steel in accordance with Ohio law. At the effective time of the Olympic Steel Merger, each issued and outstanding share of common stock of Olympic Steel, without par per share (the “Olympic Common Stock”) (other than certain excluded shares), was converted into the right to receive 1.7105 shares the Ryerson Holding’s common stock, rounded down to the nearest whole share, and cash in lieu of fractional shares. Upon the completion of the Olympic Steel Merger, Olympic Steel, as the surviving corporation, became a wholly owned subsidiary of Ryerson Holding. As a result of the Olympic Steel Merger, Ryerson Holding issued approximately 19.5 million shares of its common stock to former holders of Olympic Common Stock

Olympic Steel is a metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate, and coil products; stainless steel sheet, plate, bar, and coil; aluminum sheet, plate, and coil; pipe, tube, bar, valves and fittings, tin plate, and metal-intensive end-use products. The combination of the two companies enhances Ryerson's presence as North America's second largest metals service center, bringing Olympic Steel's complementary footprint, capabilities, and product offering into Ryerson's intelligently interconnected network of value-added service centers. Together, functioning as Ryerson Holding Corporation, the combined entity is expected to generate approximately $120 million in annual synergies by the beginning of 2028 through procurement scale, efficiency gains, commercial enhancement, and network optimization. Please refer to Note 19 — “Subsequent Events” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the Olympic Steel merger.

Ryerson’s 2025 Strategy Achievements

Ryerson’s market strategy focuses on providing excellent customer experiences consistently with speed at scale. Our culture is based on our trademarked “say yes, figure it out” mantra. We strive to grow our volume and sustainably expand margins by increasing our fabrication business, transactional sales, and improving our speed through tools and analytics. Ryerson’s financial strategy includes a focus on generating cash from operating activities and continuously improving a “through the cycle” operating model to maintain a strong balance sheet, re-invest in the growth of the business, and generate returns to stockholders.

In 2025, coming off of a historically high three-year investment cycle, the Company focused on operationalizing and optimizing major capital investment projects at its service centers in Shelbyville, KY, Norcross, GA, Dallas, TX, and Los Angeles, CA. The primary objective of these investments was to improve Ryerson's operating model and the customer experience. The expansion of our Shelbyville service center, for example, was an investment in our bright metals flat roll processing capabilities to support transactional market share growth at a lower cost to service with improved service levels. Likewise, the investments made in Norcross, Dallas, and Los Angeles included processing equipment, which we expect will improve our ability to provide our customers with higher value-added products and thereby improve our gross margins.

2025 Performance

Demand conditions in 2025 continued to be subdued while pricing was volatile, impacted by tariff trade policy. Nonetheless, we believe that the investments that we have made in our service capabilities and operating model will enable us to provide better experiences for our customers and, in turn, enable greater value generation for our stockholders.

These key metrics illustrate Ryerson’s financial performance for the full year 2025 compared to 2024:

$4.6B	17.1%	$(56)M
Total Revenues	Gross Margin	Net Loss Attributable to Ryerson Holding Corporation
1% decrease	100bps decrease	$48M lower

$(1.76)	$(1.56)	$87M
Diluted Loss per Share	Adjusted Diluted Loss per Share	Cash from Operating Activities
$1.50 lower	$1.38 lower	$118M decrease

A reconciliation of diluted earnings (loss) per share ("EPS") to adjusted diluted EPS is provided below.

Commodity price volatility and subdued downstream demand in 2025 contributed to lower average selling prices and modestly higher volumes year-over-year. Compared to 2024, average selling prices decreased by 1.1% and tons shipped increased by 0.5%, resulting in a year-over-year revenue decrease of 0.6%. Gross margin contracted by 100 bps from 2024 as the soft demand environment challenged tariff-supported average selling prices. Warehousing, delivery, selling, general, and administrative expenses increased by 1.0%, or $8.4 million, in 2025 compared to 2024 driven primarily by increased delivery expenses, advisory service fees related to the Olympic Steel Merger, higher salaries and wages, and expenses related to Production Metals, an entity acquired in August of 2024 with now a full-year of expenses in 2025. These increases were partially offset by decreased reorganization expenses and professional fees. We recorded net loss attributable to Ryerson Holding Corporation of $56.4 million, or $1.76 per diluted share, in 2025. This compares to net loss attributable to Ryerson Holding Corporation of $8.6 million, or $0.26 per diluted share, in 2024.

To provide greater insight into the Company’s 2025 operating trends apart from the year’s one-time transactions, Ryerson provides adjusted net income loss and adjusted diluted earnings loss per share figures, which are not U.S. generally accepted accounting principles (“GAAP”) financial measures, to compliment the reported GAAP net loss and diluted loss per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net loss and adjusted diluted loss per share do not represent, and should not be used as a substitute for, net loss or loss per share determined in accordance with GAAP. Illustrated in the below table, the 2025 net loss attributable to Ryerson Holding Corporation of $56.4 million includes a $7.8 million charge for advisory services related to our merger with Olympic Steel, impairment charges on assets of $3.4 million, a $1.9 million gain on a litigation settlement, and a $1.0 million gain on an insurance settlement, and the related income tax benefit. After adjusting for these non-core business transactions and the related income taxes, the adjusted net loss attributable to Ryerson Holding Corporation for 2025 is $50.2 million, $44.1 million lower than the prior year’s adjusted net loss attributable to Ryerson Holding Corporation of $6.1 million which included a restructuring charge of $3.1 million, a pension settlement loss of $2.1 million, a $1.6 million gain on an insurance settlement, a $0.3 million curtailment gain related to various retirement benefit plans, and the related income tax benefit.

(Dollars and shares in millions, except per share data)	2025	2024
Net loss attributable to Ryerson Holding Corporation	$(56.4)	$(8.6)
Gain on insurance settlement	(1.0)	(1.6)
Gain on litigation settlement	(1.9)	—
Restructuring and other charges	—	3.1
Advisory services fees	7.8	—
Impairment charges on assets	3.4	—
Pension settlement loss	—	2.1
Benefit plan curtailment gain	—	(0.3)
Benefit for income taxes	(2.1)	(0.8)
Adjusted net loss attributable to Ryerson Holding Corporation	$(50.2)	$(6.1)
Diluted loss per share	$(1.76)	$(0.26)
Adjusted diluted loss per share	$(1.56)	$(0.18)
Shares outstanding - diluted	32.1	33.2

Ryerson generated cash from operating activities of $87.0 million in 2025, a decrease compared to $204.9 million generated in 2024. The decrease in cash generation year over year is primarily due to changes in working capital. See further details within the section titled "Liquidity and Capital Resources" within this Item.

Industry Developments

Tariffs. In 2025, the U.S. government announced and retracted tariffs repeatedly on imports, including imports of steel and aluminum from all countries, as well as on all U.S. imports not covered under section 232 of the Trade Expansion Act ("Section 232"). In March 2025, the Trump administration eliminated all country exemptions to section 232. In June 2025, the U.S. imposed a 50% section 232 tariff on nearly all steel and aluminum products (the exception being products from the UK, which was reduced to 25%). In August, the Department of Commerce added new product categories to section 232 steel and aluminum derivative products (e.g. downstream manufactured goods). Many governments, including those of China, Canada, and recently the European Union, have announced reciprocal tariffs on U.S. imports, while simultaneously withdrawing certain retaliatory tariffs, creating further uncertainty in global trade.

The tariffs introduce uncertainty towards customers' supply chains. A significant majority of the Company’s metal purchases are domestic, therefore, the impact of tariffs on the Company’s financial statements has not been significant to date. In general, we attempt to pass the cost of tariffs on to customers to the extent possible. While tariffs have helped to level the price between import and domestic purchases, customers are still reviewing their supply chains to determine which approach is best. The ultimate consumer of the goods and their geography play a significant role in determining which inputs are acceptable to manufacturers. The ultimate impact the tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

On February 20, 2026, the Supreme Court ruled that the president is not authorized to impose tariffs to the extent that he has under the International Emergency Economic Powers Act. It is currently unclear what the overall impact of this ruling will be. The Supreme Court's ruling has no direct impact on the tariffs in place under Section 232, including tariffs on steel and aluminum.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data (certain percentages may not calculate due to rounding):

	Year Ended December 31, 2025	% of Net Sales	Year Ended December 31, 2024	% of Net Sales
Net sales	$4,571.3	100.0%	$4,598.7	100.0%
Cost of materials sold	3,789.1	82.9	3,764.5	81.9
Gross profit	782.2	17.1	834.2	18.1
Warehousing, delivery, selling, general, and administrative expenses	809.6	17.7	801.2	17.4
Gain on insurance settlement	—	—	(1.6)	—
Impairment charges on assets	3.4	0.1	—	—
Restructuring and other charges	—	—	3.1	0.1
Operating profit (loss)	(30.8)	(0.7)	31.5	0.7
Other expenses	(40.4)	(0.9)	(38.9)	(0.8)
Loss before income taxes	(71.2)	(1.6)	(7.4)	(0.2)
Benefit for income taxes	(16.1)	(0.4)	(0.1)	—
Net loss	(55.1)	(1.2)	(7.3)	(0.2)
Less: Net income attributable to noncontrolling interest	1.3	—	1.3	—
Net loss attributable to Ryerson Holding Corporation	$(56.4)	(1.2)%	$(8.6)	(0.2)%
Basic loss per share	$(1.76)		$(0.26)
Diluted loss per share	$(1.76)		$(0.26)

The following charts show the Company’s percentage of sales by major product line for 2025 and 2024:

Comparison of the year ended December 31, 2025 with the year ended December 31, 2024

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2025	2024	change	change
	($ in millions)
Net sales	$4,571.3	$4,598.7	$(27.4)	(0.6)%

	Year Ended December 31,		Tons	Percentage
	2025	2024	change	change
	(in thousands)
Tons sold	1,947	1,937	10	0.5%

	Year Ended December 31,		Price	Percentage
	2025	2024	change	change
Average selling price per ton sold	$2,348	$2,374	$(26)	(1.1)%

Revenue for the year ended December 31, 2025 decreased slightly from the same period a year ago as commodity price volatility and subdued downstream demand in 2025 contributed to lower average selling prices and modestly higher volumes year-over-year. Revenue increased in the third and fourth quarters of 2025 compared to the year-ago periods as average selling prices increased due to support from tariff policy and rising input prices while the demand environment remained soft. Compared to the year ago period, average selling prices for the full-year period decreased for nearly all of our carbon and stainless product lines in 2025 with the largest decreases in our stainless plate, carbon plate, and carbon flat products, partially offset by increases in all of our aluminum products lines. Tons sold increased slightly in 2025 overall, with the largest increases in our stainless long, aluminum long, and stainless plate product lines largely offset by decreases in our aluminum flat and aluminum plate shipments. Tons sold per ship day were 7,726 in 2025 compared to 7,656 in 2024.

Average selling prices generally fluctuate with changes in replacement costs of the various metals we purchase. The mix of products sold can also have an impact on our overall average selling price per ton sold. As carbon sales represented 49% of our gross sales in 2025, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

The mix of our total sales by major commodity products and year-over-year change in selling prices are presented below:

	Year Ended December 31, 2025
	Sales by Product (% of total sales)	Average Selling Price per ton sold (% change)
Carbon steel	49%	-5.4%
Aluminum	26%	10.4%
Stainless steel	24%	-2.9%
Other	1%

Cost of Materials Sold

	Year Ended December 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$3,789.1	82.9%	$3,764.5	81.9%	$24.6	0.7%

			Year Ended December 31,		Dollar	Percentage
			2025	2024	change	change
Average cost of materials per ton sold			$1,946	$1,943	$3	0.2%

The increase in cost of materials sold in 2025 compared to the year ago period is primarily due to an increase in average cost of materials sold per ton due to rising metals prices in the second half of the year driven by support from tariff policy. Compared to the prior year, the average cost of materials sold in 2025 increased for all of our aluminum product lines, partially offset by decreases across most of our carbon and stainless product lines with the largest decreases in our stainless plate, carbon plate, and carbon flat product lines.

During 2025, last-in, first-out ("LIFO") expense was $56 million related to increases in pricing for all product lines, with the largest impact from aluminum and carbon products, offset by the liquidation of older LIFO layers for stainless and aluminum products that were at a net lower cost. During 2024, LIFO income was $53 million related to decreases in pricing for all product lines, with the largest impact from carbon and stainless products, slightly offset by the liquidation of older LIFO layers for stainless products that were at a net higher cost.

Gross Profit

	Year Ended December 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$782.2	17.1%	$834.2	18.1%	$(52.0)	(6.2)%

Gross profit dollars decreased in 2025 compared to 2024 as average selling price decreased while the average cost of materials sold increased slightly resulting in a decrease in gross margin.

Operating Expenses

	Year Ended December 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$809.6	17.7%	$801.2	17.4%	$8.4	1.0%
Gain on insurance settlement	$—	—	$(1.6)	—	$1.6	(100.0)%
Impairment charges on assets	$3.4	0.1%	$—	—	$3.4	100.0%
Restructuring and other charges	$—	—	$3.1	0.1%	$(3.1)	100.0%

Warehousing, delivery, selling, general, and administrative expenses increased $8.4 million in 2025 compared to 2024 with $4.5 million of the increase driven by including the expenses of Production Metals, LLC which was acquired during August 2024 for all of 2025. Excluding the impact of the acquisition, expenses increased $3.9 million. On a same-store basis, expenses increased in 2025 primarily due to an increase in salaries and wages, incentive compensation, delivery expenses, advisory service fees associated with the merger with Olympic Steel, and higher operating expenses. The expense increases were partially offset by lower reorganization costs as 2024 included start-up costs associated with our new state of the art University Park, IL location as well as Enterprise Resource Planning ("ERP") conversion and integration activities. In addition, professional fees were lower in 2025 and benefit expenses were lower primarily due to lower payroll taxes resulting from refunds received in the second quarter of 2025 related to Employee Retention Credits for qualified wages paid during the COVID-19 pandemic.

In 2025, we recorded impairment charges on assets of $3.4 million as we evaluated underperforming businesses. In 2024, we recorded restructuring charges of $3.1 million, related to severance costs for headcount reductions as we work on optimizing our operating model and improving productivity. The year 2024 also included a $1.6 million gain on an insurance settlement.

On a per ton basis, total operating expenses increased to $418 per ton in 2025 from $414 per ton in 2024.

Operating Profit

	Year Ended December 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (loss)	$(30.8)	(0.7)%	$31.5	0.7%	$(62.3)	(197.8)%

Our operating profit decreased in 2025 compared to 2024 primarily due to the decrease in average selling prices and gross profit and the increase in operating expenses as discussed above.

Other Expenses

	Year Ended December 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(38.9)	(0.9)%	$(43.0)	(0.9)%	$4.1	(9.5)%
Other income and (expense), net	$(1.5)	—	$4.1	0.1%	$(5.6)	(136.6)%

Interest and other expense on debt decreased in 2025 compared to 2024 primarily due to lower interest rates on our revolving credit facility, as amended (“the Ryerson Credit Facility”) partially offset by a higher level of borrowings outstanding under the Ryerson Credit Facility.

The other expense in 2025 includes foreign currency transaction losses of $2.1 million, partially offset by a $1.0 million settlement gain related to lump-sum buyouts for the Central Steel & Wire ("CSW") pension plan. The other income and (expense), net in 2024 includes foreign currency translation gains of $4.2 million. The other income in 2024 also includes a $2.1 million net settlement loss resulting from the termination of the Ryerson Canada Bargaining Unit Pension Plan. Offsetting this loss is a $1.8 million settlement gain and a $0.3 million curtailment gain related to lump-sum buyouts and a reduction in future years of service for the CSW pension and other post-employment benefit plans as a result of workforce reductions at CSW as the CSW headquarters was closed and operations moved to a new facility in University Park, IL.

Provision for Income Taxes

Our effective income tax rate was 22.6% in 2025 compared to 1.4% in 2024. The increase in the effective tax rate was primarily driven by the disproportionate impact of permanent differences relative to the change in pretax loss year over year and state tax credits. The 2025 effective tax rate of 22.6% was more in line with the U.S. statutory tax rates.

Earnings Per Share

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

We had cash and cash equivalents of $26.9 million at December 31, 2025, compared to $27.7 million at December 31, 2024. Our total debt outstanding at December 31, 2025 decreased to $463.1 million compared to $467.4 million of total debt outstanding at December 31, 2024. We had a debt-to-capitalization ratio of 38% and 36% at December 31, 2025 and at December 31, 2024, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $502 million at December 31, 2025 versus $451 million at December 31, 2024. Our net debt (defined as total debt less cash and cash equivalents) was $436 million and $440 million at December 31, 2025 and December 31, 2024, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income (loss) or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt situation. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$27	$28	$54
Availability under Ryerson Credit Facility and foreign debt facilities	475	423	602
Total liquidity	$502	$451	$656

Below is a reconciliation of total debt to net debt:

	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Total debt	$463	$468	$436
Less: cash and cash equivalents	(27)	(28)	(54)
Net debt	$436	$440	$382

Of the total cash and cash equivalents, as of December 31, 2025, $16.3 million was held in subsidiaries outside the U.S. that is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate additional earnings, which could result in foreign withholding taxes and potential U.S. state income taxes. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2025	2024
	(In millions)
Net loss	$(55.1)	$(7.3)
Change in operating assets and liabilities:
Receivables	(35.0)	40.0
Inventories	39.5	119.9
Accounts payable	77.9	(5.6)
Other operating asset and liability balances	(13.0)	(33.9)
All other operating cash flows	72.7	91.8
Net cash provided by operating activities	87.0	204.9
Acquisitions	—	(44.1)
Capital expenditures	(51.5)	(99.6)
Other investing activities	(2.1)	1.0
Net cash used in investing activities	(53.6)	(142.7)
Net proceeds (repayments) of borrowings	(5.6)	31.7
Net decrease in book overdrafts	(1.6)	(25.5)
Dividends paid to stockholders	(24.1)	(24.8)
Share repurchases	—	(51.0)
Proceeds from finance lease obligations	5.7	—
All other financing cash flows	(10.9)	(17.2)
Net cash used in financing activities	(36.5)	(86.8)
Effect of exchange rates on cash and cash equivalents	1.6	(1.5)
Net change in cash and cash equivalents	$(1.5)	$(26.1)

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. Working capital requirements decreased in 2025 due to a decrease in inventory, driven by lower tons in inventory. An increase in average selling prices and higher shipments in the fourth quarter of 2025 compared to the fourth quarter of 2024 resulted in higher sales and a related increase in accounts receivable. Increased material costs and timing of payments at the end of the fourth quarter of 2025 resulted in an increase in accounts payable compared to fourth quarter of 2024. Working capital requirements decreased in 2024 primarily due to a decrease in inventory, as market prices for metals decreased in 2024, along with lower tons in inventory to better align inventory levels with lower sales volumes. A decline in average selling prices and lower shipments in the fourth quarter of 2024 compared to the fourth quarter of 2023, resulted in lower sales and the related decrease in accounts receivable. The decrease in accounts payable was driven by lower metals costs and reduced inventory purchases in the fourth of 2024 compared to fourth quarter of 2023.

Investing activities. The Company's main investing activities are capital expenditures and acquisitions. Capital expenditures decreased year-over-year as 2024 was the final year of a three-year investment cycle which focused on organic growth through the expansion and modernization of existing facilities, addition of new state-of-the-art facilities, and additions of processing equipment to support value-added business. In 2024, the Company also paid $44.1 million to acquire Production Metals.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on our credit facility. In 2025, credit facility borrowings decreased slightly from 2024 due to lower capital expenditures offset by lower cash flows from operating activities. In 2024, we increased credit facility borrowings to fund our acquisitions and capital expenditures. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid decreased from $24.8 million in 2024 to $24.1 million in 2025 due to fewer shares outstanding. We repurchased $51.0 million of common stock during 2024.

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds, which totaled $1 million and $8 million, respectively as of December 31, 2025. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Total Debt

Total debt at December 31, 2025 decreased $4.3 million to $463.1 million from $467.4 million at December 31, 2024, mainly due to an increase in cash from operating activities during 2025, offset by cash utilized for capital expenditures and quarterly dividend payments to stockholders.

Total debt outstanding as of December 31, 2025 consisted of the following amounts: $463.2 million borrowings under the Ryerson Credit Facility, plus $1.9 million of foreign debt, less $2.0 million of unamortized debt issuance costs. Availability under the Ryerson Credit Facility was $428 million and $376 million at December 31, 2025 and December 31, 2024, respectively. For further information, see Note 9: Debt in Part II, Item 8 – Financial Statements and Supplementary Data.

Pension Funding

The Company made contributions of $15.2 million in 2025, $10.9 million in 2024, and $8.8 million in 2023 to improve the Company’s pension plans funded status. At December 31, 2025, as reflected in Part II. Item 8, Financial Statements and Supplementary Data, Note 10, pension liabilities exceeded plan assets by $33.1 million. The Company anticipates that it will have a minimum required pension contribution of approximately $11.4 million in 2026 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S., and the Ontario Pension Benefits Act in Canada. The expected future contributions reflect pension funding relief measures under the American Rescue Plan Act (“ARPA”) passed in March 2021. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows.

For further information regarding our pension and postretirement benefit plans, see Part II. Item 8 – Financial Statements and Supplementary Data, Note 10: Employee Benefits.

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

Income Tax Payments

The Company made income tax payments of $5.7 million in 2025, $10.3 million in 2024, and $6.2 million in 2023. Income tax payments in 2025 decreased largely due to 2023 U.S. tax liabilities timely paid in 2024 offset by increased foreign taxes driven by higher pre-tax foreign earnings year over year. See Part II. Item 8, Financial Statements and Supplementary Data, Note 17: Income Taxes for further discussion.

Material Cash Requirements

As of December 31, 2025, the Company had $465 million in principal payments to satisfy its debt obligations, consisting of $2 million in foreign debt coming due in 2026 and $463 million for the Ryerson Credit Facility. On February 13, 2026, the Ryerson Credit Facility was, amended to, among other amendments, (a) extend the maturity of such facility to February 13, 2031, (b) increase the aggregate revolving commitments thereunder from $1.3 billion to $1.8 billion, and (c) effect changes in connection with the Olympic Steel Merger. Please refer to Part II. Item 8, Financial Statements and Supplementary Data, Note 19: Subsequent Events for further information.

Based on the current amounts outstanding, the Company expects to pay approximately $25 million of interest on the Ryerson Credit Facility over the next 12 months and $12 million thereafter. Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the respective debt instrument.

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. We have noncancelable operating leases expiring at various times through 2045, and finance leases expiring at various times through 2032. The total amount of future lease payments is estimated to be $456 million with $48 million for the next 12 months. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 6: Leases for further information.

Purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers. As of December 31, 2025, we had outstanding purchase obligations of approximately $22 million expiring in 2026. The Company has placed orders for $22 million under these obligations as of December 31, 2025.

Deferred Tax Amounts

At December 31, 2025, the Company had a net deferred tax liability of $110 million comprised primarily of a deferred tax asset of $9 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $8 million, deferred tax assets of $14 million related to state, local, and foreign tax loss carryforwards, $88 million related to operating lease liabilities, $19 million of other deferred taxes relating to accrued compensation and other items, $14 million of interest limitation carryforward, and $13 million of federal net operating loss carryforward, offset by a valuation allowance of $4 million and deferred tax liabilities of $88 million related to fixed assets, $94 million related to inventory, $81 million related to operating lease assets, and $8 million related to intangibles. We may experience fluctuations in our forecasted earnings before income taxes as a result of events which cannot be predicted, which could affect our deferred tax balances.

In accordance with ASC Topic 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company had a valuation allowance of $4 million as of December 31, 2025 and 2024. As of December 31, 2025, the valuation allowance continues to be related to U.S. federal foreign tax credits and foreign tax assets.

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

We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and on forecasts of future taxable income. Management evaluates all available positive and negative evidence in making the recoverability assessment.

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

Long-lived Assets and Other Intangible Assets: The Company has acquired and may continue to acquire significant long-lived assets and other intangible assets in connection with business combinations that the Company records at fair value. The Company may use valuation specialists, where necessary, to perform appraisals and discounted cash flow analysis to determine the fair values of the long-lived assets and other intangible assets acquired. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the long-lived assets and other intangible assets.

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

Based on the impairment test performed on October 1, 2025, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. As of the date of our quantitative assessment, $161.1 million of goodwill resides at the U.S. reporting unit, which represents the majority of the Company's goodwill balance. Based upon the quantitative assessment performed for the U.S. reporting unit, the fair value of the U.S. reporting unit exceeded its carrying value by 10% and as such it was determined that no impairment existed.

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

In evaluating the U.S. reporting unit, significant weight is placed on forecasted earnings before interest, taxes, depreciation, and amortization ("EBITDA") and the weighted average cost of capital (“WACC”) used in the discounted cash flow model, as we determined these items have the most significant impact on the fair value of the reporting unit.

•
EBITDA is expected to improve provided that pricing and volumes stabilize, and we expect to gain operating leverage through the growth initiatives that have been undertaken by the Company, such as significant investment in capital expenditures targeted towards our transactional business, specifically higher margin value-added business and our investment in acquisitions resulting in new product lines, industry exposures, and expanded capabilities to our overall portfolio. As our acquisitions are integrated and get more established within the Ryerson network, we expect to see continued growth across our performance metrics.

•
We used a WACC of 14.5% based upon market participants assumptions. We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point increase in the discount rate results in a decrease of the excess fair value over the carrying value of the reporting unit from 10% to approximately 3%.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to inherent uncertainty in making such estimates. A lack of recovery or further deterioration in market conditions, a trend of weaker than expected financial performance in our business, or a decline in the Company’s market capitalization, among other factors, could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

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

When calculating pension expense for 2025, we assumed the pension plans’ assets would generate a long-term rate of return of 6.25% for the JT Ryerson plan and 4.50% for the Central Steel and Wire Company plan, and between 3.00% and 5.50% for the Canadian plans. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases.

Future pension obligations for the U.S. plans were discounted using rates between 5.33% and 6.04% at December 31, 2025. Future pension obligations of the Canadian Salaried Pension Plan were discounted using a rate of 4.65% at December 31, 2025. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2025 by approximately $12 million.

The calculation of other postretirement benefit obligations requires the use of a number of assumptions, including the assumed discount rate between 4.42% and 5.37% at December 31, 2025 for measuring future payment obligations.

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

Interest rate risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to market risk related to our variable-rate long-term debt. As of December 31, 2025 and December 31, 2024, we have no publicly traded debt. The carrying value of our debt was $463.1 million and $467.4 million at December 31, 2025 and December 31, 2024, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of December 31, 2025, we have no outstanding interest rate swaps.

As of December 31, 2025, all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the twelve months of 2025 by approximately $6.1 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.8 million outstanding at December 31, 2025 and a fair value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the year ended December 31, 2025, the Company recognized a loss of $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of December 31, 2025 would increase or decrease the fair value of the foreign currency contracts by $0.1 and $0.2 million, respectively.

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

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption, and foreign currency rates. Fuel and gas prices can fluctuate based on input costs, economic conditions, international instability, and supply disruptions. Derivative financial instruments have been used to manage a limited portion of our exposure to fluctuations in the cost of certain metal and energy commodities. Additionally, from time to time we may enter into arrangements with customers in which we enter into derivatives contracts with financial institutions on their behalf and are required to pass-through the economic hedge settlements to them ("Embedded Customer Derivatives"). No derivatives are held for trading purposes.

As of December 31, 2025, we had 16,972 tons of hot roll coil swap contracts with a net asset value of $0.1 million, 20,075 tons of aluminum swap contracts with a net asset value of $3.0 million, 288 tons of nickel swap contracts with a net asset value of $0.3 million, 6,297 tons of copper swap contracts with a net asset of $6.2 million, 147,160 gallons of natural gas swap contracts with a net value of zero, and 1,964,000 gallons of diesel fuel swap contracts with a net liability value of $0.2 million. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the twelve months ended December 31, 2025, the Company recognized a gain of $4.8 million associated with its metal and energy commodity derivatives, net of Embedded Customer Derivatives.

A hypothetical strengthening or weakening of 10% in the commodity and energy prices underlying the derivative contracts from the market rates as of December 31, 2025 would increase or decrease the fair value of the derivative contracts by $3.8 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Ryerson Holding Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ryerson Holding Corporation and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment of the U.S. reporting unit

As discussed in Notes 1 and 8 to the Company’s consolidated financial statements, the goodwill balance in the U.S. reporting unit as of December 31, 2025 was $161.1 million. The Company conducts its annual impairment test to assess the recoverability of the carrying value of goodwill as of October 1 or whenever significant events or changes occur that might indicate potential impairment exists. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value based on its qualitative assessment, the Company will proceed to a quantitative impairment test. The fair value of the reporting unit in which the goodwill resides is compared to its carrying value. The fair value of the U.S. reporting unit is estimated using a combination of an income approach and a market approach.

We identified the evaluation of the Company’s assessment of the recoverability of the carrying value of goodwill for the Company’s U.S. reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used to determine the fair value of the reporting unit, including the forecasted gross margin, which is a key element of the forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), and the weighted average cost of capital (WACC). The assessment of the forecasted gross margin and the WACC assumptions was subjective due to the degree of uncertainty related to future market and economic conditions and changes to these assumptions could have a significant effect on the Company’s assessment of the fair value of the reporting unit. We involved valuation professionals with specialized skills and knowledge in such assessment to assist in evaluating the WACC and performing sensitivity analyses.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls over the development of the forecasted gross margin and the WACC assumptions. We evaluated the Company’s forecasted gross margin assumption by comparing it to the historical actual gross margin of the Company and to both historical and projected gross margin for peer companies and other publicly available market data. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the WACC by developing an independent range of expected WACC using publicly available market data and comparing the range to the WACC used by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Chicago, Illinois
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ryerson Holding Corporation and Subsidiary Companies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryerson Holding Corporation and Subsidiary Companies (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2006 to 2025.

Chicago, Illinois

February 20, 2025

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$4,571.3	$4,598.7	$5,108.7
Cost of materials sold	3,789.1	3,764.5	4,087.1
Gross profit	782.2	834.2	1,021.6
Warehousing, delivery, selling, general, and administrative	809.6	801.2	793.5
Gain on insurance settlement	—	(1.6)	—
Restructuring and other charges	—	3.1	—
Impairment charges on assets	3.4	—	—
Operating profit (loss)	(30.8)	31.5	228.1
Other income (expense):
Interest and other expense on debt	(38.9)	(43.0)	(34.7)
Other income and (expense), net	(1.5)	4.1	0.3
Income (loss) before income taxes	(71.2)	(7.4)	193.7
Provision (benefit) for income taxes	(16.1)	(0.1)	47.3
Net income (loss)	(55.1)	(7.3)	146.4
Less: Net income attributable to noncontrolling interest	1.3	1.3	0.7
Net income (loss) attributable to Ryerson Holding Corporation	$(56.4)	$(8.6)	$145.7
Basic earnings (loss) per share	$(1.76)	$(0.26)	$4.17
Diluted earnings (loss) per share	$(1.76)	$(0.26)	$4.10

Dividends declared per share	$0.7500	$0.7500	$0.7175

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(55.1)	$(7.3)	$146.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	9.8	(15.4)	4.7
Changes in defined benefit pension and other post-retirement benefit plans	3.1	2.5	(0.3)
Other comprehensive income (loss), before tax	12.9	(12.9)	4.4
Income tax provision related to items of other comprehensive income	0.8	1.0	—
Comprehensive income (loss), after tax	(43.0)	(21.2)	150.8
Less: Comprehensive income attributable to noncontrolling interest	1.3	1.2	0.7
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$(44.3)	$(22.4)	$150.1

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$(55.1)	$(7.3)	$146.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.7	77.6	62.5
Stock-based compensation	8.7	11.6	13.8
Deferred income taxes	(20.3)	(9.8)	16.8
Provision for allowances, claims, and doubtful accounts	2.5	3.1	(0.1)
Restructuring and other charges	—	3.1	—
Impairment charge on assets	3.4	—	—
Non-cash (gain) loss from derivatives	0.4	7.8	(11.3)
Pension settlement charge (gain)	(1.0)	0.3	—
Pension and other postretirement benefits curtailment gain	—	(0.3)	(0.8)
Other items	(0.7)	(1.6)	(0.4)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(35.0)	40.0	67.9
Inventories	39.5	119.9	28.8
Other assets and liabilities	(8.5)	—	6.4
Accounts payable	77.9	(5.6)	24.8
Accrued liabilities	10.6	(21.2)	(17.3)
Accrued taxes payable/receivable	(1.0)	0.3	23.3
Deferred employee benefit costs	(17.0)	(13.0)	(11.6)
Tenant improvement allowance	2.9	—	15.9
Net adjustments	142.1	212.2	218.7
Net cash provided by operating activities	87.0	204.9	365.1
Investing activities:
Acquisitions, net of cash acquired	—	(44.1)	(137.8)
Capital expenditures	(51.5)	(99.6)	(121.9)
Proceeds from sale of property, plant, and equipment	2.6	2.1	0.5
Proceeds from insurance settlement	1.9	1.4	0.3
Other investing activities	(6.6)	(2.5)	(3.2)
Net cash used in investing activities	(53.6)	(142.7)	(262.1)
Financing activities:
Repayment of debt	—	(2.2)	(1.7)
Net proceeds from borrowings	770.2	616.5	701.0
Payments made on borrowings	(775.8)	(584.8)	(631.2)
Net decrease in book overdrafts	(1.6)	(25.5)	(7.1)
Principal payments on finance lease obligations	(6.0)	(6.4)	(7.1)
Dividends paid to stockholders	(24.1)	(24.8)	(24.8)
Share repurchases	—	(51.0)	(113.9)
Proceeds from exercise of common stock options	0.1	0.1	—
Contingent payments related to acquisitions	(2.4)	(5.0)	(0.3)
Proceeds from finance lease obligations	5.7	—	—
Tax withholdings on stock-based compensation awards	(2.6)	(3.7)	(3.2)
Net cash used in financing activities	(36.5)	(86.8)	(88.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3.1)	(24.6)	14.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.6	(1.5)	0.2
Net change in cash, cash equivalents, and restricted cash	(1.5)	(26.1)	14.9
Cash, cash equivalents, and restricted cash—beginning of period	29.3	55.4	40.5
Cash, cash equivalents, and restricted cash—end of period	$27.8	$29.3	$55.4
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$41.2	$40.6	$29.9
Income taxes, net	5.7	10.3	6.2
Noncash activities:
Asset additions under operating leases	14.1	31.7	138.8
Asset additions under finance leases	6.2	6.1	5.3

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share data)

	At December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$26.9	$27.7
Restricted cash (Note 3)	0.9	1.6
Receivables less provisions of $2.7 at December 31, 2025 and $2.5 at December 31, 2024 (Schedule II)	460.8	425.6
Inventories (Note 4)	648.3	684.6
Prepaid expenses and other current assets	85.9	68.1
Total current assets	1,222.8	1,207.6
Property, plant, and equipment, net of accumulated depreciation (Note 5)	609.8	636.7
Operating lease assets (Note 6)	323.9	344.6
Other intangible assets (Note 7)	58.2	68.3
Goodwill (Note 8)	161.5	161.8
Deferred charges and other assets	28.5	20.5
Total assets	$2,404.7	$2,439.5
Liabilities
Current liabilities:
Accounts payable	$516.0	$440.8
Accrued liabilities:
Salaries, wages, and commissions	40.5	35.7
Other accrued liabilities	72.0	67.1
Short-term debt (Note 9)	1.9	0.7
Current portion of operating lease liabilities (Note 6)	34.0	32.1
Current portion of deferred employee benefits (Note 10)	3.7	3.7
Total current liabilities	668.1	580.1
Long-term debt (Note 9)	461.2	466.7
Deferred employee benefits (Note 10)	70.2	90.9
Noncurrent operating lease liabilities (Note 6)	318.6	334.6
Deferred income taxes (Note 17)	110.2	129.0
Other noncurrent liabilities	12.8	13.7
Total liabilities	1,641.1	1,615.0
Commitments and contingencies (Note 12)
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized and no shares issued at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 40,373,512 shares issued at December 31, 2025; 100,000,000 shares authorized and 39,899,093 shares issued at December 31, 2024	0.4	0.4
Capital in excess of par value	432.6	423.5
Retained earnings	698.8	779.6
Treasury stock at cost – Common stock of 8,164,148 shares at December 31, 2025 and 8,051,226 shares at December 31, 2024	(237.0)	(234.4)
Accumulated other comprehensive loss (Note 15)	(141.7)	(153.8)
Total Ryerson Holding Corporation stockholders’ equity	753.1	815.3
Noncontrolling interest	10.5	9.2
Total equity	763.6	824.5
Total liabilities and equity	$2,404.7	$2,439.5

See Notes to Consolidated Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Holding Corporation Stockholders
							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non- controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2023	39,059	$0.4	(2,071)	$(61.1)	$397.7	$692.5	$(56.9)	$(87.5)	$7.9	$893.0
Net income	—	—	—	—	—	145.7	—	—	0.7	146.4
Foreign currency translation	—	—	—	—	—	—	4.7	—	—	4.7
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of zero	—	—	—	—	—	—	—	(0.3)	—	(0.3)
Share repurchases	—	—	(3,252)	(115.0)	—	—	—	—	—	(115.0)
Stock-based compensation expense	391	—	(90)	(3.2)	13.8	—	—	—	—	10.6
Issuance of common stock	1	—	—	—	—	—	—	—	—	—
Cash dividends and dividend equivalents	—	—	—	—	0.1	(25.0)	—	—	—	(24.9)
Balance at December 31, 2023	39,451	$0.4	(5,413)	$(179.3)	$411.6	$813.2	$(52.2)	$(87.8)	$8.6	$914.5
Net income (loss)	—	—	—	—	—	(8.6)	—	—	1.3	(7.3)
Foreign currency translation	—	—	—	—	—	—	(15.3)	—	(0.1)	(15.4)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $1.0	—	—	—	—	—	—	—	1.5	—	1.5
Share repurchases	—	—	(2,527)	(51.4)	—	—	—	—	—	(51.4)
Stock-based compensation expense	441	—	(111)	(3.7)	11.6	—	—	—	—	7.9
Issuance of common stock	7	—	—	—	0.1	—	—	—	—	0.1
Dividends declared to non-controlling interest	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Cash dividends and dividend equivalents	—	—	—	—	0.2	(25.0)	—	—	—	(24.8)
Balance at December 31, 2024	39,899	$0.4	(8,051)	$(234.4)	$423.5	$779.6	$(67.5)	$(86.3)	$9.2	$824.5
Net income (loss)	—	—	—	—	—	(56.4)	—	—	1.3	(55.1)
Foreign currency translation	—	—	—	—	—	—	9.8	—	—	9.8
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.8	—	—	—	—	—	—	—	2.3	—	2.3
Stock-based compensation expense	467	—	(113)	(2.6)	8.7	—	—	—	—	6.1
Issuance of common stock	8	—	—	—	0.1	—	—	—	—	0.1
Cash dividends and dividend equivalents	—	—	—	—	0.3	(24.4)	—	—	—	(24.1)
Balance at December 31, 2025	40,374	$0.4	(8,164)	$(237.0)	$432.6	$698.8	$(57.7)	$(84.0)	$10.5	$763.6

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. As of December 31, 2025, affiliates of Platinum Equity, LLC (“Platinum”) own approximately 3,924,478 shares of our common stock, which is approximately 12.2% of our issued and outstanding common stock as of December 31, 2025. Ryerson Holding is not a “controlled company” within the meaning of the corporate governance standards of The New York Stock Exchange.

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

Reclassifications. In 2023 and 2024, we presented our proceeds and repayments of borrowings under our revolving credit facility amended as of June 10, 2024 (as amended, the “Ryerson Credit Facility” or "Credit Facility") on a net basis as the borrowings had original maturities of three months or less and qualified for net presentation. During 2025, the Company executed certain borrowings under the Ryerson Credit Facility with original maturities greater than three months and we no longer qualified for net reporting. Thus we are presenting the borrowing activity on a gross basis in the statement of cash flows. We have reclassified prior year presentation to conform with current year presentation for comparability.

Principles of Consolidation. The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% and investments in limited partnerships are accounted for by the equity method. Equity income (loss) is reported in other income and (expense), net in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, the Company recognized equity income of $0.6 million, equity income of zero, and equity loss of $0.1 million, respectively.

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

Provision for allowances, claims, and doubtful accounts. The Company follows the guidance under ASC 326 “Financial Instruments – Credit Losses” (“ASC 326”). The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. See Schedule II -Valuation and Qualifying Accounts for further details.

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in net sales in our Consolidated Statement of Operations. Shipping and handling costs are classified in warehousing, delivery, selling, general, and administrative expenses in our Consolidated Statement of Operations. These costs, inclusive of depreciation and both internal and external delivery costs, totaled $144.0 million, $138.4 million, and $139.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. In accordance with ASC 606, the Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known.

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

Ryerson utilizes fair value measurements in the calculation of pension plan assets, long-lived asset and definite-lived intangible asset impairments, and derivative assets and liabilities. See Note 6: Leases, Note 7: Intangible Assets, Note 8: Goodwill, Note 10: Employee Benefits, and Note 14: Derivatives and Fair Value Measurements respectively for further information.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof equal the carrying amounts due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility. See the Consolidated Balance Sheets for the December 31, 2025 and December 31, 2024 values of these assets and liabilities.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts. We reclassified $72.6 million and $74.2 million to accounts payable at December 31, 2025 and 2024, respectively.

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

Internal-Use Software. Software is recognized in accordance with FASB ASC 350-40, "Internal-Use Software" ("ASC 350-40"). The Company has various software that is acquired, internally developed, or modified solely to meet the Company's internal needs, and software that the Company obtains access to in cloud computing arrangements that includes internal-use software licenses. Software development costs are capitalized when the preliminary project stage is complete and the development stage of the project commences, it is probable that the project will be complete, and the software will be used to perform the function intended. Costs associated with preliminary project stage activities, training, maintenance, and all other post implementation stage activities are expensed as incurred. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Our cloud computing arrangements that include a license to an internal use software which does not meet the criteria as defined by ASC 350-40 are accounted for as service contracts and do not constitute a purchase of a software or license to a software and as such are accounted as prepaid expenses and are amortized over the prepayment period. As of December 31, 2025 and 2024 we had $5.1 million and $2.7 million of software in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively. See Note 5: Property, Plant, and Equipment for the balances of software costs capitalized to fixed assets.

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

The discount rate used to determine the amount of right of use assets, lease liabilities, and lease classification is the interest rate implicit in the lease, when known. If the rate implicit in the lease is not known, the Company will use its incremental borrowing rate defined as the interest rate swap rate that approximates the lease term plus the long-term expected spread on the Ryerson Credit Facility.

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

Long-lived Assets and Other Intangible Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When this occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. See Note 6: Leases, Note 7: Intangible

Assets and Note 14: Derivatives and Fair Value Measurements for balances impaired on right of use assets, definite-lived intangibles, and assets held for sale during 2025.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the year. The Company recognized an exchange loss of $4.5 million, a gain of $4.1 million, and a loss of $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are classified either in Other income and (expense), net or Warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations.

Income Taxes. Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies, and (4) the ability to carry back tax losses to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence in making this assessment.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards–Adopted

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. The amendments in this update require public businesses to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. This update also requires further disclosures of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as by the individual jurisdiction in which income taxes are paid if the amount paid is equal to or greater than five percent of total income taxes paid. Further, this update requires a disclosure of income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit disaggregated by federal, state, and foreign. The Company adopted this guidance for the year ended December 31, 2025 on a prospective basis. The adoption of these changes did not have an impact on the Company's consolidated financial statements, other than disclosure requirements which are included in Note 17: Income Taxes.

Recently Issued Accounting Standards–Not Yet Adopted

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025 issued an update through ASU 2025-01. The amendment requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The categories required to be disclosed under the amendment include: purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not disaggregated quantitatively. Additionally, disclosure is required of the total amount of selling expenses and the entity's definition of selling expenses in the annual reporting periods only. This update is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendment may be applied on either a retrospective or prospective basis. We are assessing the impact of adoption, but do not expect this guidance to materially impact the consolidated financial statements, other than enhanced disclosures.

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

Note 2: Acquisitions

2024 Acquisition Activity

During 2024, JT Ryerson paid $44.1 million to acquire Production Metals, LLC ("Production Metals") which is reflected within investing activities in the Consolidated Statements of Cash Flows. In 2025, JT Ryerson paid $0.8 million in holdback payments which are included within financing activities in the Consolidated Statements of Cash Flows.

2023 Acquisition Activity

During 2023, JT Ryerson paid $127.5 million to acquire BLP Holdings, LLC, Norlen Incorporated, TSA Processing, and Hudson Tool Steel Corporation reflected within investing activities in the Consolidated Statements of Cash Flows. In 2025, JT Ryerson paid $1.6 million in holdback payments which are included within financing activities in the Consolidated Statements of Cash Flows.

Included in our Consolidated Statements of Operations for the year-ended December 31, 2025, December 31, 2024, and December 31, 2023 were revenues of $109.4, $104.8 million, and $43.2 million, respectively, and net income of $1.1 million, net loss of $1.6 million, and net income of $1.8 million, respectively, related to the 2023 acquisitions. The 2023 acquisitions are insignificant to the Company's Consolidated Statements of Operations for the year-ended December 31, 2025, December 31, 2024 and December 31, 2023. The financial results presented are for significance disclosure purposes only and are not indicative of future performance.

During 2023, JT Ryerson completed the purchase of certain assets from ExOne Operating, LLC. The total amount paid by JT Ryerson for the acquired assets was $9.7 million reflected within investing activities in the Consolidated Statements of Cash Flows.

2022 Acquisition Activity

During 2022, JT Ryerson acquired Excelsior, Inc. ("Excelsior"). During 2023, JT Ryerson paid an additional $0.6 million related to the net working capital adjustments included within investing activities in the Consolidated Statements of Cash Flows.

Note 3: Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Consolidated Statements of Cash Flows:

	At December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$26.9	$27.7
Restricted cash	0.9	1.6
Total cash, cash equivalents, and restricted cash	$27.8	$29.3

We had cash restricted for the purpose of covering letters of credit that can be presented for potential insurance claims and material purchases.

Note 4: Inventories

The Company primarily uses the last-in, first-out ("LIFO") method of valuing inventory. Under this method, older costs are included in inventory, which may be higher or lower than current costs.

See the Consolidated Balance Sheets for the December 31, 2025 and December 31, 2024 values of our in process and finished good inventory.

If current cost had been used to value inventories, such inventories would have been $151 million and $95 million higher than reported at December 31, 2025 and 2024, respectively. Approximately 87% and 89% of inventories are accounted for under the LIFO method at December 31, 2025 and 2024, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the moving average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $4.5 million and $5.0 million at December 31, 2025 and 2024, respectively.

Note 5: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2025 and 2024:

	At December 31,
	2025	2024
	(In millions)
Land and land improvements	$74.7	$73.9
Buildings and leasehold improvements	257.2	252.6
Machinery, equipment, and other	738.9	724.0
Finance leases	38.9	35.2
Software	46.0	43.2
Construction in progress	24.1	23.1
Total	1,179.8	1,152.0
Less: Accumulated depreciation	(570.0)	(515.3)
Net property, plant, and equipment	$609.8	$636.7

The Company also had normal course asset sale activity which generated additional cash proceeds of $2.6 million, $2.1 million, and $0.5 million at December 31, 2025, 2024 and 2023, respectively.

Note 6: Leases

The Company leases various assets including real estate, trucks, trailers, cars, mobile equipment, processing equipment, and IT equipment. The Company has noncancelable operating leases expiring at various times through 2045, and finance leases expiring at various times through 2032.

In the fourth quarter of 2025, the Company decided to abandon it's facility in Green Bay, Wisconsin in 2025 and Waterbury, Connecticut in 2026, in connection with review of underperforming businesses. As a result, the Company recorded aggregate impairment charges of $0.8 million within the Consolidated Statement of Operations.

The following table summarizes the location and amount of lease assets and lease liabilities reported in our Consolidated Balance Sheets as of December 31, 2025 and 2024:

		At December 31,
Leases	Balance Sheet Location	2025	2024
		(In millions)
Assets
Operating lease assets	Operating lease assets	$323.9	$344.6
Finance lease assets	Property, plant, and equipment, net(a)	21.1	20.0
Total lease assets		$345.0	$364.6
Liabilities
Current
Operating	Current portion of operating lease liabilities	$34.0	$32.1
Finance	Other accrued liabilities	5.2	5.7
Noncurrent
Operating	Noncurrent operating lease liabilities	318.6	334.6
Finance	Other noncurrent liabilities	11.4	11.0
Total lease liabilities		$369.2	$383.4

(a)
Finance lease assets are recorded net of accumulated amortization of $17.8 million and $15.2 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the location and amount of lease expense reported in our Consolidated Statements of Operations for the twelve months ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
Lease Expense	Location of Lease Expense Recognized in Income	2025	2024	2023
			(In millions)
Operating lease expense	Warehousing, delivery, selling, general, and administrative	$49.5	$48.0	$43.6
Finance lease expense
Amortization of lease assets	Warehousing, delivery, selling, general, and administrative	4.8	5.1	5.0
Interest on lease liabilities	Interest and other expense on debt	1.0	1.0	0.8
Variable lease expense	Warehousing, delivery, selling, general, and administrative	4.2	4.2	3.4
Short-term lease expense	Warehousing, delivery, selling, general, and administrative	0.9	1.7	2.4
Total lease expense		$60.4	$60.0	$55.2

c

The following table presents the maturity analysis of lease liabilities at December 31, 2025:

Maturity of Lease Liabilities	Operating Leases(a)	Finance Leases
	(In millions)
2026	$41.6	$5.9
2027	47.2	4.4
2028	41.6	4.0
2029	41.7	2.9
2030	38.8	1.5
After 2030	226.7	0.1
Total lease payments	437.6	18.8
Less: Interest(b)	(88.3)	(2.3)
Present value of lease liabilities(c)	$349.3	$16.5

(a)
There were no operating leases with options to extend lease terms that are reasonably certain of being exercised, and there were no legally binding lease payments for leases signed but not yet commenced.
(b)
Calculated using the discount rate for each lease.
(c)
Includes the current portion of $34.0 million for operating leases and $5.2 million for finance leases. The operating lease payments are net of $3.3 million of prepayments, which are recorded within the Operating Lease Asset line of the Consolidated Balance Sheet.

The following table shows the weighted-average remaining lease term and discount rate for operating and finance leases, respectively, at December 31, 2025 and 2024:

	At December 31,
Lease Term and Discount Rate	2025	2024

Weighted-average remaining lease term (years)
Operating leases	10.9	11.5
Finance leases	3.8	3.7
Weighted-average discount rate
Operating leases	4.0%	3.9%
Finance leases	6.9%	6.7%

Information reported in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2025, 2024, and 2023 is summarized below:

	Year Ended December 31,
Other Information	2025	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45.4	$44.7	$40.5
Operating cash flows from finance leases	1.0	1.0	0.8
Financing cash flows from finance leases, net	0.3	6.4	7.1
Assets obtained in exchange for lease obligations:
Operating leases	14.1	31.7	138.8
Finance leases	6.2	6.1	5.3

Note 7: Definite-Lived Intangible Assets

The following summarizes the components of definite-lived intangible assets at December 31, 2025 and 2024:

		At December 31, 2025			At December 31, 2024
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In millions)
Amortizable intangible assets
Customer relationships	13.9	$99.9	$(61.9)	$38.0	$100.1	$(57.0)	$43.1
Developed technology / product know-how	9.9	4.8	(4.5)	0.3	4.8	(4.2)	0.6
Non-compete agreements	7.0	0.8	(0.2)	0.6	0.8	(0.1)	0.7
Trademarks	14.0	55.1	(35.8)	19.3	55.7	(31.8)	23.9
Total definite-lived intangible assets		$160.6	$(102.4)	$58.2	$161.4	$(93.1)	$68.3

Amortization expense related to intangible assets reported in warehousing, delivery, selling, general, and administrative expense in our Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 was $9.6 million, $9.7 million, and $8.5 million, respectively.

During the fourth quarter of 2025, the Company elected to rebrand the Production Metals business and abandon the associated trademark. This strategic decision resulted in the full impairment of both the gross and net carrying amounts, and as such, the Company recorded an impairment charge of $0.5 million within the Consolidated Statement of Operations.

Estimated amortization expense related to intangible assets at December 31, 2025, for each of the years in the five year period ending December 31, 2030 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2026	9.5
For the year ended December 31, 2027	8.9
For the year ended December 31, 2028	7.0
For the year ended December 31, 2029	6.1
For the year ended December 31, 2030	5.6
For the years ended thereafter	21.1

Note 8: Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2024	$166.1	$(8.3)	$157.8
Acquisitions	4.1	—	4.1
Foreign Currency Translation	(0.1)	—	(0.1)
Balance at December 31, 2024	$170.1	$(8.3)	$161.8
Acquisitions	(0.3)	—	(0.3)
Balance at December 31, 2025	$169.8	$(8.3)	$161.5

As of December 31, 2025, $161.1 million of goodwill resides at the U.S. reporting unit and $0.4 million of goodwill resides at the Canada reporting unit. In 2025, the Company derecognized $0.3 million of goodwill within the U.S. reporting unit due to finalizing purchase accounting on the acquisition of Production Metals.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur that might impair the recovery of recorded amounts. Based on our October 1, annual goodwill impairment test, we determined there was no goodwill impairment in 2023, 2024, or 2025.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2025 and 2024:

	At December 31,
	2025	2024
	(In millions)
Ryerson Credit Facility	$463.2	$470.0
Foreign debt	1.9	0.7
Unamortized debt issuance costs and discounts	(2.0)	(3.3)
Total debt	463.1	467.4
Less: Short-term foreign debt	1.9	0.7
Total long-term debt	$461.2	$466.7

As of December 31, 2025, the principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2026	$1.9
For the year ended December 31, 2027	463.2
For the year ended December 31, 2028	—
For the year ended December 31, 2029	—
For the year ended December 31, 2030	—
For the years ended thereafter	—

Ryerson Credit Facility

On June 29, 2022, Ryerson entered into a fifth amendment of its revolving credit facility to among other things, increase the facility size from $1.0 billion to $1.3 billion and to extend the maturity date from November 5, 2025 to June 29, 2027. On June 10, 2024, Ryerson entered into a sixth amendment of its revolving credit facility to make conforming changes to effectuate the transition of the reference rate for the revolving loans borrowed in Canadian Dollars from the Canadian Dollar Offered Rate to the forward-looking term rate based on the Canadian Overnight Repo Rate Average ("CORRA"). See Note 19: Subsequent Events for additional information on the Ryerson Credit Facility.

At December 31, 2025, Ryerson had $463.2 million of outstanding borrowings, $1 million of letters of credit issued, and $428 million available under the Ryerson Credit Facility compared to $470.0 million of outstanding borrowings, $1 million of letters of credit issued, and $376 million available at December 31, 2024. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a credit party in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a credit party does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a credit party. Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a credit party. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

The spread over the base rate is between 0.25% and 0.50% and the spread over the SOFR rate is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such spreads shall be reduced by

0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The spread over the CORRA rate is 0.30% for a one-month interest period or 0.32% for a three-month interest period. Ryerson also pays commitment fees on amounts not borrowed at a rate of 0.20%. Overdue amounts and all amounts owed during the existence of a default bear interest at 2.00% above the rate otherwise applicable thereto. The weighted average interest rate on the outstanding borrowings under the Ryerson Credit Facility was 5.2% and 5.9% at December 31, 2025 and December 31, 2024, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox accounts, and related assets of the borrowers and the guarantors.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, investments, mergers and consolidations, sales of assets, and acquisitions. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter. As of and for the year ended December 31, 2025, the availability under the Ryerson Credit Facility did not fall below that level.

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

Foreign Debt

At December 31, 2025, Ryerson China had $0.6 million debt related to letter of credit drawdowns that incur service charges (an initiation fee of 0.05%), rather than interest. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $1.3 million debt related to letter of credit drawdown that incur service charges (an initiation fee of 0.15%), rather than interest. These balances are not secured with any of Ryerson China's assets. At December 31, 2024, Ryerson China had $0.6 million debt related to letter of credit drawdowns that incur service charges (an initiation fee of 0.05%), rather than interest. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $0.1 million debt related to letter of credit drawdown that incur service charges (an initiation fee of 0.004%), rather than interest. These balances are not secured with any of Ryerson China's assets.

Availability under Ryerson China’s credit facility was $47 million at December 31, 2025 and 2024. Letters of credit issued by our foreign subsidiaries outside of China were zero and $1 million at December 31, 2025 and 2024, respectively.

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

The Company offers a defined contribution plan to eligible employees. For the years ended December 31, 2025, 2024, and 2023, expense recognized for the defined contribution plans was $11.7 million, $11.3 million, and $10.5 million, respectively.

Central Steel and Wire Company (“CSW”), a subsidiary of JT Ryerson, also has a non-contributory defined benefit pension plan (“Central Steel and Wire Retirement Plan” or “CSWPP”), which covers certain employees, retirees, and their beneficiaries. CSWPP paid $2.8 million in lump sums and annuity purchases during 2025, $6.6 million in 2024 and $2.5 million in 2023. Because the payouts were more than the fiscal year service cost plus interest in 2025, and 2024, settlement accounting was reflected at each year end, resulting in a settlement gain of $1.0 million and $1.8 million in 2025 and 2024, respectively. Conversely, because the payouts were less than the fiscal year service cost plus interest, settlement accounting was not reflected for the year ended 2023. The payouts in 2025, 2024, and 2023 are based on normal, recurring activity for the CSWPP therefore, they have been reflected within the benefits paid lines of the pension obligation and pension asset rollforward table below.

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

In the second quarter of 2025, the Company announced that the Ryerson Canada Salaried Pension Plan will be frozen effective June 30, 2027. The Ryerson Canada Salaried Pension Plan was remeasured as of June 30, 2025. As a result of the remeasurement, the discount rate for measuring obligations decreased from 4.55% at December 31, 2024 to 4.54% at June 30, 2025. The expected long-term rate of return on pension assets remained unchanged from December 31, 2024 at 5.00%. The remeasurement did not have an impact on the Consolidated Statement of Operations and did not have a material impact on the Consolidated Balance Sheet.

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

The Company has other deferred employee benefit plans, including supplemental pension plans, the net liability for which totaled $10.1 million and $10.0 million at December 31, 2025 and 2024, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company had additional measurement dates of February 29, 2024 for the CSWPP due to the significant reduction in the future service years of employees described above and as of June 30, 2025 for the Ryerson Canada Salaried Pension Plan due to the announced freezing of the plan. The expected rate of return on plan assets is determined based on the market-related value of the assets, recognizing any gains or losses over a four year period.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the pension benefits for U.S. plans were as follows:

Ryerson Pension Plan	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Discount rate for calculating obligations	5.33%	5.67%	5.05%
Discount rate for calculating service cost	5.68	5.08	5.30
Discount rate for calculating interest cost	5.38	4.99	5.20
Expected rate of return on plan assets	6.25	5.95	6.05
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Retirement Plan	Year Ended December 31, 2025	Year Ended December 31, 2024	January 1 to February 29, 2024	Year Ended December 31, 2023
Discount rate for calculating obligations	6.04%	5.98%	5.57%	5.24%
Discount rate for calculating service cost	6.01	5.59	5.26	5.48
Discount rate for calculating interest cost	5.85	5.48	5.12	5.40
Expected rate of return on plan assets	4.50	3.85	3.85	3.80
Rate of compensation increase – benefit obligations	3.00	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00	3.00

The expected rate of return on plan assets is 5.95% for RPP and 5.10% for CSWPP for 2026.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

Ryerson Postretirement Welfare Plans	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Discount rate for calculating obligations	5.37%	5.69%	5.06%
Discount rate for calculating service cost	5.90	5.12	5.34
Discount rate for calculating interest cost	5.40	4.99	5.21
Rate of compensation increase – benefit obligations	3.00	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

Central Steel and Wire Postretirement Medical Plan	Year Ended December 31, 2025	Year Ended December 31, 2024	January 1 to February 29, 2024	Year Ended December 31, 2023
Discount rate for calculating obligations	5.34%	5.69%	5.41%	5.05%
Discount rate for calculating service cost	5.79	5.46	5.10	5.31
Discount rate for calculating interest cost	5.47	5.35	5.00	5.21

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31, 2025	January 1 to June 30, 2025	Year Ended December 31, 2024		Year Ended December 31, 2023
	Salaried	Salaried	Salaried	Bargaining	Salaried	Bargaining
Discount rate for calculating obligations	4.65%	4.54%	4.55%	N/A	4.64%	4.64%
Discount rate for calculating net periodic benefit cost	4.55	4.55	4.64	4.64	5.17	5.17
Expected rate of return on plan assets	5.50	5.00	5.25	4.00	6.00	4.25
Rate of compensation increase	3.00	3.00	3.00	N/A	3.00	N/A

The expected rate of return on Canadian Salaried plan assets for 2026 is 5.50%.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate for calculating obligations	4.42%	4.40%	4.63%
Discount rate for calculating net periodic benefit cost	4.40	4.63	5.16
Rate of compensation increase	3.00	3.00	3.00

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$290.8	$324.2	$31.7	$35.7
Service cost	1.4	1.5	0.1	0.2
Interest cost	14.7	14.9	1.6	1.7
Actuarial (gain) loss	5.3	(11.0)	(1.5)	(3.7)
Effect of changes in exchange rates	1.3	(2.5)	0.3	(0.5)
Contractual and company restructuring	—	0.2	—	—
Curtailment gain	(0.3)	(0.2)	—	(0.1)
Annuities purchased and lump sums paid	—	(6.1)	—	—
Benefits paid (net of participant contributions and subsidies)	(26.2)	(30.2)	(1.5)	(1.6)
Benefit obligation at end of year	$287.0	$290.8	$30.7	$31.7
Accumulated benefit obligation at end of year	$283.8	$286.1	N/A	N/A
Change in Plan Assets
Plan assets at fair value at beginning of year	$237.9	$260.3	$—	$—
Actual return on plan assets	25.8	5.6	—	—
Employer contributions	15.2	10.9	1.5	1.6
Effect of changes in exchange rates	1.3	(2.6)	—	—
Actuarial (gain) loss	(0.1)	—	—	—
Annuities purchased and lump sums paid	—	(6.1)	—	—
Benefits paid (net of participant contributions and refunds)	(26.2)	(30.2)	(1.5)	(1.6)
Plan assets at fair value at end of year	$253.9	$237.9	$—	$—
Reconciliation of Amount Recognized
Funded status	$(33.1)	$(52.9)	$(30.7)	$(31.7)
Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(2.7)	$(2.8)
Non-current liabilities	(33.1)	(52.9)	(28.0)	(28.9)
Net benefit liability at the end of the year	$(33.1)	$(52.9)	$(30.7)	$(31.7)

Canadian benefit obligations represented $25.3 million and $25.4 million of the Company’s total Pension Benefits obligations at December 31, 2025 and 2024, respectively. Canadian plan assets represented $28.6 million and $27.7 million of the Company’s total plan assets at fair value at December 31, 2025 and 2024, respectively. In addition, Canadian benefit obligations represented $4.4 million and $5.1 million of the Company’s total Other Benefits obligation at December 31, 2025 and 2024, respectively.

The pension benefit obligations recorded as of December 31, 2025 and 2024 were impacted by changes in assumptions. During the year ended December 31, 2025 the pension benefit obligation increased by $5.3 million and $0.6 million due to a change in the discount rate and updated mortality rates, respectively, and decreased by $0.4 million due to updated demographic information for the participants in the plan. During the year ended December 31, 2024 the pension benefit obligation decreased by $13.2 million due to a change in the discount rate and increased by $1.6 million due to updated demographic information for the participants in the plan.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consist of
Net actuarial loss (gain)	$129.0	$137.6	$(40.1)	$(45.2)
Net loss (gain)	$129.0	$137.6	$(40.1)	$(45.2)

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2025 and 2024 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2025	2024 (1)	2025	2024
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consist of
Net actuarial gain	$(5.4)	$(1.7)	$(1.5)	$(3.8)
Amortization of net actuarial loss (gain)	(4.4)	(4.1)	6.8	7.3
Settlement loss	1.0	—	—	—
Curtailment charge	—	0.2	—	0.1
Net gain (loss)	$(8.8)	$(5.6)	$5.3	$3.6

(1) Not shown is a $1.8 million settlement loss related to the Ryerson Canada Bargaining Unit Pension Plan and a $1.8 million settlement gain on the CSWPP, which net to zero.

For benefit obligation measurement purposes for Ryerson U.S. plans at December 31, 2025, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 8.2 percent, grading down to 4.5 percent in 2034, the level at which it is expected to remain. The rate for participants over 65 was 9.4 percent grading down to 4.5 percent in 2034. For measurement purposes for U.S. plans at December 31, 2024, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 8.6 percent, grading down to 4.5 percent in 2034, the level at which it is expected to remain. The rate for participants over 65 was 9.7 percent grading down to 4.5 percent in 2034.

For benefit obligation measurement purposes for Canadian plans, at December 31, 2025, the annual rate of increase in the per capita cost of covered health care benefits ranged from 5.2 to 5.6 percent per annum, grading down to 4.1 percent in 2040, the level at which it is expected to remain. At December 31, 2024, the annual rate of increase in the per capita cost of covered health care benefits ranged from 4.5 to 4.9 percent per annum, grading up to a range of 5.3 to 5.6 percent in 2026, and then down to 4.1 percent in 2040, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$1.4	$1.5	$1.7	$0.1	$0.2	$0.2
Interest cost	14.7	14.9	16.2	1.6	1.7	1.9
Expected return on assets	(15.3)	(15.2)	(16.4)	—	—	—
Recognized actuarial loss (gain)	4.4	4.1	4.3	(6.8)	(7.3)	(8.3)
Contractual termination benefits expense	—	—	0.1	—	—	—
Settlement expense (gain)	(1.0)	0.3	—	—	—	—
Curtailment gain	—	(0.2)	(0.5)		(0.1)	(0.3)
Net periodic benefit cost (credit)	$4.2	$5.4	$5.4	$(5.1)	$(5.5)	$(6.5)

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for pre-65 and post-65 participants was 8.6 percent and 9.7 percent, respectively, grading down to 4.5 percent in 2034, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits ranged from 5.2 to 5.6 percent per annum, grading down to 4.1 percent in 2040, the level at which it is expected to remain.

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 4.50% to 6.25% based on the historical investment returns of the trust, the forecasted returns of the asset classes, and a survey of comparable pension plan sponsors.

The Company’s pension trust asset allocations at December 31, 2025 and 2024, by asset category were as follows:

	Trust Assets at December 31,
	2025	2024
Equity securities	30%	32%
Debt securities	54	53
Real Estate	9	8
Other	7	7
Total	100%	100%

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

The approved asset allocation ranges and weighted-average targets as of the December 31, 2025 measurement date were as follows:

	Range	Target
Equity securities	18-42%	31%
Debt securities	49-82	56
Real estate	0-11	9
Other	0-6	4
Total		100%

Fair Value Measurements

The fair value of our pension plan assets at December 31, 2025 by asset category are as follows:

	Fair Value Measurements at December 31, 2025
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.4	$6.4	$—	$—
Equity securities:
US large cap	29.1	—	29.1	—
US small/mid cap	4.9	—	4.9	—
International companies	14.4	—	14.4	—
Global companies	27.9	—	27.9	—
Fixed income securities:
Investment grade debt	127.6	—	127.6	—
Non investment grade debt	1.7	—	1.7	—
Real estate	2.2	—	2.2	—
Investments valued at net asset value	39.7	—	—	—
Total	$253.9	$6.4	$207.8	$—

The fair value of our pension plan assets at December 31, 2024 by asset category are as follows:

	Fair Value Measurements at December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$6.9	$6.9	$—	$—
Equity securities:
US large cap	27.4	—	27.4	—
US small/mid cap	4.8	—	4.8	—
International companies	15.6	—	15.6	—
Global companies	27.6	—	27.6	—
Fixed income securities:
Investment grade debt	115.2	—	115.2	—
Non investment grade debt	1.6	—	1.6	—
Real estate	2.0	—	2.0	—
Investments valued at net asset value	36.8	—	—	—
Total	$237.9	$6.9	$194.2	$—

The pension assets classified as Level 2 investments in 2025 and 2024 were part of common collective trust investments. See Note 1: Summary of Accounting and Financial Policies for the definitions of Level 1, 2, and 3 fair value measurements.

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

Contributions

The Company contributed $15.2 million, $10.9 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $11.4 million in 2026.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2026	$28	$3
2027	26	3
2028	26	3
2029	26	3
2030	26	2
2031-2035	117	12

Multiemployer Pension and Other Postretirement Plans

We participate in two multiemployer pension plans covering 23 employees at 3 locations. Total contributions to the plans were $0.2 million for each of the years ended 2025, 2024, and 2023. Our contributions represent less than 5% of the total contributions to the plans. The Company maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability was $0.3 million and $0.4 million as of December 31, 2025 and December 31, 2024 respectively. The Company’s participation in these plans is not material to our financial statements.

Note 11: Stock-Based Compensation

Under the 2014 Omnibus Incentive Plan (“2014 Plan”), as amended, which is the Company’s only equity compensation plan, we may grant stock options and other equity-based awards, including RSUs and PSUs, to certain employees. At December 31, 2025, an aggregate of 849,025 shares were authorized for future grant. Awards that expire or are forfeited without delivery of shares generally become available for future issuance under the plan. As stock options are exercised, and RSUs and PSUs vest, we issue new shares of Ryerson common stock.

In the third quarter of 2023, we began quarterly share grants that vest immediately to our Board of Directors as part of their compensation, resulting in 900, 5,738, and 11,263 shares of common stock being issued in 2023, 2024, and 2025 respectively. The weighted average grant date fair value per share of awards granted to Board of Directors in 2023, 2024, and 2025 was $29.09, $23.57, $21.37 respectively, determined by the closing price of our common stock on the grant date.

Compensation expense for stock options, RSUs, and PSUs is recognized ratably over the service period of the award and reflects forfeitures as they occur. Compensation expense for RSUs and PSUs is based on the market price of the shares underlying the awards on the grant date, and further for PSUs, reflects the estimated level of performance condition attainment.

Compensation expense and total recognized tax benefit or expense related to stock options, RSUs, and PSUs are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Stock-based compensation expense, pre-tax	$8.7	$11.6	$13.8
Tax (benefit) expense recognized in earnings	0.6	(1.8)	(3.1)

On March 31, 2021, the Company granted 125,000 market condition options to certain employees under the 2014 Plan. The options are subject to a graded vesting schedule over a four-year period provided two vesting conditions are both satisfied on each applicable vesting date, with a fifth year catch up provision that allows for vesting if any of the four individual vesting tranche conditions are not met. Once vested, the employee can exercise the option in exchange for one share of the Company’s common stock. Options expire 10 years from the grant date, or generally within 90 days of employee termination. Options, whether vested or unvested, do not participate in dividends. As of December 31, 2025, all stock options have vested and are fully expensed.

The fair value of options is estimated based on a Monte Carlo simulation. The Monte Carlo simulation considers variables such as volatility, dividend yield, risk-free rate, and the expected exercise multiple in computing the value of the options. No stock options have been granted since the March 2021 grant. The fair value of the stock options granted in 2021 is between $0.92 and $10.50 per share, differing at each vesting tranche.

The assumptions used in the Monte Carlo simulation were as follows:

2021
Risk-free rate	1.73%
Expected volatility	73.9%
Dividend yield	—
Exercise multiple	2.8x

Stock option activity under the plan is as follows:

	Option Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	110.7	$16.50
Exercised	(7.5)	16.50
Terminated	(1.5)	16.50
Outstanding at December 31, 2025	101.7	$16.50	5.25	$0.9
Vested and Exercisable at December 31, 2025	101.7	$16.50	5.25	$0.9

In 2025, 2024, and 2023, we granted 820,700, 222,721, and 213,775 RSUs, and 302,300, 296,825, and 293,150 PSUs, respectively, to certain employees. Each RSU and PSU consists of the right to receive one share of our common stock. RSUs also have dividend equivalent rights equal to the accrued cash dividends where the record date for such dividends is after the grant date but before the shares vest. All rights under RSUs and PSUs are generally forfeited upon employee termination. The Company’s RSU awards vest in three separate and equal tranches over a three-year period. PSUs cliff vest on the third anniversary of the grant date, subject to achieving performance conditions. Each tranche vests annually on March 31, following the date of grant. RSUs and PSUs are measured based on the fair value of the underlying stock on the grant date. The statutory tax on the value of common stock shares issued to employees upon vesting is either paid through the sale of registered shares of our common stock or funded with cash. Section 16 officers are allowed to pay the tax on their vested shares via net settlement. Net settled shares are reverted to Treasury Stock.

The fair value of the 2025, 2024, and 2023 RSUs granted was $22.74, $33.50, and $36.38 per share, respectively, and the fair value of the 2025, 2024, and 2023 PSUs granted was $22.94, $33.50, and $36.38 per share, respectively, determined by the closing price of our common stock on the grant date.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2025 and changes during the year then ended is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit	Aggregate Fair Value (in millions)
Restricted Stock Units
Unvested at January 1, 2025	403	$33.37
Granted (1)	834	22.74
Vested	(198)	34.00
Forfeited	(32)	29.32
Unvested at December 31, 2025	1,007	$24.85	$25.3

Performance Stock Units
Unvested at January 1, 2025	825	$33.65
Granted	302	22.94
Vested	(258)	33.63
Forfeited	(64)	31.01
Unvested at December 31, 2025	805	$29.84	$20.3

(1) The RSU shares granted line includes dividend shares declared after the grant date that will vest with their respective RSU tranche.

The total fair value of RSUs and PSUs vested during 2025, 2024, and 2023 was $10.5 million, $14.6 million, and $14.2 million, respectively.

As of December 31, 2025, unrecognized compensation cost related to unvested RSUs, PSUs, and stock options was $15.3 million, $4.0 million, and zero, respectively. That cost is expected to be recognized over a weighted-average period of 3.5 years for RSUs, 2.1 years for PSUs, and zero years for stock options.

In 2025, 2024, and 2023, we made payments to tax authorities on our employees’ behalf for shares withheld related to net share settlements. See our Consolidated Statement of Cash Flows for tax withholdings on stock-based compensation awards as of December 31, 2025, 2024, and 2023. Withholding related to this remittance is reflected in the stock-based compensation expense, net caption of our consolidated statements of stockholders' equity.

Note 12: Commitments and Contingencies

Purchase Obligations

To fulfill contractual requirements for certain customers, the Company entered into certain fixed price noncancellable contractual obligations. At December 31, 2025, these purchase obligations aggregated to $22 million due in 2026. The Company has placed orders for $22 million under these obligations as of December 31, 2025.

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

Approximately 10% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in 2026, which cover 4% of our total labor force. We believe that our overall relationship with our employees is good.

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

There are sixteen project areas identified within the PHS Site; JT Ryerson’s identification as a PRP relates to its past operations within two of those project areas: (1) the “Burgard Way” site, which is a subset of the River Mile 3.5 East Project Area and (2) the “Basin Avenue” site, which is a subset of the Swan Island Basin Project Area.

The EPA has set forth its desire for a single overarching consent decree to be negotiated and signed by all settling parties by March of 2027 at the latest. This decree would include implementation of the various proposed remedial design plans, sequencing, and payment of costs for all work to be done at the site, and site-wide covenants not to sue. To facilitate this process, in November 2024, the EPA issued a draft consent decree. At the same time, the EPA also issued Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans. The SNLs invited recipients to “participate in formal negotiations with the EPA to reach a settlement to conduct or finance the response action at the Site” and gave recipients until late May 2025 to submit good faith offers in response. JT Ryerson did not receive a SNL from the EPA.

As the EPA has not yet allocated responsibility for the contamination among the PRPs, including JT Ryerson, we do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of December 31, 2025 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

The Company’s segment revenue, significant expenses regularly reviewed by the CODM, and other segment items are as follows:

	Year Ended December 31,
	2025	2024	2023
		(Dollars in millions)
Net sales	$4,571.3	$4,598.7	$5,108.7
Less [1] :
Cost of materials sold, excluding LIFO (income) expense	3,733.4	3,817.0	4,184.8
LIFO (income) expense	55.7	(52.5)	(97.7)
Delivery expense	124.1	113.0	115.4
Compensation and benefits expense	372.6	354.8	367.8
Selling general and administration expense	69.1	72.4	69.0
Operating expense - fixed	75.1	71.4	81.8
Operating expense - variable	59.9	60.1	61.2
Reorganization expense [2]	23.7	58.1	35.7
Depreciation and amortization expense	79.7	77.6	62.5
Interest and other expense on debt	38.9	43.0	34.7
Other segment items [3]	10.3	(8.8)	(0.2)
Income (loss) before income taxes	(71.2)	(7.4)	193.7
Provision (benefit) for income taxes	(16.1)	(0.1)	47.3
Net income (loss)	(55.1)	(7.3)	146.4
Less: Net income attributable to noncontrolling interest	1.3	1.3	0.7
Net income (loss) attributable to Ryerson Holding Corporation	$(56.4)	$(8.6)	$145.7

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

(3) Other segment items include foreign exchange gain and loss, pension settlement and curtailment gains and losses, pension and postretirement benefit costs other than service costs, gains on insurance settlements, impairment charges on assets, gains on litigation settlements, professional advisory costs, deferred compensation expenses, gains on sales of assets, purchase consideration, and discounts on accounts receivable factoring.

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

Capital expenditures are regularly provided to the CODM. See our Consolidated Statement of Cash Flows for capital expenditure amounts as of December 31, 2025, 2024, and 2023.

No customer, including their subcontractors, accounted for more than 8 percent of Company sales for any of the years ended December 31, 2025, 2024, and 2023. The top ten customers accounted for no more than approximately 18 percent of our sales for any of the years ended December 31, 2025, 2024, and 2023. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the U.S. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico.

The following tables summarize consolidated financial information of our operations by geographic location based on where sales originated or where the assets are held:

	United States		Foreign countries		Total
	(Dollars in millions)
Year Ended December 31, 2025
Net sales	4,109.5	90%	461.8	10%	4,571.3	100%
Long-lived assets	885.5	95%	48.2	5%	933.7	100%
Year Ended December 31, 2024
Net sales	4,141.1	90%	457.6	10%	4,598.7	100%
Long-lived assets	931.1	95%	50.2	5%	981.3	100%
Year Ended December 31, 2023
Net sales	4,642.3	91%	466.4	9%	5,108.7	100%
Long-lived assets	890.9	95%	48.1	5%	939.0	100%

Note 14: Derivatives

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost or risk of hedging particular exposures. There can be no assurance that the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We may use foreign currency exchange contracts to hedge variability in cash flows in our Canada, Mexico, and China operations when a payment currency is different from our functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We may also enter into natural gas and diesel fuel futures and option contracts to manage the price risk of forecasted purchases of these energy costs.

From time to time the Company may enter into metal commodity forward contracts on behalf of our customers. The economic benefit or loss arising from the settlement of the forward contracts is passed through to the customer. The primary risk associated with this type of arrangement is the ability of the customer to honor their agreements with the Company related to these derivative instruments. If the customer were unable to honor their agreements, the Company's risk of loss is the fair value of the metal commodity forward contracts. For these arrangements, the Company recognizes the fair value of the derivative positions with both the financial institution and the customer ("embedded customer derivative") on the Consolidated Balance Sheet. The change in the fair value of the metal commodity forward contracts and the embedded customer derivatives are recorded in cost of materials sold on the Consolidated Statement of Operations.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Consolidated Balance Sheets. The gross derivative asset and liabilities with financial institutions presented in the Consolidated Balance Sheets offset to an asset of $9.4 million as of December 31, 2025, and zero as of December 31, 2024.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Metal commodity contracts	Prepaid expenses and other current assets	$12.2	$1.8	Other accrued liabilities	$2.6	$2.0
Energy contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	0.2	—
Foreign currency exchange contracts	Prepaid expenses and other current assets	—	0.1	Other accrued liabilities	—	—
Embedded customer derivatives	Receivables less provisions	—	—	Other accrued liabilities	9.7	—
Total derivatives		$12.2	$2.0		$12.5	$2.0

The following table presents the volume of the Company’s activity in derivative instruments as of December 31, 2025 and 2024:

	Notional Amount
Derivative Instruments	At December 31, 2025	At December 31, 2024	Unit of Measurement
Hot roll coil swap contracts	16,972	31,658	Tons
Aluminum swap contracts	20,075	15,711	Tons
Nickel swap contracts	288	298	Tons
Copper swap contracts	6,297	1,319	Tons
Natural gas swap contracts	147,160	283,000	Gallons
Diesel fuel swap contracts	1,964,000	1,176,000	Gallons
Foreign currency exchange contracts	1.8 million	1.6 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives with financial institutions, net of embedded customer derivatives not designated as hedging instruments reported in our Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2025	2024	2023
		(In millions)
Metal commodity contracts, net of embedded customer derivatives	Cost of materials sold	$4.9	$6.9	$10.7
Energy contracts	Warehousing, delivery, selling, general, and administrative	(0.1)	0.1	—
Foreign exchange contracts	Other income and (expense), net	(0.1)	0.1	—
Total		$4.7	$7.1	$10.7

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

As of December 31, 2025 and December 31, 2024, the Company had $5.5 million and $0.3 million of assets held for sale, respectively, classified within "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. The assets were recognized at fair value less cost to sell, in accordance with ASC 360, "Property Plant and Equipment". For the period ended December 31, 2025, $2.1 million of impairment charges related to a portion of these assets were recorded within the Consolidated Statement of Operations. The fair value less costs to sell of long-lived assets held for sale is assessed each reporting period that the assets remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset's fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair value of the properties and machinery and equipment were determined based on listing agreements with third-party brokerage firms and appraisals performed by a third-party. As the fair value of the properties and machinery and equipment is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) these asset balances are classified as Level 2 within the fair value hierarchy on a non-recurring basis.

Note 15: Accumulated Other Comprehensive Income (Loss)

The following table details the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2024	$(52.2)	$(87.8)
Other comprehensive income (loss) before reclassifications	(15.3)	4.2
Amounts reclassified from accumulated other comprehensive loss	—	(2.7)
Net current-period other comprehensive income (loss)	(15.3)	1.5
Balance at December 31, 2024	$(67.5)	$(86.3)
Other comprehensive income before reclassifications	9.8	4.8
Amounts reclassified from accumulated other comprehensive loss	—	(2.5)
Net current-period other comprehensive income	9.8	2.3
Balance at December 31, 2025	$(57.7)	$(84.0)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2025
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(2.3)	Other income and (expense), net
Settlement gain	(1.0)	Other income and (expense), net
Total before tax	(3.3)
Tax provision	0.8
Net of tax	$(2.5)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statements of Operations
	For the Year Ended December 31, 2024
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(3.0)	Other income and (expense), net
Curtailment gain	(0.3)	Other income and (expense), net
Total before tax	(3.3)
Tax provision	0.6
Net of tax	$(2.7)

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

The Company has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Shipping and handling costs are estimated at quarter end in proportion to revenue recognized for transactions where actual costs are not yet known. Shipping and handling costs are included in warehousing, delivery, selling, general, and administrative expense. The balance recognized related to accrued shipping and handling costs was a net contract liability of $0.2 million at December 31, 2025 and December 31, 2024.

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

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
	2025	2024	2023
Product Line	(Percentage of Sales)
Carbon Steel Flat	28%	30%	26%
Carbon Steel Plate	9	10	11
Carbon Steel Long	12	12	14
Stainless Steel Flat	14	15	15
Stainless Steel Plate	5	5	5
Stainless Steel Long	5	4	5
Aluminum Flat	16	16	15
Aluminum Plate	4	3	3
Aluminum Long	6	4	4
Other	1	1	2
Total	100%	100%	100%

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Years Ended December 31,
Timing of Revenue Recognition	2025	2024	2023
Revenue on products with an alternative use	86%	86%	87%
Revenue on products with no alternative use	14	14	13
Total	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Consolidated Balance Sheets, from contracts with customers were $463.5 million and $428.1 million as of December 31, 2025 and December 31, 2024, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, customer prepayments, estimates of shipping and handling costs associated with performance obligations recorded over time, and bill and hold transactions are reported in other accrued liabilities within the Consolidated Balance Sheets. Contract assets amounted to $16.6 million and $19.8 million at December 31, 2025 and December 31, 2024, respectively. Contract liabilities amounted to $16.6 million and $17.6 million at December 31, 2025 and December 31, 2024, respectively. Contract liabilities satisfied during the period amounted $10.5 million for the year-ended December 31, 2025.

Note 17: Income Taxes

Components of Income Taxes. The elements of the provision for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Income (loss) before income tax
U.S.	$(92.1)	$(18.8)	$172.0
Foreign	20.9	11.4	21.7
Total	$(71.2)	$(7.4)	$193.7

Current income tax provision (benefit)
Federal	$0.7	$3.4	$19.8
Foreign	5.8	4.5	3.9
State	(2.3)	1.8	6.8
Total current income tax provision	$4.2	$9.7	$30.5

Deferred income tax provision (benefit)
Federal	$(16.9)	$(5.5)	$15.0
Foreign	0.3	(1.8)	1.5
State	(3.7)	(2.5)	0.3
Total deferred income tax provision (benefit)	$(20.3)	$(9.8)	$16.8

Total income tax provision (benefit)
Federal	$(16.2)	$(2.1)	$34.8
Foreign	6.1	2.7	5.4
State	(6.0)	(0.7)	7.1
Total income tax provision (benefit)	$(16.1)	$(0.1)	$47.3

The Company has adopted ASU 2023-09 prospectively as of January 1, 2025. Amounts for the years ended December 31, 2024 and December 31, 2023 are as previously reported and have not been adjusted for ASU 2023-09.

Effective Tax Rate Reconciliation. Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2025		2024	2023
	(ASU 2023-09 Prospective Adoption)
	Amount	%
Federal income tax expense (benefit) computed at U.S. statutory tax rate	$(14.9)	21.0%	$(1.6)	$40.7
Domestic federal
Non-deductible expenses and non-taxable income			2.1	3.0
Equity compensation - (windfall)/shortfall	0.8	-1.1%
Non-deductible equity compensation	0.8	-1.1%
Other	0.7	-1.0%
Cross border tax laws	(0.1)	0.1%
U.S. federal tax credits	(0.3)	0.4%	(0.4)	(1.7)
Change in valuation allowance	—	—
Other reconciling items	0.3	-0.4%	0.4	(1.7)

Domestic state and local income taxes, net of federal effect	(5.5)	7.7%	(0.9)	4.7
Foreign tax effects			0.6	1.2
Canada	1.6	-2.2%
Other foreign jurisdictions	0.7	-1.0%
Worldwide changes in unrecognized tax benefits	(0.2)	0.3%	(0.3)	1.1
Total income tax provision (benefit)	$(16.1)	22.6%	$(0.1)	$47.3

For the year ended December 31, 2025, state and local income taxes in Wisconsin comprise the majority of the domestic state and local income taxes, net of federal effect category.

Deferred Income Taxes. The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2025	2024
	(In millions)
Deferred tax assets:
Post-retirement benefits other than pensions	$8	$8
State, local, and foreign net operating loss carryforwards	14	11
Federal net operating loss carryforwards	13	7
Interest limitation carryforward	14	11
Pension liability	9	13
Operating lease liability	88	93
Other deductible temporary differences	19	19
Less: valuation allowances	(4)	(4)
	$161	$158
Deferred tax liabilities:
Property, plant & equipment	$88	$91
Inventory	94	101
Operating lease asset	81	87
Other intangibles	8	8
	271	287
Net deferred tax liability	$(110)	$(129)

The Company will maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The Company’s deferred tax assets available at December 31, 2025 include net operating loss ("NOL") carryforwards (net of tax) of $13.6 million related to state NOL carryforwards which expire generally in 1 to 20 years, $13.0 million of federal NOL carryforwards which do not expire, and $0.5 million related to foreign NOL carryforwards, which do not expire.

Earnings from our foreign subsidiaries are considered indefinitely reinvested. Accordingly, we have not recorded U.S. federal or state income taxes, or foreign withholding taxes, on those earnings. Because any related deferred tax liability would depend on uncertain future tax outcomes, an estimate is not practicable.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, reinstating 100% bonus depreciation, permitting full expensing of domestic Research & Experimental ("R&E") expenditures, and modifying interest‑expense limitations under Section 163(j). These changes were incorporated into our 2025 tax provision and did not affect our effective tax rate.

The U.S. Tax Cuts and Jobs Act subjects a U.S. stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company accounts for GILTI as a current period expense when incurred.

Currently, we do not meet the requirements for corporate alternative minimum tax under the Inflation Reduction Act of 2022. We do not expect any excise tax that may be due on future stock repurchases to have a material adverse impact to our financial statements.

The Organization for Economic Cooperation and Development Pillar Two guidelines published to date include transition and safe harbor rules. Based on current enacted legislation effective in 2025, the legislation does not have a material impact on the Company’s financial results.

Cash paid for Income taxes. The detail of cash paid (received) for income taxes for the year ended December 31, 2025 is shown below.

Year Ended December 31,
2025
(in millions)
US Federal	$—
US state and local
Arkansas	(0.7)
California	(0.5)
Pennsylvania	2.4
Tennessee	0.3
Other	(0.2)
$1.3
Foreign
China	$2.6
Mexico	0.4
Canada	1.4
$4.4
Total taxes paid (refunded)	$5.7

Unrecognized Tax Benefits Reconciliation. The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2023	$1.6
Gross increases – tax positions in current periods	1.3
Settlements and closing of statute of limitations	(0.2)
Unrecognized tax benefits balance at December 31, 2023	$2.7
Gross increases – tax positions in current periods	0.9
Settlements and closing of statute of limitations	(1.1)
Unrecognized tax benefits balance at December 31, 2024	$2.5
Gross increases – tax positions in current periods	0.3
Settlements and closing of statute of limitations	(1.2)
Unrecognized tax benefits balance at December 31, 2025	$1.6

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Except for matters related to the transition tax under the Tax Cuts and Jobs Act, and that the utilization of net operating losses from prior years which could be subject to review, the Company is no longer subject to U.S. federal tax income tax examinations for years through 2021. Substantially all state and local income tax matters have been concluded through 2018, except where statutes of limitations have been extended. The Company has substantially concluded foreign income tax matters through 2015 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We had approximately $0.9 million and $1.1 million of accrued interest related to uncertain tax positions at December 31, 2025 and 2024, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million and $1.4 million as of December 31, 2025 and 2024, respectively.

Note 18: Earnings Per Share

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 961,867, 103,468, and zero, for the years ended December 31, 2025, 2024, and 2023, respectively. Antidilutive shares were related to outstanding restricted stock units, performance stock units, and stock options.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
Basic and diluted earnings (loss) per share	2025	2024	2023
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$(56.4)	$(8.6)	$145.7
Denominator:
Weighted average shares outstanding	32,116	33,189	34,961
Dilutive effect of stock-based awards	—	—	606
Weighted average shares outstanding adjusted for dilutive securities	32,116	33,189	35,567

Earnings (loss) per share
Basic	$(1.76)	$(0.26)	$4.17
Diluted	$(1.76)	$(0.26)	$4.10

Note 19: Subsequent Events

Business Acquisition. On February 13, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”), dated as of October 28, 2025, by and among Ryerson Holding, Crimson MS Corp., an Ohio corporation and a direct wholly owned subsidiary of Ryerson Holding (“Merger Sub”), and Olympic Steel, Inc., an Ohio corporation (“Olympic Steel”). On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Olympic Steel in accordance with Ohio law (the “Olympic Steel Merger”). At the effective time of the Olympic Steel Merger, each issued and outstanding share of common stock of Olympic Steel, without par per share (the “Olympic Common Stock”) (other than certain excluded shares), was converted into the right to receive 1.7105 shares of Ryerson Holding’s common stock, rounded down to the nearest whole share, and cash in lieu of fractional shares. Upon the completion of the Olympic Steel Merger, Olympic Steel, as the surviving corporation, became a wholly owned subsidiary of Ryerson Holding. As a result of the Olympic Steel Merger, Ryerson Holding issued approximately 19.5 million shares of its common stock to former holders of Olympic Common Stock.

The total purchase consideration paid by Ryerson amounted to $777.7 million including cash and debt consideration. The acquisition will be accounted for as a business combination using the acquisition method of accounting under the provision of ASC 805, with Ryerson as the acquirer. The accounting impact of the Olympic Steel Merger and the results of the operations for Olympic Steel will be included in our consolidated financial statements beginning in the first quarter of 2026. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed has not been completed at this time. The measurement period for purchase price allocation will end no later than twelve months after the acquisition date.

Ryerson Credit Facility. On February 13, 2026, Ryerson entered into the seventh amendment (the “Seventh Amendment”) to the Ryerson Credit Facility which will amend the Ryerson Credit Facility, to among other amendments, (a) extend the maturity of such facility to February 13, 2031, (b) increase the aggregate revolving commitments thereunder from $1.3 billion to $1.8 billion, and (c) effect changes in connection with the Olympic Steel Merger.

Among other permitted uses, the proceeds of the Ryerson Credit Facility were used to repay in full and terminate the obligations under the Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017 (as amended from time to time), by and among Olympic Steel, certain subsidiaries of Olympic Steel as borrowers and guarantors, the lenders party thereto and Bank of America, as agent.

Dividends. On February 13, 2026, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on March 19, 2026 to stockholders of record as of March 5, 2026. Future quarterly dividends, if any, will be subject to Board approval.

Ticker Change. On February 13, 2026, Ryerson announced that in connection with the Olympic Steel Merger, it will change its ticker symbol on the New York Stock Exchange for its common stock from "RYI" to "RYZ". The ticker symbol change will be effective upon the opening of the stock market on February 24, 2026.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(In millions)

	Balance at Beginning of Period	Additions Charged (Credited) to Income	Deductions from Reserves		Balance at End of Period
Year Ended December 31, 2025
Allowance for doubtful accounts	$3	$3	$(3)	(A)	$3
Valuation allowance—deferred tax assets	$4	$—	$—		$4
Year Ended December 31, 2024
Allowance for doubtful accounts	$2	$3	$(2)	(A)	$3
Valuation allowance—deferred tax assets	$4	$—	$—		$4
Year Ended December 31, 2023
Allowance for doubtful accounts	$3	$1	$(2)	(A)	$2
Valuation allowance—deferred tax assets	$5	$—	$(1)	(B)	$4

NOTES:

(A)
Bad debts written off of $2 million, $3 million, and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2025 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION.

On October 30, 2025, Jim Claussen, Chief Financial Officer and Executive Vice President of the Company, terminated his stock trading plan of November 26, 2024, which was designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (“Rule 10b5-1”). On October 30, 2025, Mr. Claussen entered into a new stock trading plan designed to comply with Rule 10b5-1 (the “Plan”). Under the terms of the Plan, Mr. Claussen may sell up to 25,945 shares of the Company’s common stock beginning on February 2, 2026, and continuing through May 28, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") to be filed with the Securities and Exchange Commission (“the SEC”) within 120 days of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning compensation of our executive officers and directors for the year ended December 31, 2025, is presented under the captions “Executive Compensation,” “Compensation Tables,” and “Director Compensation” in our 2026 Proxy Statement. This information is incorporated herein by reference.

Information concerning compensation committee interlocks is presented under the caption “Compensation Committee—Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement and is incorporated herein by reference.

The report of our Compensation Committee can be found under the caption “Compensation Committee Report” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners as of February 23, 2026, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of Ryerson Stock” in our 2026 Proxy Statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of February 23, 2026, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our 2026 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved our 2014 Omnibus Incentive Plan, or 2014 Plan, which is the Company’s only equity compensation plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2025, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
	(1)	(2)	(3)

Equity compensation plans approved by security holders	1,913,031	$16.50	849,025
Equity compensation plans not approved by security holders	—	$—	—
Total	1,913,031	$16.50	849,025

(1)
Includes (i) 804,575 shares of our common stock subject to performance units, which vest depending on continued employment or service and the level of attainment of certain performance metrics, (ii) 1,006,756 shares of our common stock, including earned dividend equivalent rights, subject to restricted stock units, which vest depending on continued employment or service, and (iii) 101,700 shares of our common stock subject to stock options, which vest over a four-year period depending on continued employment or service and the level of attainment of certain stock market metrics, with a fifth year catch up that allows for vesting if any of the four individual vesting tranche conditions are not met. As of December 31, 2025, all stock options have vested.
(2)
Each stock option can be exercised at a price of $16.50 in exchange for one share of the Company’s common stock.
(3)
All the shares of common stock that remain available for future issuance as of December 31, 2025, were available under the 2014 Plan. Subject to certain express limits of the 2014 Plan, shares available for award purposes under the 2014 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The number of common shares reserved and available for delivery under the 2014 Plan is subject to adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning the independence of our directors, certain relationships, and related transactions during 2025, and our policies with respect to such transactions is set forth under the captions “Board of Directors” and “Related Party Transactions” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Committee—Audit, Audit-Related, and Other Non-Audit Services,” and “Audit Committee—Pre-Approval Policies” in our 2026 Proxy Statement and is incorporated herein by reference.

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

		8-K	001-34735	June 5, 2018

2.2	Agreement and Plan of Merger, dated as of October 28, 2025, by and among Ryerson Holding Corporation, Crimson MS Corp., and Olympic Steel, Inc.*	8-K	001-34735	October 30, 2025

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ryerson Holding Corporation.	S-1/A-22	333-164484	August 6, 2014

3.2	Form of Second Amended and Restated Bylaws of Ryerson Holding Corporation.	8-K/A	001-34735	March 20, 2025

4.1	Form of Common Stock Certificate of Ryerson Holding Corporation.	10-K	001-34735	March 9, 2016

4.2

Form of Investor Rights Agreement, by and among Ryerson Holding Corporation, Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-PF, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners II, L.P., Platinum Equity Capital Partners-PF II, L.P., Platinum Equity Capital Partners-A II, L.P. and Platinum Rhombus Principals, LLC.

		S-1/A-15	333-164484	May 6, 2013

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1	Ryerson Nonqualified Savings Plan.	S-4/A-2	333-152102	February 24, 2009

10.2	Ryerson Annual Incentive Plan (as amended through June 14, 2007).	S-1	333-164484	January 22, 2010

10.3	Ryerson Holding Corporation Second Amended and Restated 2014 Omnibus Incentive Plan.	S-8	333-272507	June 8, 2023

10.4	Amendment No. 1 to the Ryerson Holding Corporation Second Amended and Restated 2014 Omnibus Incentive Plan.	8-K	001-34735	February 13, 2026

10.5	Olympic Steel, Inc. Amended and Restated 2007 Omnibus Incentive Plan, as amended and restated effective February 13, 2026.	8-K	001-34735	February 13, 2026

10.6	Offer Letter Agreement, dated May 7, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	May 8, 2015

10.7	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 1, 2015, by and between Ryerson Holding Corporation and Edward J. Lehner.	8-K	001-34735	June 5, 2015

10.8	Form of 2015 Restricted Stock Unit Agreement.	10-Q	001-34735	August 12, 2015

10.9	Form of 2015 Performance Unit Agreement.	10-Q	001-34735	August 12, 2015

10.10	Form of Director and Officer Indemnification Agreement.	S-1/A18	333-164484	March 27, 2014

10.11	Directors Compensation Summary Sheet.	10-K	001-34735	February 20, 2025

10.12

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

10.13

Amendment No. 1, dated as of November 16, 2016, to the Credit Agreement, dated as of July 24, 2015, by and among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto from time to time, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 17, 2016

10.14	Security Agreement, dated as of July 24, 2015, Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc. (“Ryerson”), and the domestic subsidiaries of Ryerson from time to time party	8-K	001-34735	July 29, 2015

thereto in their capacities as pledgors, assignors and debtors thereunder in favor of Bank of America, N.A., in its capacity as collateral agent, as pledgee, assignee and secured party for the benefit of the secured parties.

10.15	Canadian Security Agreement dated as of July 24, 2015 between Ryerson Canada, Inc. and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.16	Canadian Security Agreement dated as of July 24, 2015 between Turret Steel Canada, ULC, and Bank of America, N.A., in its capacity as collateral agent.	8-K	001-34735	July 29, 2015

10.17

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

10.18

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

10.19

Amendment No. 4, dated as of November 5, 2020 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	November 9, 2020

10.20

Amendment No. 5, dated as of June 29, 2022 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	June 29, 2022

10.21

Amendment No. 6, dated as of June 10, 2024 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the

		10-Q	001-34735	July 30, 2024

lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

10.22

Amendment No.7, dated as of February 13, 2026 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	February 13, 2026

10.23	Employment Agreement, dated February 22, 2021, between Ryerson Holding Corporation and James Claussen, as amended and restated.	10-K	001-34735	February 24, 2021

10.24	Ryerson Holding Corporation Stock Option Grant Notice	10-Q	001-34735	May 5, 2021

10.25	Form of retention bonus agreement for Edward J. Lehner, President and Chief Executive Officer and Director of the Company	10-K	001-34735	February 21, 2024

10.26	Letter Agreement, dated as of October 28, 2025, by and among Ryerson Holding Corporation, Olympic Steel, Inc. and Michael Siegal.	8-K	001-34735	October 30, 2025

10.27	Letter Agreement, dated as of October 28, 2025, by and among Ryerson Holding Corporation, Olympic Steel, Inc. and Richard Marabito.	8-K	001-34735	October 30, 2025

19.1	Ryerson Holding Corporation Insider Trading Policy	10-K	001-34735	February 21, 2024

21.1	List of Subsidiaries of Ryerson Holding Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm (KPMG).				X

23.2	Consent of Independent Registered Public Accounting Firm (EY).				X

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Written Statement of Edward J. Lehner, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

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

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Lehner	Chief Executive Officer (Principal Executive Officer), Director	February 23, 2026
Edward J. Lehner

/s/ James J. Claussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2026
James J. Claussen

/s/ Molly D. Kannan	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Molly D. Kannan

/s/ Richard T. Marabito	Director	February 23, 2026
Richard T. Marabito

/s/ Peter Scott	Director	February 23, 2026
Peter Scott

/s/ Kirk K. Calhoun	Director	February 23, 2026
Kirk K. Calhoun

/s/ Court D. Carruthers	Director	February 23, 2026
Court D. Carruthers

/s/ Jacob Kotzubei	Director	February 23, 2026
Jacob Kotzubei

/s/ Michael D. Siegal	Director	February 23, 2026
Michael D. Siegal

/s/ Richard Stovsky	Director	February 23, 2026
Richard Stovsky

/s/ Karen M. Leggio	Director	February 23, 2026
Karen M. Leggio

/s/ Michelle Kumbier	Director	February 23, 2026
Michelle Kumbier

/s/ Bruce Crawford	Director	February 23, 2026
Bruce Crawford