Form 10-Q
period 2026-03-31
Ryerson Holding Corp
filed 2026-05-06
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

(312) 292-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value, 100,000,000 shares authorized	RYZ	New York Stock Exchange

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

As of May 1, 2026, there were 51,888,724 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,566.5	$1,135.7
Cost of materials sold	1,277.7	931.3
Gross profit	288.8	204.4
Warehousing, delivery, selling, general, and administrative	265.2	202.1
Impairment charges on assets	0.4	—
Operating profit	23.2	2.3
Other income and (expense), net	1.7	0.3
Interest and other expense on debt	(11.7)	(9.5)
Income (loss) before income taxes	13.2	(6.9)
Provision (benefit) for income taxes	8.2	(1.6)
Net income (loss)	5.0	(5.3)
Less: Net income attributable to noncontrolling interest	0.5	0.3
Net income (loss) attributable to Ryerson Holding Corporation	$4.5	$(5.6)
Comprehensive income (loss)	$1.9	$(6.1)
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.2
Comprehensive income (loss) attributable to Ryerson Holding Corporation	$1.4	$(6.3)
Basic earnings (loss) per share	$0.11	$(0.18)
Diluted earnings (loss) per share	$0.10	$(0.18)

Dividends declared per share	$0.1875	$0.1875

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income (loss)	$5.0	$(5.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23.4	19.2
Stock-based compensation	4.9	3.3
Deferred income taxes	4.7	1.3
Provision for allowances, claims, and doubtful accounts	2.1	1.4
Impairment charges on assets	0.4	—
Pension settlement gain	(0.2)	(0.2)
Non-cash gain from derivatives	(5.4)	(4.5)
Other items	(0.6)	(0.1)
Change in operating assets and liabilities:
Receivables	(188.2)	(102.3)
Inventories	(45.3)	27.5
Other assets and liabilities	(12.8)	(3.0)
Accounts payable	36.9	35.0
Accrued liabilities	(4.1)	(2.6)
Accrued taxes payable/receivable	1.3	(4.3)
Deferred employee benefit costs	(2.3)	(8.3)
Tenant improvement allowance	1.0	1.7
Net adjustments	(184.2)	(35.9)
Net cash used in operating activities	(179.2)	(41.2)
Investing activities:
Acquisitions, net of cash acquired	(270.0)	—
Capital expenditures	(12.2)	(8.0)
Proceeds from sale of property, plant, and equipment	1.1	0.1
Other items	0.1	(0.1)
Net cash used in investing activities	(281.0)	(8.0)
Financing activities:
Proceeds from borrowings	642.1	160.3
Payments made on borrowings	(189.6)	(130.6)
Credit facility issuance costs	(8.3)	—
Net increase in book overdrafts	27.0	32.1
Principal payments on finance lease obligations	(1.6)	(1.4)
Dividends paid to shareholders	(9.7)	(6.0)
Share repurchases	(1.6)	—
Proceeds from exercise of common stock options	0.4	—
Proceeds from finance lease obligations	0.4	—
Net cash provided by financing activities	459.1	54.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1.1)	5.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	0.2
Net change in cash, cash equivalents, and restricted cash	(1.1)	5.4
Cash, cash equivalents, and restricted cash—beginning of period	27.8	29.3
Cash, cash equivalents, and restricted cash—end of period	$26.7	$34.7
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$7.5	$9.3
Income taxes, net	1.8	1.9
Noncash investing activities:
Asset additions under operating leases	—	13.2
Asset additions under finance leases	0.5	—

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25.1	$26.9
Restricted cash	1.6	0.9
Receivables less provisions of $3.0 at March 31, 2026 and $2.7 at December 31, 2025	847.1	460.8
Inventories	1,130.8	648.3
Prepaid expenses and other current assets	106.5	85.9
Total current assets	2,111.1	1,222.8
Property, plant, and equipment, at cost	1,461.4	1,179.8
Less: Accumulated depreciation	582.5	570.0
Property, plant, and equipment, net	878.9	609.8
Operating lease assets	353.8	323.9
Other intangible assets less accumulated amortization of $105.8M at March 31, 2026 and $102.4M at December 31, 2025	157.4	58.2
Goodwill	161.5	161.5
Deferred charges and other assets	60.9	28.5
Total assets	$3,723.6	$2,404.7
Liabilities
Current liabilities:
Accounts payable	$748.5	$516.0
Salaries, wages, and commissions	59.0	40.5
Other accrued liabilities	99.0	72.0
Short-term debt	2.6	1.9
Current portion of operating lease liabilities	41.5	34.0
Current portion of deferred employee benefits	3.6	3.7
Total current liabilities	954.2	668.1
Long-term debt	905.1	461.2
Deferred employee benefits	91.7	70.2
Noncurrent operating lease liabilities	343.0	318.6
Deferred income taxes	116.4	110.2
Other noncurrent liabilities	20.4	12.8
Total liabilities	2,430.8	1,641.1
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,228,129 and 40,373,512 shares issued at March 31, 2026 and December 31, 2025, respectively	0.6	0.4
Capital in excess of par value	973.0	432.6
Retained earnings	693.5	698.8
Treasury stock at cost – Common stock of 8,302,685 and 8,164,148 shares at March 31, 2026 and December 31, 2025, respectively	(240.0)	(237.0)
Accumulated other comprehensive loss	(144.8)	(141.7)
Total Ryerson Holding Corporation stockholders’ equity	1,282.3	753.1
Noncontrolling interest	10.5	10.5
Total equity	1,292.8	763.6
Total liabilities and equity	$3,723.6	$2,404.7

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Holding Corporation (“Ryerson Holding”), a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own 3,924,478 shares of our common stock, which is approximately 7.6% of our outstanding common stock as of March 31, 2026.

We are a leading value-added processor and distributor of industrial metals with operations in the U.S. through JT Ryerson and other U.S. subsidiaries, including Olympic Steel, Inc. ("Olympic Steel"), which was added via merger on February 13, 2026, in Canada through our indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through our indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company. Unless the context indicates otherwise, Ryerson Holding, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company.”

Basis of Presentation

The Company's Condensed Consolidated Financial Statements (Unaudited) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and therefore do not include all information and disclosures normally included in the annual Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimated amounts. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. Results of operations for any interim period are not necessarily indicative of results for any future periods or for the year. The year-end Condensed Consolidated Balance Sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In the first quarter of 2025, we presented our proceeds and repayments of borrowings under our revolving credit facility (“the Ryerson Credit Facility”) on a net basis as the borrowings had original maturities of three months or less and qualified for net presentation. Later in 2025 and in the first quarter of 2026, the Company executed certain borrowings under the Ryerson Credit Facility with original maturities greater than three months and we no longer qualified for net reporting. Thus we are presenting the borrowing activity on a gross basis in the statement of cash flows. We have reclassified prior year presentation to conform with current year presentation for comparability.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued and adopted in 2026 that impact our financial statements.

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

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2026	2025
	(In millions)
Cash and cash equivalents	$25.1	$26.9
Restricted cash	1.6	0.9
Total cash, cash equivalents, and restricted cash	$26.7	$27.8

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

See the Condensed Consolidated Balance Sheets for the March 31, 2026 and December 31, 2025 values of our inventory.

If current cost had been used to value inventories, such inventories would have been $161 million and $151 million higher than reported at March 31, 2026 and December 31, 2025, respectively. Approximately 55% and 87% of inventories were accounted for under the LIFO method at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 non-LIFO inventories consist primarily of inventory at our Olympic Steel facilities, which were acquired during the first quarter of 2026. These inventories are costed using the specific identification method or a weighted average rolling first-in, first-out ("FIFO") method. Other non-LIFO inventories consist of foreign facilities, where we use the moving average cost and the specific cost methods to value inventory. As most metals products can be sold as-is to customers at various stages throughout processing, Ryerson considers substantially all inventories to be finished goods.

The Company has consignment inventory at certain customer locations, which totaled $6.7 million and $4.5 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $161.5 million at March 31, 2026 and December 31, 2025.

Pursuant to FASB ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur that might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2025, and it was determined that no impairment existed.

Other intangible assets with finite useful lives are amortized over their useful lives. We added $102.6 million of intangible assets during the first three months of 2026 relating to the merger with Olympic Steel, see Note 6: Acquisitions for further information. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On February 13, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”), dated as of October 28, 2025, by and among Ryerson Holding, Crimson MS Corp., an Ohio corporation and a direct wholly owned subsidiary of Ryerson Holding (“Merger Sub”), and Olympic Steel, an Ohio corporation. On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Olympic Steel in accordance with Ohio law (the “Olympic Steel Merger”). At the effective time of the Olympic Steel Merger, each issued and outstanding share of common stock of Olympic Steel, without par per share (the “Olympic Common Stock”) (other than certain excluded shares), was converted into the right to receive 1.7105 shares of Ryerson Holding’s common stock, rounded down to the nearest whole share, and cash in lieu of fractional shares. Upon the completion of the Olympic Steel Merger, Olympic Steel, as the surviving corporation, became a wholly owned subsidiary of Ryerson Holding. The Olympic Steel Merger is expected to enhance the combined company's presence as the second-largest North American metals service center and represents a highly compatible strategic match as it will bring Olympic Steel's complementary footprint, capabilities, and product offerings into Ryerson's intelligently interconnected network of value-added service centers. The fair value of purchase consideration amounted to $837.3 million.

As a result of the Olympic Steel Merger, Ryerson Holding issued 19.5 million shares of its common stock to former holders of Olympic Steel's common stock amounting to $527.3 million. As part of purchase consideration Ryerson Holding paid a total $270.0 million, net of cash acquired, to extinguish Olympic Steel's existing debt of $300.5 million and to settle certain outstanding performance based stock units that converted to cash of $1.7 million as of the Closing Date.

Ryerson Holding also converted Olympic Steel's restricted stock units to Ryerson restricted stock units amounting to $7.8 million for the units that were vested as of the Closing Date. For the unvested restricted stock units that were transferred to Ryerson restricted stock units on the Closing Date, $0.8 million of compensation expense will be recognized in the future periods.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the Closing Date:

(In millions)
Cash and cash equivalents	$32.2
Receivables	200.3
Inventories	438.3
Prepaid expenses and other current assets	6.9
Property, plant, and equipment	277.3
Operating lease assets	39.9
Other intangible assets	102.6
Goodwill (Bargain purchase gain)	—
Deferred charges and other assets	24.9
Total identifiable assets acquired	1,122.4
Accounts payable	(168.4)
Salaries, wages, and commissions	(30.4)
Other accrued liabilities	(10.7)
Operating lease liabilities	(41.0)
Deferred employee benefits	(23.8)
Deferred income taxes	(1.7)
Other noncurrent liabilities	(9.1)
Total liabilities assumed	(285.1)
Net identifiable assets acquired	$837.3

The Olympic Steel Merger was accounted for under the acquisition method of accounting and, accordingly, the purchase price for the transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the Closing Date. The Company will ultimately use a third-party valuation firm to determine the fair values of inventory, property, plant, and equipment, leases, and intangible assets by utilizing management estimates, and assumptions using income, market, and cost approaches, and assumptions such as projections of future revenues, cost and cash flow, discount rates, and long-term growth rates. However, given the short period of time between transaction close and the reporting date, the Company was unable to obtain all of the information necessary to finalize the determination of fair values for the assets acquired and liabilities assumed. As such the purchase price allocation was based on preliminary estimates from a benchmarking allocation analysis using historical transactions as a basis. The provisional assets and liabilities will be adjusted to reflect the final determined amounts and management's valuation of deferred income taxes, and those adjustments may be material. The fair values of all assets acquired and liabilities assumed are considered preliminary as reflected on the Condensed Consolidated Balance Sheet as of March 31, 2026. The fair value measurement of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The measurement period for purchase price allocations will end no later than 12 months after the acquisition date.

As part of the preliminary purchase price allocations, we allocated $42.0 million to trade names and $60.6 million to customer relationships with useful lives of 11 years and 15 years, respectively. There was no goodwill recognized due to the estimated fair value adjustments being equal to the purchase consideration.

The fair value of accounts receivable acquired is $200.3 million. Based on our preliminary assessment, all accounts receivable have been deemed collectible.

Included in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 were net sales of $272.7 million and net income of $4.1 million, related to Olympic Steel. The Company recognized a total of $14.1 million in acquisition-related fees, $6.3 million of which were included in Warehousing, delivery, selling, general, and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) as of March 31, 2026. The remaining acquisition related fees were recorded in the fourth quarter of 2025.

The following unaudited pro forma information represents consolidated results of operations after the effects of certain adjustments, including elimination of intercompany sales, adjustments to amortization and depreciation expense related to the preliminary fair value adjustments, interest expense incurred on new financing, stock compensation expense, and the tax effects of the adjustments for the three months ended March 31, 2026 and 2025 as if the Olympic Steel Merger on February 13, 2026 had occurred on January 1, 2025. These pro forma results are presented for comparative purposes only and are not indicative of what would have occurred had the Olympic Steel Merger been made as of January 1, 2025, or of any potential results which may occur in the future:

	Pro Forma
	Three Months Ended March 31,
	2026	2025
	(In millions)
Net sales	$1,817.1	$1,628.0
Net loss attributable to Ryerson Holding Corporation	(12.5)	(3.6)

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In millions)
Ryerson Credit Facility	$915.0	$463.2
Foreign debt	2.6	1.9
Unamortized debt issuance costs	(9.9)	(2.0)
Total debt	907.7	463.1
Less: Short-term foreign debt	2.6	1.9
Total long-term debt	$905.1	$461.2

Ryerson Credit Facility

On February 13, 2026, Ryerson entered into the seventh amendment to the Ryerson Credit Facility which among other items, increased the facility size from $1.3 billion to $1.8 billion and extended the maturity date from June 29, 2027 to February 13, 2031.

At March 31, 2026, Ryerson had $915.0 million of outstanding borrowings, $6 million of letters of credit issued, and $545 million available under the Ryerson Credit Facility compared to $463.2 million of outstanding borrowings, $1 million of letters of credit issued, and $428 million available at December 31, 2025. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower or guarantor in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts. Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower or guarantor located in the United States and Canada and certain in-transit inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

Amounts outstanding under the Ryerson Credit Facility bear interest at (x) (i) a rate determined by reference to (A) the US base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America’s prime rate, and the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (B) Term SOFR or (ii) for Ryerson Holding’s Canadian subsidiary that is a borrower, (A) the Canadian prime rate or base rate (the highest of the Federal Funds Rate plus 0.50%, Bank of America-Canada Branch’s commercial loan rate, and Term SOFR plus 1.00%), (B) Term SOFR (for loans denominated in US Dollars), or (C) Term CORRA (for loans denominated in Canadian Dollars) plus (y) the applicable margin.

The applicable margin over the base and prime rates is between 0.25% and 0.50% and the applicable margin over the Term SOFR and Term CORRA is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such applicable margin shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. Ryerson also pays an unused line fee on amounts not borrowed at a rate of 0.20% per annum. Overdue amounts and all amounts owed during the existence of a payment event of default bear interest at 2.00% per annum above the rate otherwise applicable thereto. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 4.9% and 5.2% at March 31, 2026 and December 31, 2025, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox and certain deposit accounts, and related assets of the borrowers and the guarantors subject to certain exceptions.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets, acquisitions, investments, dividends, and other restricted payments and prepayments of junior indebtedness. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments, the occurrence of a change of control of Ryerson, and a cross-default to certain other material financing arrangements. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

If Ryerson Holding, JT Ryerson, or any material restricted subsidiaries of Ryerson Holding become insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Foreign Debt

Ryerson China had $1.3 million and $0.6 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.05%, rather than interest at March 31, 2026, and December 31, 2025, respectively. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $1.3 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.15%, rather than interest at March 31, 2026 and December 31, 2025. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $48 million and $47 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.3	$0.3	$—	$—
Interest cost	3.3	3.7	0.3	0.4
Expected return on assets	(3.5)	(3.8)	—	—
Settlement gain	(0.2)	(0.2)	—	—
Recognized actuarial (gain) loss	1.3	1.1	(1.4)	(1.7)
Net periodic benefit cost (credit)	$1.2	$1.1	$(1.1)	$(1.3)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in our Condensed Consolidated Statement of Comprehensive Income.

In 2025, the CSW Pension Plan had, and in 2026 it is expected to have, lump sum payments in excess of service cost and interest cost. Therefore, a settlement gain of $0.2 million was recorded in the first three months of both 2025 and 2026. The pension settlements were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2026 and 2025.

The Company contributed $1.9 million to the pension plan funds through the three months ended March 31, 2026, and anticipates that it will have a minimum required pension contribution funding of approximately $9.5 million for the remaining nine months of 2026.

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to the contingencies and legal matters from those disclosed in Part I, Item 1: Business - Environment, Health, and Safety Matters and in Note 12 of the Notes to the Consolidated Financial Statements, in Part II, Item 8: Financial Statements in the Company's 2025 Form 10-K.

NOTE 10: SEGMENT INFORMATION

Edward Lehner, our Chief Executive Officer, serves as our chief operating decision maker ("CODM"). The CODM views our business as two operating segments, Ryerson, excluding Olympic Steel ("same-store"), and Olympic Steel. Management has aggregated these segments based on all criteria within ASC 280, "Segment Reporting", resulting in one reportable segment, metals service centers. There are no differences from the last annual report in our measurement of segment profit or loss.

The Company’s segment revenue, significant expenses regularly reviewed by the CODM, and other segment items are as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net sales	$1,566.5	$1,135.7
Less [1] :
Cost of materials sold, excluding LIFO expense	1,267.7	924.5
LIFO expense	10.0	6.8
Delivery expense	41.7	30.1
Compensation and benefits expense	131.1	96.6
Selling, general, and administrative expense	18.9	17.7
Operating expense - fixed	20.3	20.0
Operating expense - variable	20.7	15.0
Reorganization expense [2]	3.7	3.9
Depreciation and amortization expense	23.4	19.2
Interest and other expense on debt	11.7	9.5
Other segment items [3]	4.1	(0.7)
Income (loss) before income taxes	13.2	(6.9)
Provision (benefit) for income taxes	8.2	(1.6)
Net income (loss)	5.0	(5.3)
Less: Net income attributable to noncontrolling interest	0.5	0.3
Net Income (loss) attributable to Ryerson Holding Corporation	$4.5	$(5.6)

(1) The significant expense categories and amounts align with the information that is regularly provided to the CODM.

(2) Reorganization expense is used by management to capture excess costs associated with one-time events or with implementing significant Company projects or changes and allows the CODM to assess performance without the impact of these items. It is not a GAAP financial measure. Expenses excluding reorganization expense should not be used as a substitute for total expenses reported on our Condensed Consolidated Statements of Comprehensive Income (Loss).

(3) Other segment items include merger expenses, foreign exchange gain and loss, pension settlement gains, impairment charges on assets, and pension and postretirement benefit costs other than service costs.

The measure of segment assets used by the CODM is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. The primary measure of segment profit or loss that is most consistent with GAAP is net income (loss) attributable to Ryerson Holding Corporation as reported on the Condensed Consolidated Statements of Comprehensive Income (Loss). Net income (loss) is used by the CODM for planning and forecasting future periods, analyzing the core operating performance of the business, as well as to allocate resources, including for employee compensation and capital investment.

Capital expenditures are regularly provided to the CODM on a consolidated basis. See our Condensed Consolidated Statement of Cash Flows for capital expenditure amounts as of March 31, 2026 and 2025.

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

From time to time the Company may enter into metal commodity forward contracts on behalf of our customers. The economic benefit or loss arising from the settlement of the forward contracts is passed through to the customer. The primary risk associated with this type of arrangement is the ability of the customer to honor their agreements with the Company related to these derivative instruments. If the customer were unable to honor their agreements, the Company's risk of loss is the fair value of the metal commodity forward contracts. For these arrangements, the Company recognizes the fair value of the derivative positions with both the financial institution and the customer ("embedded customer derivative") on the Condensed Consolidated Balance Sheet. The change in the fair value of the metal commodity forward contracts and the embedded customer derivatives are recorded in cost of materials sold on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in its Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $17.5 million and $9.4 million as of March 31, 2026 and December 31, 2025, respectively.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$21.6	$12.2	Other accrued liabilities	$5.8	$2.6
Energy commodity contracts	Prepaid expenses and other current assets	1.7	—	Other accrued liabilities	—	0.2
Embedded customer derivatives	Receivables less provisions	—	—	Other accrued liabilities	12.3	9.7
Total derivatives		$23.3	$12.2		$18.1	$12.5

The following table presents the volume of the Company’s activity in derivative instruments as of March 31, 2026 and December 31, 2025:

	Notional Amount
Derivative Instruments	March 31, 2026	December 31, 2025	Unit of Measurement
Hot roll coil swap contracts	16,820	16,972	Tons
Aluminum swap contracts	23,714	20,075	Tons
Nickel swap contracts	610	288	Tons
Copper swap contracts	6,802	6,297	Tons
Natural gas swap contracts	101,880	147,160	Gallons
Diesel fuel swap contracts	1,520,000	1,964,000	Gallons
Foreign currency exchange contracts	2.6 million	1.8 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives with financial institutions net of embedded customer derivatives not designated as hedging instruments reported in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2026	2025
		(In millions)
Metal commodity contracts, net of embedded customer derivatives	Cost of materials sold	$4.5	$6.1
Energy contracts	Warehousing, delivery, selling, general, and administrative	$1.9	$0.2
Foreign exchange contracts	Other income and (expense), net	—	(0.1)
Total		$6.4	$6.2

Fair Value Measurements

The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, copper, natural gas, and diesel fuel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil, hot-dipped galvanized premium, copper, Midwest Premium, natural gas, and diesel fuel) and the London Metals Exchange (nickel and aluminum), or the monthly average of an index published by the Metal Bulletin (European Aluminum Premium), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from our functional currency. The Company defines the fair value of foreign exchange contracts as the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, "Fair Value Measurement", these derivative balances are classified as Level 2 within the fair value hierarchy.

As of March 31, 2026 and December 31, 2025, the Company had $4.8 million and $5.5 million of assets held for sale, respectively, classified within "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheet. The assets were recognized at fair value less cost to sell, in accordance with ASC 360, "Property Plant and Equipment". The fair value of the properties and machinery and equipment were determined based on listing agreements with third-party brokerage firms and appraisals performed by a third-party. For the period ended March 31, 2026, a $0.4 million of impairment charge related to a portion of these assets was recorded within the Condensed Consolidated Statements of Comprehensive Income (Loss). As the fair value of the properties and machinery and equipment is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) these asset balances are classified as Level 2 within the fair value hierarchy on a non-recurring basis.

In connection with the Olympic Steel Merger, as of March 31, 2026, the Company acquired $23.4 million of supplemental executive retirement plan ("SERP") assets classified within "Deferred charges and other assets" on the Condensed Consolidated

Balance Sheet. The SERP assets are valued using the readily available fair value of the mutual funds that comprise the plan assets (Level 1 inputs). The plan is fully funded and offset by a liability recorded in "Deferred employee benefits" on the Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof approximate the carrying amounts in the consolidated financial statements due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility. See the Condensed Consolidated Balance Sheets for the March 31, 2026 and December 31, 2025 values of these assets and liabilities.

NOTE 12: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2026:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2026	40,374	$0.4	(8,164)	$(237.0)	$432.6	$698.8	$(57.7)	$(84.0)	$10.5	$763.6
Net income	—	—	—	—	—	4.5	—	—	0.5	5.0
Foreign currency translation	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Share repurchases, net of tax of zero	—	—	(75)	(1.6)	—	—	—	—	—	(1.6)
Stock-based compensation expense, net	326	—	(64)	(1.4)	4.9	—	—	—	—	3.5
Issuance of common stock	19,528	0.2	—	—	535.2	—	—	—	—	535.4
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Cash dividends and dividend equivalents	—	—	—	—	0.3	(9.8)	—	—	—	(9.5)
Balance at March 31, 2026	60,228	$0.6	(8,303)	$(240.0)	$973.0	$693.5	$(60.6)	$(84.2)	$10.5	$1,292.8

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months ended March 31, 2025:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2025	39,899	$0.4	(8,051)	$(234.4)	$423.5	$779.6	$(67.5)	$(86.3)	$9.2	$824.5
Net income (loss)	—	—	—	—	—	(5.6)	—	—	0.3	(5.3)
Foreign currency translation	—	—	—	—	—	—	0.3	—	(0.1)	0.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense, net	459	—	(113)	(2.6)	3.3	—	—	—	—	0.7
Cash dividends and dividend equivalents	—	—	—	—	0.3	(6.1)	—	—	—	(5.8)
Balance at March 31, 2025	40,358	$0.4	(8,164)	$(237.0)	$427.1	$767.9	$(67.2)	$(87.3)	$9.4	$813.3

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2026	$(57.7)	$(84.0)
Other comprehensive loss before reclassifications	(2.9)	—
Amounts reclassified from accumulated other comprehensive loss into net loss	—	(0.2)
Net current-period other comprehensive loss	(2.9)	(0.2)
Balance at March 31, 2026	$(60.6)	$(84.2)

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2026:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	March 31, 2026	March 31, 2025
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.1)	$(0.6)	Other income and (expense), net
Pension settlement gain	(0.2)	(0.2)	Other income and (expense), net
Total before tax	(0.3)	(0.8)
Tax expense (benefit)	0.1	(0.2)
Net of tax	$(0.2)	$(1.0)

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended
	March 31,
Product Line	2026	2025
Carbon Steel Flat	29%	28%
Carbon Steel Plate	10	9
Carbon Steel Long	12	12
Stainless Steel Flat	14	15
Stainless Steel Plate	5	5
Stainless Steel Long	5	5
Aluminum Flat	14	16
Aluminum Plate	3	3
Aluminum Long	5	5
Other	3	2
Total	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended March 31,
	2026	2025
Net Sales	(In millions)
United States	$1,440.8	$1,025.1
Foreign countries	125.7	110.6
Total	$1,566.5	$1,135.7

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended March 31,
Timing of Revenue Recognition	2026	2025
Revenue recognized at a point in time	90%	86%
Revenue recognized over time	10	14
Total	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $850.1 million and $463.5 million as of March 31, 2026 and December 31, 2025, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, customer prepayments, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $16.9 million and $16.6 million at March 31, 2026 and December 31, 2025, respectively. Contract liabilities amounted to $18.3 million and $16.6 million at March 31, 2026 and December 31, 2025, respectively. Contract liabilities satisfied during the three-month period ended March 31, 2026 amounted to $2.4 million.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 14: INCOME TAXES

For the three months ended March 31, 2026, the Company recorded an income tax expense of $8.2 million compared to an income tax benefit of $1.6 million in the prior year. The income tax expense and benefit for the three months ended March 31, 2026 and 2025, respectively, primarily reflect taxes at federal and local statutory rates where the Company operates, adjusted for certain one‑time items. The increase in tax expense in the first three months of 2026 compared to the first three months of 2025 primarily reflects higher actual and forecasted pre-tax earnings and the impact of certain one-time non-deductible costs related to the Olympic Steel Merger.

As required by FASB ASC 740, "Income Taxes" ("ASC 740") the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4 million at both March 31, 2026 and December 31, 2025.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. The reserve for uncertain tax benefits increased from $1.6 million as of December 31, 2025 to $1.8 million as of March 31, 2026 primarily due to the inclusion of Olympic Steel's uncertain income tax positions and related accrued interest.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were 167,110 and 758,756 for the three months ended March 31, 2026 and 2025, respectively. Antidilutive shares were related to outstanding restricted stock units, performance stock units, and stock options.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
Basic and diluted earnings (loss) per share	2026	2025
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$4.5	$(5.6)
Denominator:
Weighted average shares outstanding	42,406	31,855
Dilutive effect of stock-based awards	755	—
Weighted average shares outstanding adjusted for dilutive securities	43,161	31,855

Earnings (loss) per share
Basic	$0.11	$(0.18)
Diluted	$0.10	$(0.18)

NOTE 16: SUBSEQUENT EVENTS

Share Repurchase Authorization. As of March 31, 2026, $36.8 million of the $150.0 million remained under the existing share repurchase authorization expiring April 30, 2026. On May 6, 2026, the Board of Directors authorized a new share repurchase program of $100.00 million expiring April 30, 2028.

Dividends. On May 6, 2026, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on June 18, 2026, to stockholders of record as of June 4, 2026. Future quarterly dividends, if any, will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “objectives,” “goals,” “preliminary,” “range,” “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those anticipated or implied in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 23, 2026 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry and Operating Trends” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company’s results of operations and financial condition as viewed by management. The MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2025, in our Annual Report on Form 10-K filed on February 23, 2026.

Olympic Steel Acquisition

On February 13, 2026 (the “Closing Date”),the Company completed the transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”), dated as of October 28, 2025, by and among Ryerson Holding, Crimson MS Corp., an Ohio corporation and a direct wholly owned subsidiary of Ryerson Holding (“Merger Sub”), and Olympic Steel, Inc. ("Olympic Steel"). On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Olympic Steel in accordance with Ohio law (the “Olympic Steel Merger”). At the effective time of the Olympic Steel Merger, each issued and outstanding share of common stock of Olympic Steel, without par per share (the “Olympic Common Stock”) (other than certain excluded shares), was converted into the right to receive 1.7105 shares of Ryerson Holding’s common stock, rounded down to the nearest whole share, and cash in lieu of fractional shares. Upon the completion of the Olympic Steel Merger, Olympic Steel, as the surviving corporation, became a wholly owned subsidiary of Ryerson Holding. As a result of the Olympic Steel Merger, Ryerson Holding issued approximately 19.5 million shares of its common stock to former holders of Olympic Common Stock.

Olympic Steel is a metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate, and coil products; stainless steel sheet, plate, bar, and coil; aluminum sheet, plate, and coil; pipe, tube, bar, valves and fittings, tin plate, and metal-intensive end-use products. The combination of the two companies enhances Ryerson's presence as North America's second largest metals service center, bringing Olympic Steel's complementary footprint, capabilities, and product offering into Ryerson's intelligently interconnected network of value-added service centers. Together, functioning as Ryerson Holding Corporation, the combined entity is expected to generate approximately $120 million in annual synergies by the beginning of 2028 through procurement scale, efficiency gains, commercial enhancement, and network optimization. Please refer to Note 6: Acquisitions in Part I, Item I - Notes to Condensed Consolidated Financial Statements, for further information on the Olympic Steel Merger.

Ryerson Holding is the acquirer of Olympic Steel under U.S. generally accepted accounting principles (“GAAP”), and as a result, our Condensed Consolidated Financial Statements for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of Olympic Steel. The results of operations of Olympic Steel are included in our Condensed Consolidated Financial Statements only from the Closing Date forward. Accordingly, our results of operations, financial condition, and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of Olympic Steels’s results from the Closing Date. For further information, please refer to Note 6: Acquisitions and Note 10: Segment Information in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Industry and Operating Trends

We are a metals service center providing value-added processing and distribution of industrial metals with operations in the United States, Canada, Mexico, and China. We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. We carry a full line of approximately 75,000 products in stainless steel, aluminum, carbon steel, and alloy steels and a limited line of nickel and red metals in various shapes and forms. In addition to our metals products, we offer numerous value-added processing and fabrication services, and in 2025 nearly 80% of the metals products we sold were processed by us by bending, beveling, blanking, blasting, burning, cutting-to-length, drilling, flattening, forming, grinding, laser cutting, machining, notching, painting, polishing, punching, rolling, sawing, shearing, slitting, stamping, tapping, threading, welding, or other techniques to process materials to a specified thickness, length, width, shape, and surface quality pursuant to specific customer orders. We also offer metal-intensive end-use products.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the first quarter of 2026, Ryerson’s average selling prices increased by 5.2% while shipments increased by 31.2%, or 4.6% excluding Olympic Steel ("same-store"), compared to the first quarter of 2025. Overall, average selling price increases were supported by tariff policy while the conflict in the Middle East has added further upward pressure on aluminum prices. Cyclical momentum and restocking have also supported steel prices in recent months as the demand environment improved in the first quarter.

Increases in first quarter year-over-year same-store shipments were supported by relative strength in our fabrication & welding, machinery & equipment, and machine shop sectors. This growth was offset partially by persistent weakness in our commercial transportation sector.

Improved demand conditions in the first three months of 2026 were supported by data points from the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), a key steel industry economic indicator. Readings of 52.6, 52.4, and 52.7 for January, February, and March of 2026, respectively, were well over the growth threshold of 50. This growth trend contrasts the contractionary trend of the previous three years, during which readings were below 50 for nearly each of those 36 months.

According to the Metal Service Center Institute ("MSCI"), North American service center volumes increased by 7.7% in the first quarter of 2026 compared to the fourth quarter of 2025, driven by normal seasonality trends. Ryerson's North American same-store volumes, on the other hand, increased by 16.4% in the same periods, implying market share gains driven by strong performance in carbon products.

First Three Months 2026 vs. First Three Months 2025 Performance, Total Company

$1.6B	18.4%		$4.5M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
38% increase		40bps increase	$10M increase
$0.10	$0.30		$(179)M
Diluted Earnings Per Share	Adj. Diluted Earnings Per Share*		Cash Used by Operating Activities
$0.28 increase		$0.48 increase	$138M higher

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not GAAP financial measures, to complement the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or diluted earnings (loss) per share determined in accordance with GAAP. As illustrated in the below table, net income attributable to Ryerson Holding Corporation of $4.5 million in the first three months of 2026 includes $6.3 million of advisory services charges related to the merger with Olympic Steel and impairment charges on assets of $0.4 million. As illustrated in the table below, the first three months of 2025 had no adjustments to the net loss attributable to Ryerson Holding Corporation. After adjusting for these non-core business transactions and the related income taxes in the first three months of 2026, the adjusted net income attributable to Ryerson Holding Corporation for the first three months of 2026 is $13.1 million compared to the $5.6 million net loss attributable to Ryerson Holding Corporation in the first three months of 2025.

(Dollars and shares in millions, except per share data)	First Three Months 2026	First Three Months 2025
Net income (loss) attributable to Ryerson Holding Corporation	$4.5	$(5.6)
Advisory services fees	6.3	—
Impairment charges on assets	0.4	—
Provision for income taxes on above items	1.9	—
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$13.1	$(5.6)
Diluted earnings (loss) per share	$0.10	$(0.18)
Adjusted diluted earnings (loss) per share	$0.30	$(0.18)
Shares outstanding – diluted	43.2	31.9

Recent Developments

Tariffs. In 2025, the U.S. government announced and retracted tariffs repeatedly on imports, including imports of steel and aluminum from all countries, as well as on all U.S. imports not covered under Section 232 of the Trade Expansion Act ("Section 232"). In March 2025, the Trump administration eliminated all country exemptions to Section 232. In June 2025, the U.S. imposed a 50% Section 232 tariff on nearly all steel and aluminum products (the exception being products from the UK, which was reduced to 25%). In August, the Department of Commerce added new product categories to Section 232 steel and aluminum derivative products (e.g. downstream manufactured goods). Many governments, including those of China, Canada, and recently the European Union, have announced reciprocal tariffs on U.S. imports, while simultaneously withdrawing certain retaliatory tariffs, creating further uncertainty in global trade. In April 2026, the U.S. government further modified the application of Section 232 tariffs, including implementing a tiered tariff structure on certain derivative and downstream products, refining product scope, and in certain cases, applying tariffs to the full value of imported goods rather than only the metal content. These changes, along with continued adjustments to product coverage and tariff administration, have further increased the complexity of the tariff regime.

The tariffs introduce uncertainty towards customers' supply chains and may adversely affect end-market demand as customers may defer orders, reduce inventory levels, or adjust sourcing strategies in response. A significant majority of the Company’s metal purchases are domestic, therefore, the impact of tariffs on the Company’s financial statements has not been significant to date. In general, we attempt to pass the cost of tariffs on to customers to the extent possible. However, we may not be able to fully pass through tariff-related cost increases in all market conditions. While tariffs have helped to level the price between import and domestic purchases, customers are still reviewing their supply chains to determine which approach is best. The ultimate consumer of the goods and their geography play a significant role in determining which inputs are acceptable to manufacturers. The ultimate impact the tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

On February 20, 2026, the Supreme Court ruled that the president is not authorized to impose tariffs to the extent that he has under the International Emergency Economic Powers Act. Following the ruling, President Trump announced a new across-the-board tariff of 10% on most imports for approximately 150 days, effective February 24th, 2026. Shortly after, the President indicated an increase to 15% tariffs. The Supreme Court's ruling has no direct impact on the tariffs in place under Section 232, including tariffs on steel and aluminum; however, it may contribute to broader uncertainty regarding the scope and durability of U.S. trade policy tools and future tariff actions.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the three months ended March 31, 2026 and 2025 (certain percentages may not calculate due to rounding):

	Three Months Ended March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales
	($ in millions)
Net sales	$1,566.5	100.0%	$1,135.7	100.0%
Cost of materials sold	1,277.7	81.6	931.3	82.0
Gross profit	288.8	18.4	204.4	18.0
Warehousing, delivery, selling, general, and administrative expenses	265.2	16.9	202.1	17.8
Impairment charges on assets	0.4	—	—	—
Operating profit	23.2	1.5	2.3	0.2
Other expenses	(10.0)	(0.6)	(9.2)	(0.8)
Income (loss) before income taxes	13.2	0.8	(6.9)	(0.6)
Provision (benefit) for income taxes	8.2	0.5	(1.6)	(0.1)
Net income (loss)	5.0	0.3	(5.3)	(0.5)
Less: Net income attributable to noncontrolling interest	0.5	—	0.3	—
Net income (loss) attributable to Ryerson Holding Corporation	$4.5	0.3%	$(5.6)	(0.5)%
Basic earnings (loss) per share	$0.11		$(0.18)
Diluted earnings (loss) per share	$0.10		$(0.18)

Net sales

The following charts show the Company’s percentage of sales by major product lines for the three months ended March 31, 2026 and 2025:

	March 31,		Dollar	Percentage
	2026	2025	change	change
	($ in millions)
Net sales	$1,566.5	$1,135.7	$430.8	37.9%
Net sales, same-store	$1,293.8	$1,135.7	$158.1	13.9%

	March 31,		Tons	Percentage
	2026	2025	change	change
	(in thousands)
Tons sold	656	500	156	31.2%
Tons sold, same-store	523	500	23	4.6%

	March 31,		Price	Percentage
	2026	2025	change	change
Average selling price per ton sold	$2,388	$2,271	$117	5.2%
Average selling price per ton sold, same-store	$2,474	$2,271	$203	8.9%

Revenue for the first quarter of 2026 increased from the first quarter of 2025 reflecting higher tons sold due to the merger with Olympic Steel on February 13, 2026 as well as higher average selling prices reflecting improvements in metal commodity prices and demand conditions in the metals industry. Excluding Olympic Steel (same-store results), average selling prices increased for all of our product lines in the three months ended March 31, 2026 with the largest increases in our aluminum plate, aluminum flat, and aluminum long lines. On a same-store basis, tons sold increased in the three months ended March 31, 2026, compared to the year-ago period for most product lines with the largest increases in our stainless plate, carbon long, and stainless long, partially offset by decreases in aluminum flat and aluminum plate tons sold.

Cost of materials sold

	March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold	$1,277.7	81.6%	$931.3	82.0%	$346.4	37.2%

	March 31,		Cost	Percentage
	2026	2025	change	change
Average cost of materials sold per ton sold	$1,948	$1,863	$85	4.6%

The increase in cost of materials sold in the three months ended March 31, 2026 compared to the year-ago period is primarily due to the merger with Olympic Steel as well as an increase in average cost of materials sold per ton. On a same-store basis, the average cost of materials sold increased across all of our product lines in the three months ended March 31, 2026 with the largest increases in our aluminum plate, aluminum flat, and aluminum long lines. During the first quarter of 2026, LIFO expense was $10.0 million compared to LIFO expense of $6.8 million in the first quarter of 2025.

Gross profit

	March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit	$288.8	18.4%	$204.4	18.0%	$84.4	41.3%

Gross profit increased in the three months ended March 31, 2026 compared to the year-ago period primarily due to the merger with Olympic Steel as well as average selling prices increasing faster than the increase in average cost of materials sold.

Operating expenses

	March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses	$265.2	16.9%	$202.1	17.8%	$63.1	31.2%
Warehousing, delivery, selling, general, and administrative expenses, same-store	$217.6	16.8%	$202.1	17.8%	$15.5	7.7%
Impairment charges on assets	$0.4	—	—	—	$0.4	100.0%

Warehousing, delivery, selling, general, and administrative expenses increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the merger with Olympic Steel on February 13, 2026, which increased operating expenses by $47.6 million. On a same-store-basis, expenses increased $15.5 million in the three months ended March 31, 2026 primarily due to higher advisory services fees related to the merger with Olympic Steel. In addition, the three months ended March 31, 2026 included increased benefit expenses, primarily due to higher medical expenses and stock compensation expense, as well as higher incentive compensation, operating expenses, and delivery expenses.

The three months ended March 31, 2026 includes an impairment charge of $0.4 million related to the impairment of equipment.

Operating profit

	March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit	$23.2	1.5%	$2.3	0.2%	$20.9	908.7%

Our operating profit increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the increase in gross profit discussed above.

Other expenses

	March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt	$(11.7)	(0.7)%	$(9.5)	(0.8)%	$(2.2)	(23.2)%
Other income and (expense), net	$1.7	0.1%	$0.3	—	$1.4	466.7%

Interest and other expense on debt increased in the three months ended March 31, 2026 compared to the year-ago period primarily due to higher level of borrowings outstanding under the revolving credit facility (“the Ryerson Credit Facility”), partially offset by lower interest rates.

The other income in the three months ended March 31, 2026 includes foreign currency translation gains of $2.1 million. The other income in the three months ended March 31, 2025 includes a $0.2 million settlement gain related to lump-sum buyouts for the Central Steel & Wire ("CSW") pension plan.

Provision (benefit) for income taxes. Our effective income tax rate was 62.1% in the first quarter of 2026 compared to 23.2% in the first quarter of 2025. The difference between our effective income tax rates and the U.S. federal statutory rate of 21.0% was mainly due to state and foreign income taxes and the effects of certain discrete items recorded during the period, including one-time items related to the Olympic Steel Merger.

Earnings (loss) per share. The changes in earnings per share are due to the results of operations discussed above. In addition, we issued 19.5 million shares of common stock to complete the Olympic Steel Merger on February 13, 2026, partially offset by share repurchases of 74,278 shares since January 1, 2026.

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

We had cash and cash equivalents of $25.1 million at March 31, 2026, compared to $26.9 million at December 31, 2025. Our total debt outstanding at March 31, 2026 increased to $907.7 million compared to $463.1 million at December 31, 2025 as a result of the merger with Olympic Steel and net cash used in operating activities in the first three months of 2026. As part of purchase consideration in the merger with Olympic Steel, Ryerson paid $270.0 million net of cash acquired to extinguish Olympic Steel's existing debt. We had a debt-to-capitalization ratio of 41% and 38% at March 31, 2026 and December 31, 2025, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $618 million at March 31, 2026 versus $502 million at December 31, 2025. Our net debt (defined as total debt less cash and cash equivalents) was $883 million and $436 million at March 31, 2026 and December 31, 2025, respectively. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$25	$27
Availability under Ryerson Credit Facility and foreign debt facilities	593	475
Total liquidity	$618	$502

Below is a reconciliation of total debt to net debt:

	March 31, 2026	December 31, 2025
	(In millions)
Total debt	$908	$463
Less: cash and cash equivalents	(25)	(27)
Net debt	$883	$436

Of the total cash and cash equivalents as of March 31, 2026, $8.2 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income (loss)	$5.0	$(5.3)
Change in operating assets and liabilities:
Receivables	(188.2)	(102.3)
Inventories	(45.3)	27.5
Accounts payable	36.9	35.0
All other operating cash flows	12.4	3.9
Net cash used in operating activities	(179.2)	(41.2)
Acquisitions, net of cash acquired	(270.0)	—
Capital expenditures	(12.2)	(8.0)
All other investing cash flows	1.2	—
Net cash used in investing activities	(281.0)	(8.0)
Net proceeds from borrowings	452.5	29.7
Net increase in book overdrafts	27.0	32.1
Dividends paid to shareholders	(9.7)	(6.0)
Credit facility issuance costs	(8.3)	—
Share repurchases	(1.6)	—
All other financing cash flows	(0.8)	(1.4)
Net cash provided by financing activities	459.1	54.4
Effect of exchange rates on cash and cash equivalents	—	0.2
Net change in cash and cash equivalents	$(1.1)	$5.4

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first three months of 2026, working capital requirements increased due to stronger demand and increasing metal commodity prices, which drove higher sales levels during the first quarter of 2026 compared to the fourth quarter of 2025, resulting in an increase in accounts receivables. Inventory levels also increased in the first quarter of 2026 as inventory was purchased to meet higher sales levels and metals pricing increased. Increased purchasing activity and timing of payments at the end of the first quarter of 2026 resulted in an increase in accounts payable compared to fourth quarter of 2025. In the first three months of 2025, working capital requirements increased mainly due to higher sales levels compared to the fourth quarter of 2024 driving an increase in accounts receivables and a slight decrease in inventory quantities, as tons were sold faster than they were replaced after stock was built through 2024 year-end buys. Increased operating activity and timing of payments at the end of the first quarter of 2025 resulted in an increase in accounts payable.

Investing activities. The Company's main investing activities are acquisitions and capital expenditures. During the first three months of 2026, the Company paid $270 million, net of cash acquired, to extinguish Olympic Steel's debt and complete the Olympic Steel Merger.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first three months of 2026, we increased credit facility borrowings to extinguish Olympic Steel's debt in conjunction with the Olympic Steel Merger. Additionally, credit facility borrowings increased in the first three months of 2025 and 2026, to fund higher working capital requirements due to increased demand in the first quarter compared to the fourth quarter. Book overdrafts fluctuate based on the timing of payments. Cash dividends paid increased from $6.0 million in the first three months of 2025 to $9.7 million in the first three months of 2026 due higher shares outstanding after 19.5 million shares were issued to complete the Olympic Steel Merger. In the first three months of 2026, we paid $8.3 million in fees related to amending the Ryerson Credit Facility and we repurchased $1.6 million of common stock.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds which totaled approximately $6 million and $8 million, respectively as of March 31, 2026. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $907.7 million at March 31, 2026 from $463.1 million at December 31, 2025, mainly due to cash utilized to pay off Olympic Steel indebtedness upon the close of the Olympic Steel Merger as well as increased working capital requirements due to increased customer demand.

Total debt outstanding as of March 31, 2026 consisted of the following amounts: $915.0 million of borrowings under the Ryerson Credit Facility, $2.6 million of foreign debt, less $9.9 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2025, pension liabilities exceeded plan assets by $33.1 million. Through the three months ended March 31, 2026, we have made $1.9 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $9.5 million in the remaining nine months of 2026 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

For further information regarding our pension and postretirement benefit plans, see Note 8: Employee Benefits in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

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

Material Cash Requirements

The Company expects to make approximately $918 million in principal payments to satisfy its debt obligations, consisting of $3 million in foreign debt coming due in the next twelve months and $915 million related to the Ryerson Credit Facility coming due in 2031. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

The Company expects to pay approximately $46 million of interest on the Ryerson Credit Facility over the next twelve months and $177 million thereafter. Interest payments related to variable rate debt were estimated using the weighted average interest rate for the debt instrument.

The Company leases various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. We have non-cancelable operating leases expiring at various times through 2045 and finance leases expiring at various times through 2033. The total amount of future lease payments is estimated to be $503 million, with $58 million due over the next 12 months. We did not have any material leases signed but not yet commenced as of March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary areas of market risk include changes in interest rates, foreign currency exchange rates, and commodity prices. We continually monitor these risks and develop strategies to manage them.

Interest rate risk

We are exposed to market risk related to our variable-rate long-term debt. As of March 31, 2026 and December 31, 2025, we have no publicly traded debt. The carrying value of our debt was $915.0 million and $463.2 million at March 31, 2026 and December 31, 2025, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of March 31, 2026, we have no outstanding interest rate swaps.

As of March 31, 2026, all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first three months of 2026 by approximately $2.1 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.6 million outstanding at March 31, 2026 with zero value. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2026, the Company recognized zero gain or loss associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2026 would increase or decrease the fair value of the foreign currency contracts by $0.2 and $0.3 million respectively.

The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) until there is a liquidation or sale of those foreign subsidiaries.

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

As of March 31, 2026, we had 16,820 tons of hot roll coil swap contracts with a net asset value of $1.7 million, 23,714 tons of aluminum swap contracts with a net asset value of $10.2 million, 610 tons of nickel swap contracts with a net asset value of $0.3 million, 6,802 tons of copper swap contracts with a net asset value of $3.6 million, 1,520,000 gallons of diesel fuel contracts with net asset value of $1.7 million, and 101,880 gallons of natural gas contracts with zero value. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2026, the Company recognized a gain of $6.4 million associated with its metal and energy commodity derivatives, net of embedded customer derivatives.

A hypothetical strengthening or weakening of 10% in the commodity and energy prices underlying the derivative contracts from the market rate as of March 31, 2026 would increase or decrease the fair value of derivative contracts by $7.0 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of March 31, 2026, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program.

Our share repurchases during the first quarter of 2026 were made in the open market under a Rule 10b5-1 and Rule 10b-18 trading arrangement

(“10b5-1 Plan”), as defined in Item 408(a) of Regulation S-K, under the Securities Exchange Act of 1934. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
January 1, 2026 - January 31, 2026	—	$—	—	$38.4
February 1, 2026 - February 28, 2026	—	—	—	38.4
March 1, 2026 - March 31, 2026	74,278	21.15	74,278	36.8
	74,278		74,278

(1) On May 6, 2026, the Board of Directors authorized a new share repurchase program of $100.0 million expiring April 30, 2028. Our prior share repurchase program, which expired in April 2026, was authorized for repurchases up to $150.0 million. We repurchase shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

On March 2, 2026, after the exhaustion of his previous plan, Edward Lehner, Chief Executive Officer of the Company, entered into a new stock trading plan designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”). Under the terms of his plan, Mr. Lehner may sell up to 38,379 shares of the Company’s common stock beginning on June 1, 2026, and continuing through March 31, 2027.

On February 26, 2026, Molly Kannan, Chief Accounting Officer and Corporate Controller of the Company, entered into a stock trading plan designed to comply with Rule 10b5-1. Under the terms of her plan, Ms. Kannan may sell up to 4,500 shares of the Company’s common stock beginning on May 29, 2026, and continuing through November 30, 2026.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.1	Amendment No. 1 to the Ryerson Holding Corporation Second Amended and Restated 2014 Omnibus Incentive Plan.	8-K	001-34735	February 13, 2026

10.2	Olympic Steel, Inc. Amended and Restated 2007 Omnibus Incentive Plan, as amended and restated effective February 13, 2026.	8-K	001-34735	February 13, 2026

10.3

Amendment No.7, dated as of February 13, 2026 to Credit Agreement dated as of July 24, 2015, among Ryerson Holding Corporation, Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., and each of the other borrowers and guarantors, the lenders party thereto, and Bank of America, N.A., as the administrative agent and collateral agent.

		8-K	001-34735	February 13, 2026

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Written Statement of Edward J. Lehner, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X*

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

Date: May 6, 2026