Form 10-Q
period 2026-06-30
Ryerson Holding Corp
filed 2026-07-29
CIK 1481582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, there were 51,898,653 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,006.2	$1,169.3	$3,572.7	$2,305.0
Cost of materials sold	1,651.0	959.9	2,928.7	1,891.2
Gross profit	355.2	209.4	644.0	413.8
Warehousing, delivery, selling, general, and administrative	320.3	201.8	585.5	403.9
Impairment charges on assets	0.5	1.8	0.9	1.8
Operating profit	34.4	5.8	57.6	8.1
Other income and (expense), net	1.9	(2.3)	3.6	(2.0)
Interest and other expense on debt	(14.3)	(9.8)	(26.0)	(19.3)
Income (loss) before income taxes	22.0	(6.3)	35.2	(13.2)
Provision (benefit) for income taxes	6.0	(8.4)	14.2	(10.0)
Net income (loss)	16.0	2.1	21.0	(3.2)
Less: Net income attributable to noncontrolling interest	0.5	0.2	1.0	0.5
Net income (loss) attributable to Ryerson Holding Corporation	$15.5	$1.9	$20.0	$(3.7)
Comprehensive income	$13.5	$10.5	$15.4	$4.4
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3	0.9	0.5
Comprehensive income attributable to Ryerson Holding Corporation	$13.1	$10.2	$14.5	$3.9
Basic earnings (loss) per share	$0.30	$0.06	$0.42	$(0.12)
Diluted earnings (loss) per share	$0.30	$0.06	$0.42	$(0.12)

Dividends declared per share	$0.1875	$0.1875	$0.3750	$0.3750

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income (loss)	$21.0	$(3.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55.1	38.6
Stock-based compensation	8.4	6.8
Deferred income taxes	7.2	(0.9)
Provision for allowances, claims, and doubtful accounts	3.2	2.0
Impairment charges on assets	0.9	1.8
Gain on insurance settlement	(0.6)	—
Pension settlement gain	(0.5)	(0.5)
Non-cash (gain) loss from derivatives	0.7	(3.9)
Other items	(0.8)	(0.9)
Change in operating assets and liabilities:
Receivables	(269.6)	(104.6)
Inventories	(93.3)	12.1
Other assets and liabilities	(20.0)	3.2
Accounts payable	66.5	51.9
Accrued liabilities	26.9	0.2
Accrued taxes payable/receivable	4.2	(10.6)
Deferred employee benefit costs	(4.9)	(11.1)
Tenant improvement allowance	1.5	1.7
Net increase in book overdrafts	36.3	15.0
Net adjustments	(178.8)	0.8
Net cash used in operating activities	(157.8)	(2.4)
Investing activities:
Acquisitions, net of cash acquired	(270.0)	—
Capital expenditures	(28.5)	(17.9)
Proceeds from sale of property, plant, and equipment	5.5	0.3
Proceeds from insurance settlement	0.8	0.6
Other items	(0.3)	(4.0)
Net cash used in investing activities	(292.5)	(21.0)
Financing activities:
Proceeds from borrowings	942.2	358.6
Payments made on borrowings	(442.6)	(316.4)
Credit facility issuance costs	(8.3)	—
Principal payments on finance lease obligations	(3.3)	(2.8)
Dividends paid to shareholders	(19.4)	(12.0)
Share repurchases	(2.4)	—
Proceeds from exercise of common stock options	0.4	—
Contingent payment related to acquisitions	—	(1.6)
Proceeds from finance lease obligations	0.4	2.2
Tax withholdings on stock-based compensation awards	(1.4)	(2.6)
Net cash provided by financing activities	465.6	25.4
Net increase in cash, cash equivalents, and restricted cash	15.3	2.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.2	0.9
Net change in cash, cash equivalents, and restricted cash	15.5	2.9
Cash, cash equivalents, and restricted cash—beginning of period	27.8	29.3
Cash, cash equivalents, and restricted cash—end of period	$43.3	$32.2
Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties, net	$20.1	$19.1
Income taxes, net	2.8	2.9
Noncash investing activities:
Asset additions under operating leases	4.8	15.2
Asset additions under finance leases	0.5	2.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.9	$26.9
Restricted cash	1.4	0.9
Receivables less provisions of $2.4 at June 30, 2026 and $2.7 at December 31, 2025	927.2	460.8
Inventories	1,193.7	648.3
Prepaid expenses and other current assets	102.4	85.9
Total current assets	2,266.6	1,222.8
Property, plant, and equipment, at cost	1,528.7	1,179.8
Less: Accumulated depreciation	606.9	570.0
Property, plant, and equipment, net	921.8	609.8
Operating lease assets	343.8	323.9
Other intangible assets less accumulated amortization of $108.7 at June 30, 2026 and $102.4 at December 31, 2025	81.8	58.2
Goodwill	164.4	161.5
Deferred charges and other assets	63.3	28.5
Total assets	$3,841.7	$2,404.7
Liabilities
Current liabilities:
Accounts payable	$788.1	$516.0
Salaries, wages, and commissions	76.6	40.5
Other accrued liabilities	115.0	72.0
Short-term debt	2.6	1.9
Current portion of operating lease liabilities	41.7	34.0
Current portion of deferred employee benefits	3.6	3.7
Total current liabilities	1,027.6	668.1
Long-term debt	952.6	461.2
Deferred employee benefits	89.1	70.2
Noncurrent operating lease liabilities	331.9	318.6
Deferred income taxes	121.5	110.2
Other noncurrent liabilities	20.2	12.8
Total liabilities	2,542.9	1,641.1
Commitments and contingencies
Equity
Ryerson Holding Corporation stockholders’ equity:
Preferred stock, $0.01 par value; 7,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,233,293 and 40,373,512 shares issued at June 30, 2026 and December 31, 2025, respectively	0.6	0.4
Capital in excess of par value	976.6	432.6
Retained earnings	699.2	698.8
Treasury stock at cost – Common stock of 8,342,140 and 8,164,148 shares at June 30, 2026 and December 31, 2025, respectively	(240.8)	(237.0)
Accumulated other comprehensive loss	(147.2)	(141.7)
Total Ryerson Holding Corporation stockholders’ equity	1,288.4	753.1
Noncontrolling interest	10.4	10.5
Total equity	1,298.8	763.6
Total liabilities and equity	$3,841.7	$2,404.7

See Notes to Condensed Consolidated Financial Statements.

RYERSON HOLDING CORPORATION AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Unless the context indicates otherwise, Ryerson Holding Corporation ("Ryerson Holding") and its subsidiary companies are collectively referred to as “Ryerson,” or "the Company”.

Ryerson Holding, a Delaware corporation, is the parent company of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation. Affiliates of Platinum Equity, LLC (“Platinum”) own 3,924,478 shares of common stock, which is approximately 7.6% of the Company's outstanding common stock as of June 30, 2026.

Ryerson is a leading value-added processor and distributor of industrial metals with operations in the U.S. through JT Ryerson and other U.S. subsidiaries, including Olympic Steel, Inc. ("Olympic Steel"), which was added via merger on February 13, 2026, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to the North American operations, the Company conducts materials processing and distribution operations in China through an indirect wholly-owned subsidiary, Ryerson China Limited (“Ryerson China”), a Chinese limited liability company.

Basis of Presentation

The Company's Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2026 and for the three-month and six-month periods ended June 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and therefore do not include all information and disclosures normally included in the annual Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimated amounts. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. Results of operations for any interim period are not necessarily indicative of results for any future periods or for the year. The year-end Condensed Consolidated Balance Sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassifications

During 2026, the Company reclassified the presentation of cash flows for the net change in book overdrafts from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows. Prior period amounts were reclassified to conform to the current period presentation, and in each period that amount is presented as a separate line within operating activities. The reclassification did not impact the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss).

Additionally, in the first six months of 2025, the Company presented its proceeds and repayments of borrowings under its revolving credit facility (“the Ryerson Credit Facility”) on a net basis as the borrowings had original maturities of three months or less and qualified for net presentation. Later in 2025 and in the first six months of 2026, the Company executed certain borrowings under the Ryerson Credit Facility with original maturities greater than three months and no longer qualified for net reporting. Thus the Company is presenting the borrowing activity on a gross basis in the statement of cash flows and has reclassified prior year presentation to conform with current year presentation for comparability.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards—Adopted

No accounting pronouncements have been issued and adopted in 2026 that impact the Company's financial statements.

Recently Issued Accounting Standards—Not Yet Adopted

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025 issued an update through ASU 2025-01. The amendment requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The categories required to be disclosed under the amendment include; purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as a qualitative description of the amount remaining in relevant expense captions that are not disaggregated quantitatively. Additionally, disclosure is required of the total amount of selling expenses and the entity's definition of selling expenses in the annual reporting periods only. This update is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied on either a retrospective or prospective basis. The Company is assessing the impact of adoption, but does not expect this guidance to materially impact the consolidated financial statements, other than enhanced disclosures.

In September 2025, FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The amendment changes certain aspects of the accounting and disclosure of software costs. Under the amendment, companies will no longer use the concept of "development stages" in determining the relevant software costs to be capitalized. Software costs will be capitalizable if management, implicitly or explicitly, authorizes and commits to funding a software project and the probable-to-complete threshold is met. This update is effective for annual periods beginning after December 15, 2027 and early adoption is permitted. These amendments can be applied prospectively to new software costs incurred as of the beginning of the adoption period for all projects, prospectively to new software costs incurred only for projects that meet the new capitalization requirements, or retrospectively by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the first period presented. The Company is assessing the impact of adoption, but does not expect this guidance to materially impact the consolidated financial statements.

NOTE 3: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the beginning and ending cash balances shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2026	2025
	(In millions)
Cash and cash equivalents	$41.9	$26.9
Restricted cash	1.4	0.9
Total cash, cash equivalents, and restricted cash	$43.3	$27.8

The Company had cash restricted for the purpose of covering letters of credit that can be presented for potential insurance claims and material purchases.

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

See the Condensed Consolidated Balance Sheets for the June 30, 2026 and December 31, 2025 values of our inventory.

If current cost had been used to value inventories, such inventories would have been $178 million and $151 million higher than reported at June 30, 2026 and December 31, 2025, respectively. Approximately 57% and 87% of inventories were accounted for under the LIFO method at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 non-LIFO inventories consist primarily of inventory at Olympic Steel facilities, which were acquired during the first quarter of 2026. These inventories are costed using the specific identification method or a weighted average rolling first-in, first-out ("FIFO") method. Other non-LIFO inventories consist of foreign facilities, where the Company uses the moving average cost and the specific cost methods to value inventory. As most metals products can be sold as-is to customers at various stages throughout processing, Ryerson considers substantially all inventories to be finished goods.

The Company has consignment inventory at certain customer locations, which totaled $5.9 million and $4.5 million at June 30, 2026 and December 31, 2025, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $164.4 million and $161.5 million at June 30, 2026 and December 31, 2025, respectively. The Company recognized $2.9 million of goodwill within the Olympic Steel reporting unit during the first six months of 2026 related to purchase accounting adjustments following the merger with Olympic Steel. See Note 6: Acquisitions for further information. The goodwill recognized during the first six months of 2026 is fully tax deductible for income tax purposes.

Pursuant to FASB ASC 350, “Intangibles – Goodwill and Other,” the Company reviews the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur that might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2025, and it was determined that no impairment existed.

Other intangible assets with finite useful lives are amortized over their useful lives. The Company added $30.0 million of intangible assets during the first six months of 2026 relating to the merger with Olympic Steel, see Note 6: Acquisitions for further information. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On February 13, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Agreement and Plan of Merger, (the “Merger Agreement”), dated as of October 28, 2025, by and among Ryerson Holding, Crimson MS Corp., an Ohio corporation and a direct wholly owned subsidiary of Ryerson Holding (“Merger Sub”), and Olympic Steel, an Ohio corporation. On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Olympic Steel in accordance with Ohio law (the “Olympic Steel Merger”). At the effective time of the Olympic Steel Merger, each issued and outstanding share of common stock of Olympic Steel, without par per share (the “Olympic Common Stock”) (other than certain excluded shares), was converted into the right to receive 1.7105 shares of Ryerson Holding’s common stock, rounded down to the nearest whole share, and cash in lieu of fractional shares. Upon the completion of the Olympic Steel Merger, Olympic Steel, as the surviving corporation, became a wholly owned subsidiary of Ryerson Holding. The Olympic Steel Merger is expected to enhance the combined company's presence as one of the largest North American metals service centers and represents a highly compatible strategic match as it will bring Olympic Steel's complementary footprint, capabilities, and product offerings into Ryerson's intelligently interconnected network of value-added service centers. The fair value of purchase consideration amounted to $837.3 million.

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

Ryerson Holding also converted Olympic Steel's restricted stock units to Ryerson restricted stock units amounting to $7.8 million for the units that were vested as of the Closing Date. For the unvested restricted stock units that were transferred to Ryerson restricted stock units on the Closing Date, $0.8 million of compensation expense will be recognized in future periods.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the Closing Date:

(In millions)
Cash and cash equivalents	$32.2
Receivables	200.2
Inventories	454.4
Prepaid expenses and other current assets	6.9
Property, plant, and equipment	332.6
Operating lease assets	37.0
Other intangible assets	30.0
Goodwill	2.9
Deferred charges and other assets	24.9
Total identifiable assets acquired	1,121.1
Accounts payable	(168.4)
Salaries, wages, and commissions	(30.4)
Other accrued liabilities	(10.9)
Operating lease liabilities	(36.6)
Deferred employee benefits	(23.8)
Deferred income taxes	(4.4)
Other noncurrent liabilities	(9.3)
Total liabilities assumed	(283.8)
Net identifiable assets acquired	$837.3

The Olympic Steel Merger was accounted for under the acquisition method of accounting and, accordingly, the purchase price for the transaction has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the Closing Date. The Company utilized a third-party valuation firm to determine the fair values of inventory, property, plant, and equipment, leases, and intangible assets by utilizing management estimates, and assumptions using income, market, and cost approaches, and assumptions such as projections of future revenues, costs and cash flow, discount rates, and long-term growth rates. As of the reporting date, the purchase price allocation was based on preliminary estimates as the Company was unable to obtain all of the information necessary to finalize the determination of fair values for the assets acquired and liabilities assumed. These provisional assets and liabilities will be adjusted to reflect the final determined amounts and management's valuation of deferred income taxes, and those adjustments may be material. The fair values of all assets acquired and liabilities assumed are considered preliminary as reflected on the Condensed Consolidated Balance Sheet as of June 30, 2026. The fair value measurement of property, plant, and equipment and intangible assets are characterized as Level 3 in the fair value hierarchy. The measurement period for purchase price allocations will end no later than 12 months after the acquisition date.

Given the short period of time between transaction close and first quarter 2026 reporting, the first quarter 2026 purchase price allocation was based on preliminary estimates from a benchmarking allocation analysis using historical transactions as a basis. During the three months ended June 30, 2026, refinements were made to the purchase price allocation that resulted in a net increase to goodwill of $2.9 million, primarily due to valuation adjustments of a decrease in accounts receivable of $0.1 million, an increase in inventory of $16.1 million, an increase in property, plant, and equipment of $55.3 million, a decrease in operating lease right-of-use assets of $2.9 million, a decrease in intangibles assets of $72.6 million, a decrease in operating lease liabilities of $4.4 million, an increase in net deferred tax liabilities of $2.7 million, and an increase in other liabilities of $0.4 million.

As part of the preliminary purchase price allocations, we allocated $13.0 million to trade names and $17.0 million to customer relationships with useful lives of 5 years and 10 years, respectively. The goodwill arising from the Olympic Steel Merger consists largely of expected strategic benefits, including enhanced operational scale and expansion of processing capabilities across the combined Company. See Note 5: Goodwill and Other Intangible Assets for further information on the goodwill recorded.

The fair value of accounts receivable acquired is $200.2 million. Based on our preliminary assessment, $0.1 million of accounts receivable was deemed uncollectible.

Included in the Condensed Consolidated Statements of Comprehensive Income (Loss) were net sales related to Olympic Steel of $564.2 million and $836.9 million and net loss related to Olympic Steel of $7.8 million and $3.7 million for the three and six months ended June 30, 2026, respectively. The Olympic Steel net loss in 2026 is being driven by a $15.7 million increase to cost of materials sold in the second quarter related to a partial roll off of inventory purchase accounting fair value adjustments. The Company recognized a total of $14.6 million in acquisition-related fees, $0.5 million and $6.8 million of which were included in Warehousing, delivery, selling, general, and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months period ended June 30, 2026, respectively. The remaining acquisition related fees were recorded in the fourth quarter of 2025.

The following unaudited pro forma information represents consolidated results of operations after the effects of certain adjustments, including elimination of intercompany sales, adjustments to amortization and depreciation expense related to the preliminary fair value adjustments, interest expense incurred on new financing, stock compensation expense, one-time transaction costs, and the tax effects of the adjustments for the three and six months ended June 30, 2026 and 2025 as if the Olympic Steel Merger on February 13, 2026 had occurred on January 1, 2025. The supplemental pro forma net income attributable to Ryerson Holding Corporation was adjusted to move the $15.7 million inventory adjustment to cost of material sold recognized in the three and six months ended June 30, 2026 and the one-time transaction costs of $7.8 million from the fourth quarter of 2025, $0.5 million from the three months ended June 30, 2026, and $6.8 million from the six months ended June 30, 2026 into the first quarter of 2025 as these are nonrecurring items. These pro forma results are presented for comparative purposes only and are not indicative of what would have occurred had the Olympic Steel Merger been made as of January 1, 2025, or of any potential results which may occur in the future:

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net sales	$2,006.2	$1,665.3	$3,823.3	$3,293.3
Net income (loss) attributable to Ryerson Holding Corporation	29.0	3.9	20.1	(27.1)

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In millions)
Ryerson Credit Facility	$962.0	$463.2
Foreign debt	2.6	1.9
Unamortized debt issuance costs	(9.4)	(2.0)
Total debt	955.2	463.1
Less: Short-term foreign debt	2.6	1.9
Total long-term debt	$952.6	$461.2

Ryerson Credit Facility

On February 13, 2026, the Company entered into the seventh amendment to the Ryerson Credit Facility which among other items, increased the facility size from $1.3 billion to $1.8 billion and extended the maturity date from June 29, 2027 to February 13, 2031.

At June 30, 2026, the Company had $962.0 million of outstanding borrowings, $7 million of letters of credit issued, and $668 million available under the Ryerson Credit Facility compared to $463.2 million of outstanding borrowings, $1 million of letters of credit issued, and $428 million available at December 31, 2025. Total credit availability is limited by the amount of eligible accounts receivable, inventory, and qualified cash pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these three amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, is comprised of the aggregate value of all accounts directly created by a borrower or guarantor in the ordinary course of business arising out of the sale of goods or the rendering of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts. Eligible inventory, at any date of determination, is comprised of the net orderly liquidation value of all inventory owned by a borrower or guarantor located in the United States and Canada and certain in-transit inventory. Qualified cash consists of cash in an eligible deposit account that is subject to customary restrictions and liens in favor of the lenders.

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

The applicable margin over the base and prime rates is between 0.25% and 0.50% and the applicable margin over the Term SOFR and Term CORRA is between 1.25% and 1.50%, depending on the amount available to be borrowed under the Ryerson Credit Facility; provided that such applicable margin shall be reduced by 0.125% if the leverage ratio set forth in the most recently delivered compliance certificate is less than or equal to 3.50 to 1.00. The Company also pays an unused line fee on amounts not borrowed at a rate of 0.20% per annum. Overdue amounts and all amounts owed during the existence of a payment event of default bear interest at 2.00% per annum above the rate otherwise applicable thereto. The weighted average interest rate on outstanding borrowings under the Ryerson Credit Facility was 4.9% and 5.2% at June 30, 2026 and December 31, 2025, respectively.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables, lockbox and certain deposit accounts, and related assets of the borrowers and the guarantors subject to certain exceptions.

The Ryerson Credit Facility also contains covenants that, among other things, restrict Ryerson Holding and its restricted subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets, acquisitions, investments, dividends, and other restricted payments and prepayments of junior indebtedness. The Ryerson Credit Facility also requires that, if availability under the Ryerson Credit Facility declines to a certain level, the Company has to maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments, the occurrence of a change of control of the Company, and a cross-default to certain other material financing arrangements. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

If Ryerson Holding, JT Ryerson, or any material restricted subsidiaries of Ryerson Holding become insolvent or commence bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Foreign Debt

Ryerson China had $1.1 million and $0.6 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.05%, rather than interest at June 30, 2026, and December 31, 2025, respectively. These balances are secured with Ryerson China's accounts receivables. Additionally, Ryerson China had $1.5 million and $1.3 million of debt related to letter of credit drawdowns that incur an initiation fee of 0.15%, rather than interest at June 30, 2026 and December 31, 2025, respectively. These balances are not secured with any of Ryerson China's assets.

Availability under the foreign credit lines was $47 million at June 30, 2026 and December 31, 2025.

NOTE 8: EMPLOYEE BENEFITS

The following tables summarize the components of net periodic benefit cost (credit) for the Ryerson pension plans and postretirement benefit plans other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.3	$0.4	$0.1	$0.1
Interest cost	3.3	3.6	0.4	0.4
Expected return on assets	(3.6)	(3.8)	—	—
Settlement gain	(0.3)	(0.3)	—	—
Recognized actuarial (gain) loss	1.4	1.1	(1.5)	(1.7)
Net periodic benefit cost (credit)	$1.1	$1.0	$(1.0)	$(1.2)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2026	2025	2026	2025
	(In millions)
Components of net periodic benefit cost (credit)
Service cost	$0.6	$0.7	0.1	$0.1
Interest cost	6.6	7.3	0.7	0.8
Expected return on assets	(7.1)	(7.6)	—	—
Settlement gain	(0.5)	(0.5)	—	—
Recognized actuarial (gain) loss	2.7	2.2	(2.9)	(3.4)
Net periodic benefit cost (credit)	$2.3	$2.1	$(2.1)	$(2.5)

Components of net periodic benefit cost (credit), excluding service cost, are included in Other income and (expense), net in the Condensed Consolidated Statement of Comprehensive Income.

In 2025, the CSW Pension Plan had, and in 2026 it is expected to have, lump sum payments in excess of service cost and interest cost. Therefore, a settlement gain of $0.5 million was recorded in the first six months of both 2025 and 2026. The pension settlements were recorded within Other income and (expense), net within the Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2026 and 2025.

The Company contributed $6.1 million to the pension plan funds through the six months ended June 30, 2026, and anticipates that it will have a minimum required pension contribution funding of approximately $5.3 million for the remaining six months of 2026.

NOTE 9: COMMITMENTS AND CONTINGENCIES

In October 2011, the United States Environmental Protection Agency (the “EPA”) named JT Ryerson as one of more than 100 businesses that may be a potentially responsible party (“PRP”) for the Portland Harbor Superfund Site (the “PHS Site”). In 2017, the EPA issued its Record of Decision (“ROD”) for the site, which provides for a combination of dredging, capping, and enhanced natural recovery that would take approximately thirteen years to construct plus additional time for monitored natural recovery, at a then- estimated present value cost of $1.05 billion; however, the remedial designs and cost projections issued after the ROD indicate that the final costs for the entire site will be higher. A final allocation of costs of remediation among the various PRPs is not anticipated until 2027. All dates included herein are subject to change.

There are sixteen project areas identified within the PHS Site; JT Ryerson’s identification as a PRP relates to its past operations within two of those project areas: (1) the “Burgard Way” site, which is a subset of the River Mile 3.5 East Project Area and (2) the “Basin Avenue” site, which is a subset of the Swan Island Basin Project Area.

The EPA has set forth its desire for a single overarching consent decree to be negotiated and signed by all settling parties by March of 2027 at the latest. This decree would include implementation of the various proposed remedial design plans, sequencing, and payment of costs for all work to be done at the site, and site-wide covenants not to sue. To facilitate this process, in November 2024, the EPA issued a draft consent decree. At the same time, the EPA also issued Special Notice Letters (“SNL”), which give PRPs information as to why the EPA thinks they are liable as well as clean-up plans. The SNLs invited recipients to “participate in formal negotiations with the EPA to reach a settlement to conduct or finance the response action at the Site” and gave recipients until late May 2025 to submit good faith offers in response. JT Ryerson did not receive an SNL from the EPA.

On May 29, 2026, the third party engaged by the Participation and Common Interest Group (“PCI Group”) to assist with cost estimates for the site issued its draft Joint Preliminary Allocation Report (“JPAR”). The members of the PCI Group have now entered into an allocation report phase during which the mediator meets with each member of the PCI Group to review and solicit comments on the proposed allocations; that phase is scheduled to end on August 31, 2026. Written comments to the JPAR are due on or before September 10, 2026, and the final JPAR is scheduled to be issued on or before November 9, 2026, after which time it will be shared with the EPA.

As the EPA has not yet allocated responsibility for the contamination among the PRPs, including JT Ryerson, and the final cost estimates for the Burgard Way and Basin Avenue sites are not yet known, we do not currently have sufficient information available to us to determine whether the ROD will be executed as currently stated, whether the allocations proposed by the draft JPAR will be included in the final version or accepted by the EPA, whether and to what extent JT Ryerson may be held responsible for any of the identified contamination, and how much (if any) of the final plan’s costs might ultimately be allocated to JT Ryerson. Therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various other claims and pending actions against the Company. The amount of liability, if any, for those claims and actions as of June 30, 2026 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company maintains liability insurance coverage to assist in protecting its assets from losses arising from or related to activities associated with business operations.

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

The Company’s segment revenue, significant expenses regularly reviewed by the CODM, and other segment items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net sales	$2,006.2	$1,169.3	$3,572.7	$2,305.0
Less [1] :
Cost of materials sold, excluding LIFO expense	1,634.0	946.7	2,901.7	1,871.2
LIFO expense	17.0	13.2	27.0	20.0
Delivery expense	60.6	31.7	102.3	61.8
Compensation and benefits expense	156.2	92.9	287.3	189.5
Selling, general, and administrative expense	22.3	19.1	41.2	36.8
Operating expense - fixed	20.0	18.7	40.3	38.7
Operating expense - variable	26.3	15.3	47.0	30.3
Reorganization expense and one-time items [2]	2.3	5.0	6.0	9.0
Depreciation and amortization expense	31.7	19.4	55.1	38.6
Interest and other expense on debt	14.3	9.8	26.0	19.3
Other segment items [3]	(0.5)	3.8	3.6	3.0
Income (loss) before income taxes	22.0	(6.3)	35.2	(13.2)
Provision (benefit) for income taxes	6.0	(8.4)	14.2	(10.0)
Net income (loss)	16.0	2.1	21.0	(3.2)
Less: Net income attributable to noncontrolling interest	0.5	0.2	1.0	0.5
Net Income (loss) attributable to Ryerson Holding Corporation	$15.5	$1.9	$20.0	$(3.7)

(1) The significant expense categories and amounts align with the information that is regularly provided to the CODM.

(2) Reorganization expense and one-time items is used by management to capture excess costs associated with one-time events or with implementing significant Company projects or changes and allows the CODM to assess performance without the impact of these items. It is not a GAAP financial measure. Expenses excluding reorganization expense and one-time items should not be used as a substitute for total expenses reported on our Condensed Consolidated Statements of Comprehensive Income (Loss).

(3) Other segment items include merger expenses, foreign exchange gain and loss, pension settlement gains, impairment charges on assets, discounts on accounts receivable factoring, and pension and postretirement benefit costs other than service costs.

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

Capital expenditures are regularly provided to the CODM on a consolidated basis. See our Condensed Consolidated Statement of Cash Flows for capital expenditure amounts as of June 30, 2026 and 2025.

NOTE 11: DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may use derivatives to partially offset its business exposure to commodity price, foreign currency, and interest rate fluctuations and their related impact on expected future cash flows and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, Company policy, accounting considerations, or the prohibitive economic cost or risk of hedging particular exposures. There can be no assurance that the hedges will offset more than a portion of the financial impact resulting from movements in commodity pricing, foreign currency exchange, or interest rates. Interest rate swaps may be entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. The Company uses foreign currency exchange contracts to hedge variability in cash flows in its Canada, Mexico, and China operations when a payment currency is different from its functional currency. From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals, as well as natural gas and diesel fuel future and option contracts to manage the price risk of forecasted purchases of these energy costs.

From time to time, the Company may enter into metal commodity forward contracts on behalf of its customers. The economic benefit or loss arising from the settlement of the forward contracts is passed through to the customer. The primary risk associated with this type of arrangement is the ability of the customer to honor their agreements with the Company related to these derivative instruments. If the customer were unable to honor their agreements, the Company's risk of loss is the fair value of the metal commodity forward contracts. For these arrangements, the Company recognizes the fair value of the derivative positions with both the financial institution and the customer ("embedded customer derivative") on the Condensed Consolidated Balance Sheet. The change in the fair value of the metal commodity forward contracts and the embedded customer derivatives are recorded in cost of materials sold on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The following table summarizes the location and fair value amount of the Company's derivative instruments reported in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. The Company’s accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. The gross derivative assets and liabilities presented in the Condensed Consolidated Balance Sheets offset to a net asset of $12.9 million and $9.4 million as of June 30, 2026 and December 31, 2025, respectively.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments under ASC 815	(In millions)
Metal commodity contracts	Prepaid expenses and other current assets	$19.8	$12.2	Other accrued liabilities	$8.1	$2.6
Energy commodity contracts	Prepaid expenses and other current assets	1.1	—	Other accrued liabilities	—	0.2
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.1	—	Other accrued liabilities	—	—
Embedded customer derivatives	Receivables less provisions	—	—	Other accrued liabilities	14.0	9.7
Total derivatives		$21.0	$12.2		$22.1	$12.5

The following table presents the volume of the Company’s activity in derivative instruments as of June 30, 2026 and December 31, 2025:

	Notional Amount
Derivative Instruments	June 30, 2026	December 31, 2025	Unit of Measurement
Hot roll coil swap contracts	54,869	16,972	Tons
Aluminum swap contracts	24,347	20,075	Tons
Nickel swap contracts	623	288	Tons
Copper swap contracts	6,575	6,297	Tons
Natural gas swap contracts	79,240	147,160	Gallons
Diesel fuel swap contracts	1,064,000	1,964,000	Gallons
Foreign currency exchange contracts	4.3 million	1.8 million	U.S. dollars

The following table summarizes the location and amount of gains and losses on derivatives with financial institutions net of embedded customer derivatives not designated as hedging instruments reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(In millions)
Metal commodity contracts, net of embedded customer derivatives	Cost of materials sold	$(2.9)	$1.0	$1.6	$7.1
Energy contracts	Warehousing, delivery, selling, general, and administrative	0.2	(0.2)	2.1	—
Foreign exchange contracts	Other income and (expense), net	0.2	—	0.2	(0.1)
Total		$(2.5)	$0.8	$3.9	$7.0

Fair Value Measurements

The Company has various commodity derivatives to lock in hot roll coil, nickel, aluminum, copper, natural gas, and diesel fuel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the Chicago Mercantile Exchange (hot roll coil, hot-dipped galvanized premium, copper, Midwest Premium, natural gas, and diesel fuel) and the London Metals Exchange (nickel and aluminum), or the monthly average of an index published by the Metal Bulletin (European Aluminum Premium), respectively, for the commodity on the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge variability in cash flows when a payment currency is different from its functional currency. The Company defines the fair value of foreign exchange contracts as the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each commodity and foreign exchange contract term varies in the number of months, but in general, contracts are between 1 to 12 months in length. As the fair value of each commodity and foreign exchange contract is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) and the market approach valuation technique, as described in ASC 820, "Fair Value Measurement", these derivative balances are classified as Level 2 within the fair value hierarchy.

As of June 30, 2026, the Company had no assets held for sale. As of December 31, 2025, there were $5.5 million of assets held for sale included within "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheet. The assets were recognized at fair value less cost to sell, in accordance with ASC 360, "Property Plant and Equipment". The fair value of the properties and machinery and equipment were determined based on purchase agreements, listing agreements with third-party brokerage firms and appraisals performed by a third-party. For the three-month and six-month periods ended June 30, 2026, $0.5 million and $0.9 million, respectively, of impairment charges related to these assets was recorded within the Condensed Consolidated Statements of Comprehensive Income (Loss). As the fair value of the properties and machinery and equipment is determined using inputs other than quoted prices that are directly observable (Level 2 inputs) these asset balances are classified as Level 2 within the fair value hierarchy on a non-recurring basis.

In connection with the Olympic Steel Merger, as of June 30, 2026, the Company recorded $25.1 million of supplemental executive retirement plan ("SERP") assets classified within "Deferred charges and other assets" on the Condensed Consolidated Balance Sheet. The SERP assets are valued using the readily available fair value of the mutual funds that comprise the plan assets

(Level 1 inputs). The plan is fully funded and offset by a liability recorded in "Deferred employee benefits" on the Condensed Consolidated Balance Sheet.

The estimated fair value of the Company’s cash and cash equivalents, restricted cash, receivables less provisions, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company's long-term debt and the current portions thereof approximate the carrying amounts in the consolidated financial statements due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility. See the Condensed Consolidated Balance Sheets for the June 30, 2026 and December 31, 2025 values of these assets and liabilities.

NOTE 12: STOCKHOLDERS’ EQUITY, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), AND NONCONTROLLING INTEREST

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months and six months ended June 30, 2026:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2026	40,374	$0.4	(8,164)	$(237.0)	$432.6	$698.8	$(57.7)	$(84.0)	$10.5	$763.6
Net income	—	—	—	—	—	4.5	—	—	0.5	5.0
Foreign currency translation	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Share repurchases, net of tax of zero	—	—	(75)	(1.6)	—	—	—	—	—	(1.6)
Stock-based compensation expense, net	326	—	(64)	(1.4)	4.9	—	—	—	—	3.5
Issuance of common stock	19,528	0.2	—	—	535.2	—	—	—	—	535.4
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Cash dividends and dividend equivalents	—	—	—	—	0.3	(9.8)	—	—	—	(9.5)
Balance at March 31, 2026	60,228	$0.6	(8,303)	$(240.0)	$973.0	$693.5	$(60.6)	$(84.2)	$10.5	$1,292.8
Net income	—	—	—	—	—	15.5	—	—	0.5	16.0
Foreign currency translation	—	—	—	—	—	—	(2.2)	—	(0.1)	(2.3)
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.1	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Share repurchases, net of tax zero	—	—	(39)	(0.8)	—	—	—	—	—	(0.8)
Stock-based compensation expense, net	3	—	—	—	3.5	—	—	—	—	3.5
Issuance of common stock	2	—	—	—	0.1	—	—	—	—	0.1
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Cash dividends and dividend equivalents	—	—	—	—	—	(9.8)	—	—	—	(9.8)
Balance at June 30, 2026	60,233	$0.6	(8,342)	$(240.8)	$976.6	$699.2	$(62.8)	$(84.4)	$10.4	$1,298.8

The following table details changes in Ryerson Holding Corporation Stockholders’ Equity accounts for the three months and six months ended June 30, 2025:

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation	Benefit Plan Liabilities	Non-controlling Interest	Total Equity
	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2025	39,899	$0.4	(8,051)	$(234.4)	$423.5	$779.6	$(67.5)	$(86.3)	$9.2	$824.5
Net income (loss)	—	—	—	—	—	(5.6)	—	—	0.3	(5.3)
Foreign currency translation	—	—	—	—	—	—	0.3	—	(0.1)	0.2
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.2	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense, net	459	—	(113)	(2.6)	3.3	—	—	—	—	0.7
Cash dividends and dividend equivalents	—	—	—	—	0.3	(6.1)	—	—	—	(5.8)
Balance at March 31, 2025	40,358	$0.4	(8,164)	$(237.0)	$427.1	$767.9	$(67.2)	$(87.3)	$9.4	$813.3
Net income	—	—	—	—	—	1.9	—	—	0.2	2.1
Foreign currency translation	—	—	—	—	—	—	8.5	—	0.1	8.6
Changes in defined benefit pension and other post-retirement benefit plans, net of tax of $0.6	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation expense, net	2	—	—	—	3.5	—	—	—	—	3.5
Cash dividends and dividend equivalents	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Balance at June 30, 2025	40,360	$0.4	(8,164)	$(237.0)	$430.6	$763.7	$(58.7)	$(87.5)	$9.7	$821.2

The following table details changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2026:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax
	Foreign Currency Translation	Benefit Plan Liabilities
	(In millions)
Balance at January 1, 2026	$(57.7)	$(84.0)
Other comprehensive loss before reclassifications	(5.1)	—
Amounts reclassified from accumulated other comprehensive loss into net loss	—	(0.4)
Net current-period other comprehensive loss	(5.1)	(0.4)
Balance at June 30, 2026	$(62.8)	$(84.4)

The following tables detail the reclassifications out of accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2026:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)
Details about Accumulated Other	June 30, 2026
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$—	$(0.1)	Other income and (expense), net
Pension settlement gain	(0.3)	(0.5)	Other income and (expense), net
Total before tax	(0.3)	(0.6)
Tax expense	0.1	0.2
Net of tax	$(0.2)	$(0.4)

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Details about Accumulated Other	June 30, 2025
Comprehensive Income (Loss) Components	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(0.6)	$(1.2)	Other income and (expense), net
Pension settlement gain	(0.3)	(0.5)	Other income and (expense), net
Total before tax	(0.9)	(1.7)
Tax expense	0.6	0.4
Net of tax	$(0.3)	$(1.3)

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

The Company derives substantially all of its revenue from the distribution of metals. The following table shows the Company’s percentage of sales disaggregated by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2026	2025	2026	2025
Carbon Steel Flat	32%	28%	31%	28%
Carbon Steel Plate	10	10	10	9
Carbon Steel Long	12	12	12	12
Stainless Steel Flat	14	14	14	14
Stainless Steel Plate	4	5	4	5
Stainless Steel Long	4	5	4	5
Aluminum Flat	14	16	14	16
Aluminum Plate	3	3	3	4
Aluminum Long	5	6	5	6
Other	2	1	3	1
Total	100%	100%	100%	100%

A significant majority of the Company’s sales are attributable to its U.S. operations. The only sales attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, and Mexico. The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	(In millions)		(In millions)
United States	$1,862.1	$1,052.2	$3,302.9	$2,077.3
Foreign countries	144.1	117.1	269.8	227.7
Total	$2,006.2	$1,169.3	$3,572.7	$2,305.0

Revenue is recognized either at a point in time or over time based on (1) if the contract has an enforceable right to payment and (2) the type of product that is being sold to the customer, with products that are determined to have no alternative use being recognized over time. The following table summarizes revenues by the type of item sold:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Revenue Recognition	2026	2025	2026	2025
Revenue recognized at a point in time	91%	86%	91%	86%
Revenue recognized over time	9	14	9	14
Total	100%	100%	100%	100%

Contract Balances

A receivable is recognized in the period in which an invoice is issued, which is generally when the product is delivered to the customer. Payment terms on invoiced amounts are typically net 30 days from the invoice date. We do not have any contracts with significant financing components.

Receivables, which are included in accounts receivables within the Condensed Consolidated Balance Sheet, from contracts with customers were $929.6 million and $463.5 million as of June 30, 2026 and December 31, 2025, respectively.

Contract assets, which consist primarily of revenues recognized over time that have not yet been invoiced and the value of inventory, as estimated, that will be received in conjunction with product returns, are reported in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. Contract liabilities, which consist primarily of accruals associated with amounts that will be paid to customers for volume rebates, cash discounts, sales returns and allowances, estimates of shipping and handling costs associated with performance obligations recorded over time, customer prepayments, and bill and hold transactions are reported in other accrued liabilities within the Condensed Consolidated Balance Sheets. Contract assets amounted to $17.2 million and $16.6 million at June 30, 2026 and December 31, 2025, respectively. Contract liabilities amounted to $20.4 million and $16.6 million at June 30, 2026 and December 31, 2025, respectively. Contract liabilities satisfied during the six-month period ended June 30, 2026 amounted to $5.5 million.

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 14: INCOME TAXES

For the three months ended June 30, 2026, the Company recorded income tax expense of $6.0 million compared to an income tax benefit of $8.4 million in the prior year. The income tax provision or benefit for each period primarily reflects taxes at the federal, state and foreign statutory rates in the jurisdictions where the Company operates, adjusted for certain one‑time items. For the six months ended June 30, 2026, the Company recorded income tax expense of $14.2 million compared to an income tax benefit of $10.0 million in the prior year. The increase in tax expense for the first six months of 2026 compared to the same period of 2025 primarily reflects higher actual and forecasted pre-tax earnings, as well as the impact of certain one-time, non-deductible costs related to the Olympic Steel Merger.

As required by FASB ASC 740, "Income Taxes" ("ASC 740") the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies, and future income. The Company maintains a valuation allowance on certain foreign and U.S. federal deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $4 million at both June 30, 2026 and December 31, 2025.

The Company accounts for uncertain income tax positions in accordance with ASC 740. We anticipate that certain statutes of limitation will close within the next twelve months resulting in the immaterial reduction of the reserve for uncertain tax benefits related to various intercompany transactions. The reserve for uncertain tax benefits increased from $1.6 million as of December 31, 2025 to $1.9 million as of June 30, 2026 primarily due to the inclusion of Olympic Steel's uncertain income tax positions and related accrued interest.

NOTE 15: EARNINGS PER SHARE

Basic earnings per share attributable to Ryerson Holding’s common stock is determined based on earnings for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Ryerson Holding’s common stock considers the effect of potential common shares, unless inclusion of the potential common shares would have an antidilutive effect. The weighted average number of shares excluded, as they would have had an antidilutive effect, were zero and 83,555 for the three-month and six-month periods ended June 30, 2026, respectively, and 600,000 and 694,546 for the three-month and six-month periods ended June 30, 2025, respectively. Antidilutive shares were related to outstanding restricted stock units.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted earnings (loss) per share	2026	2025	2026	2025
	(In millions, except number of shares which are reflected in thousands and per share data)
Numerator:
Net income (loss) attributable to Ryerson Holding Corporation	$15.5	$1.9	$20.0	$(3.7)
Denominator:
Weighted average shares outstanding	51,892	32,196	47,175	32,026
Dilutive effect of stock-based awards	711	155	733	—
Weighted average shares outstanding adjusted for dilutive securities	52,603	32,351	47,908	32,026

Earnings (loss) per share
Basic	$0.30	$0.06	$0.42	$(0.12)
Diluted	$0.30	$0.06	$0.42	$(0.12)

NOTE 16: SUBSEQUENT EVENTS

Dividends. On July 29, 2026, the Board of Directors declared a quarterly cash dividend in the amount of $0.1875 per share of common stock, payable on September 17, 2026, to stockholders of record as of September 3, 2026. Future quarterly dividends, if any, will be subject to Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, Ryerson Holding Corporation ("Ryerson Holding") and its subsidiary companies are collectively referred to as “Ryerson,” “we,” “us,” “our,” or the “Company.”

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition as viewed by management. The MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2025, in our Annual Report on Form 10-K filed on February 23, 2026.

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

Olympic Steel is a metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate, and coil products; stainless steel sheet, plate, bar, and coil; aluminum sheet, plate, and coil; pipe, tube, bar, valves and fittings, tin plate, and metal-intensive end-use products. The combination of the two companies enhances Ryerson's presence as one of North America's largest metals service centers, bringing Olympic Steel's complementary footprint, capabilities, and product offering into Ryerson's intelligently interconnected network of value-added service centers. Together, functioning as Ryerson Holding Corporation, the combined entity is expected to generate approximately $120 million in annual synergies by the beginning of 2028 through procurement scale, efficiency gains, commercial enhancement, and network optimization. Please refer to Note 6: Acquisitions in Part I, Item I - Notes to Condensed Consolidated Financial Statements, for further information on the Olympic Steel Merger.

Ryerson Holding is the acquirer of Olympic Steel under U.S. generally accepted accounting principles (“GAAP”), and as a result, our Condensed Consolidated Financial Statements for periods prior to the Closing Date do not include the results of operations, financial position, or cash flows of Olympic Steel. The results of operations of Olympic Steel are included in our Condensed Consolidated Financial Statements only from the Closing Date forward. Accordingly, our results of operations, financial condition, and cash flows after the Closing Date are not comparable to prior periods due to the inclusion of Olympic Steels’s results from the Closing Date. Throughout this document, where relevant, we identify the impact of Olympic Steel and separately provide "same store" information, which excludes Olympic Steel, to provide investors with additional insight into the operating performance of the legacy Ryerson business. Readers should consider both reported results and same-store results when evaluating period-over-period trends.

Olympic Steel contributed significantly to our reported results during the periods presented following the Closing Date. For further information, including purchase accounting impacts, please refer to Note 6: Acquisitions and Note 10: Segment Information in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

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

The metals service center industry is cyclical, volatile in demand and pricing, and difficult to predict. In the second quarter of 2026, Ryerson’s average selling prices increased by 4.5% while shipments increased by 22.6%, or 4.0% excluding Olympic Steel ("same-store"), compared to the first quarter of 2026. Average selling price increases were supported by U.S. industrial metals prices reaching multi-year highs during the quarter as carbon pricing was driven by tight domestic supply, extended lead times, cyclical momentum, and restocking activity. Aluminum prices and Midwest Premiums also rose meaningfully during the quarter, largely due to supply disruptions in the Middle East, while nickel prices remained volatile in response to Indonesian quotas.

Increases in second quarter year-over-year North American same-store shipments were supported by relative strength in nearly all of our end-markets, led by strongest growth in our fabrication and welding sector, followed by growth in our machinery and equipment, machine shop, climate, and heavy equipment sectors. The only end-market that offset this year-over-year growth was our commercial transportation sector, however, we did experience improved shipment volume from commercial transportation on a sequential quarter-over quarter-basis.

Improved demand conditions in the first six months of 2026 were supported by data points from the Institute for Supply Management’s Purchasing Managers’ Index (“PMI”), a key steel industry economic indicator. Monthly readings during the second quarter continued to be over the growth threshold of 50, establishing a six-month streak of expansionary activity. This growth trend contrasts the contractionary trend of the previous three years, during which readings were below 50 for nearly each of those 36 months.

According to the Metal Service Center Institute ("MSCI"), North American service center volumes increased by 2.9% in the first half of 2026 compared to the first half of 2025, supported by improved manufacturing demand. Ryerson's North American same-store volumes, by comparison, increased by 5.8% in the same periods, implying market share gains with particular relative strength in carbon products.

First Six Months 2026 vs. First Six Months 2025 Performance, Total Company

$3.6B	18.0%		$20.0M
Total Revenues	Gross Margin		Net Income Attributable to Ryerson
55% increase		Consistent	$23.7M increase
$0.42	$0.85		$(158)M
Diluted Earnings Per Share	Adj. Diluted Earnings Per Share*		Cash Used by Operating Activities
$0.54 increase		$0.95 increase	$156M higher

*A reconciliation of the non-GAAP financial measure to the comparable GAAP measure is included in the subsequent table.

To provide greater insight into the Company’s operating trends apart from the period’s one-time transactions, Ryerson provides adjusted net income (loss) and adjusted diluted earnings (loss) per share figures, which are not GAAP financial measures, to complement the reported GAAP net income (loss) and diluted earnings (loss) per share figures. Management uses these metrics to assess year-over-year performance excluding non-recurring transactions. Adjusted net income (loss) and adjusted diluted earnings (loss) per share do not represent, and should not be used as a substitute for, net income (loss) or diluted earnings (loss) per share determined in accordance with GAAP. As illustrated in the below table, net income attributable to Ryerson Holding Corporation of $20.0 million in the first six months of 2026 includes $15.7 million of purchase accounting inventory adjustments, $6.8 million of advisory service fees related to the merger with Olympic Steel, impairment charges on assets of $0.9 million, and a gain of $0.6 million on an insurance settlement. In the first six months of 2025, the net loss attributable to Ryerson Holding Corporation of $3.7 million includes a $1.0 million gain on an insurance settlement and impairment charges on assets of $1.8 million. After adjusting for these non-core business transactions and the related income taxes in the first six months of 2026, the adjusted net income attributable to Ryerson Holding Corporation for the first six months of 2026 is $40.7 million compared to the $3.1 million adjusted net loss attributable to Ryerson Holding Corporation in the first six months of 2025.

(Dollars and shares in millions, except per share data)	First Six Months 2026	First Six Months 2025
Net income (loss) attributable to Ryerson Holding Corporation	$20.0	$(3.7)
Gain on insurance settlement	(0.6)	(1.0)
Advisory services fees	6.8	—
Impairment charges on assets	0.9	1.8
Purchase accounting inventory adjustments	15.7	—
Benefit for income taxes on above items	(2.1)	(0.2)
Adjusted net income (loss) attributable to Ryerson Holding Corporation	$40.7	$(3.1)
Diluted earnings (loss) per share	$0.42	$(0.12)
Adjusted diluted earnings (loss) per share	$0.85	$(0.10)
Shares outstanding – diluted	47.9	32.0

Recent Developments

Tariffs. During 2025 and 2026, the U.S. government increased and expanded tariffs imposed under Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”), on steel, aluminum, and certain derivative and downstream products. The current framework applies different tariff rates based on factors including product classification, country of origin, metal content, and applicable trade arrangements, and in certain cases applies tariffs to the full value of an imported product rather than only its metal content. The government has also continued to modify product coverage, preferential treatment, and documentation requirements.

Foreign governments, including Canada, China, and members of the European Union, have imposed, withdrawn, or modified retaliatory tariffs and other trade measures. The United States, Canada, and Mexico are also reviewing trade rules under the United States-Mexico-Canada Agreement, including matters relating to steel and aluminum, rules of origin, and non-North American content. These actions may further affect cross-border sourcing and supply chains.

On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act did not authorize the tariffs imposed under that statute. The ruling did not affect tariffs imposed under Section 232. The U.S. government has continued

to pursue tariffs and other trade restrictions under Section 232 and other statutory authorities, contributing to continued uncertainty regarding the scope and duration of U.S. trade policy.

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

Iran Conflict. In addition, the ongoing conflict involving Iran and related attacks on commercial shipping in and around the Strait of Hormuz have disrupted maritime transportation and increased uncertainty regarding global supply chains. The duration of the conflict and the extent of its longer-term effects on the availability, cost, and timing of materials remain uncertain. To mitigate these risks, the Company has reduced its exposure to suppliers and shipping routes in the affected region where practicable and is evaluating alternative sources of supply.

Components of Results of Operations

We generate substantially all of our revenue from sales of our metals products. The majority of revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers. Revenues associated with products that we believe have no alternative use, and where we have an enforceable right to payment, are recognized on an over-time basis. Over-time revenues are recorded in proportion with the progress made toward completing the performance obligation.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income (loss) data for the three-month and six-month periods ended June 30, 2026 and 2025 (certain percentages may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	($ in millions)				($ in millions)
Net sales	$2,006.2	100.0%	$1,169.3	100.0%	$3,572.7	100.0%	$2,305.0	100.0%
Cost of materials sold	1,651.0	82.3	959.9	82.1	2,928.7	82.0	1,891.2	82.0
Gross profit	355.2	17.7	209.4	17.9	644.0	18.0	413.8	18.0
Warehousing, delivery, selling, general, and administrative expenses	320.3	16.0	201.8	17.3	585.5	16.4	403.9	17.5
Impairment charges on assets	0.5	—	1.8	0.2	0.9	—	1.8	0.1
Operating profit	34.4	1.7	5.8	0.5	57.6	1.6	8.1	0.4
Other expenses	(12.4)	(0.6)	(12.1)	(1.0)	(22.4)	(0.6)	(21.3)	(0.9)
Income (loss) before income taxes	22.0	1.1	(6.3)	(0.5)	35.2	1.0	(13.2)	(0.6)
Provision (benefit) for income taxes	6.0	0.3	(8.4)	(0.7)	14.2	0.4	(10.0)	(0.4)
Net income (loss)	16.0	0.8	2.1	0.2	21.0	0.6	(3.2)	(0.1)
Less: Net income attributable to noncontrolling interest	0.5	—	0.2	—	1.0	—	0.5	—
Net income (loss) attributable to Ryerson Holding Corporation	$15.5	0.8%	$1.9	0.2%	$20.0	0.6%	$(3.7)	(0.2)%
Basic earnings (loss) per share	$0.30		$0.06		$0.42		$(0.12)
Diluted earnings (loss) per share	$0.30		$0.06		$0.42		$(0.12)

Net sales

The following charts show the Company’s percentage of sales by major product lines for the six months ended June 30, 2026 and 2025:

	June 30,		Dollar	Percentage
	2026	2025	change	change
	($ in millions)
Net sales (three months ended)	$2,006.2	$1,169.3	$836.9	71.6%
Net sales, same-store (three months ended)	$1,442.0	$1,169.3	$272.7	23.3%
Net sales (six months ended)	$3,572.7	$2,305.0	$1,267.7	55.0%
Net sales, same store (six months ended)	$2,735.8	$2,305.0	$430.8	18.7%

	June 30,		Tons	Percentage
	2026	2025	change	change
	(in thousands)
Tons sold (three months ended)	804	501	303	60.5%
Tons sold, same-store (three months ended)	544	501	43	8.6%
Tons sold (six months ended)	1,460	1,001	459	45.9%
Tons sold, same store (six months ended)	1,067	1,001	66	6.6%

	June 30,		Price	Percentage
	2026	2025	change	change
Average selling price per ton sold (three months ended)	$2,495	$2,334	$161	6.9%
Average selling price per ton sold, same-store (three months ended)	$2,651	$2,334	$317	13.6%
Average selling price per ton sold (six months ended)	$2,447	$2,303	$144	6.3%
Average selling price per ton sold, same store (six months ended)	$2,564	$2,303	$261	11.3%

Revenue for the three-month and six-month periods ended June 30, 2026 increased from the same periods a year ago due to higher tons sold as a result of the merger with Olympic Steel on February 13, 2026 as well as higher average selling prices reflecting higher metal commodity prices and improvement in demand conditions in the metals industry. Of the $1,267.7 million increase in net sales over the six month period, $836.9 million was attributable to the inclusion of Olympic Steel results from the February 13, 2026 closing date through June 30, 2026. The remaining $430.8 million increase was attributable to same-store net sales growth. The same-store net sales increase was primarily attributable to approximately $262 million from higher average selling prices, including changes in product mix, and approximately $169 million from higher same-store tons sold, with amounts calculated using average selling price per ton and tons sold and subject to rounding. New products and services resulting from the Olympic Steel Merger did not have a material impact on the year-over-year change in net sales. On a same-store basis, average selling prices increased for all of our product lines in the three-month and six-month periods ended June 30, 2026 with the largest increases in our aluminum plate, aluminum flat, and aluminum long product lines. On a same-store basis, tons sold increased in the three-month and six-month periods ended June 30, 2026, compared to the year-ago periods for most product lines with the largest increases in our stainless plate, carbon long, stainless long, and carbon plate product lines.

Cost of materials sold

	June 30,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Cost of materials sold (three months ended)	$1,651.0	82.3%	$959.9	82.1%	$691.1	72.0%
Cost of materials sold (six months ended)	$2,928.7	82.0%	$1,891.2	82.0%	$1,037.5	54.9%

	June 30,		Cost	Percentage
	2026	2025	change	change
Average cost of materials sold per ton sold (three months ended)	$2,053	$1,916	$137	7.2%
Average cost of materials sold per ton sold (six months ended)	$2,006	$1,890	$116	6.1%

The increase in cost of materials sold in the three-month and six-month periods ended June 30, 2026 compared to the year-ago periods is primarily due to the merger with Olympic Steel as well as an increase in average cost of materials sold per ton. In the three-month and six-month periods ended June 30, 2026 Olympic Steel contributed $468.1 million and $685.3 million to the change, respectively. On a same-store basis, the average cost of materials sold increased across all of our product lines in the three-month and six-month periods ended June 30, 2026 with the largest increases in our aluminum plate, aluminum flat, and aluminum long product lines. During the second quarter of 2026, LIFO expense was $17.0 million compared to $13.2 million in the second quarter of 2025. During the first six months of 2026, LIFO expense was $27.0 million compared to $20.0 million in the first six months of 2025.

Gross profit

	June 30,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Gross profit (three months ended)	$355.2	17.7%	$209.4	17.9%	$145.8	69.6%
Gross profit (six months ended)	$644.0	18.0%	$413.8	18.0%	$230.2	55.6%

Gross profit increased in the three-month and six-month periods ended June 30, 2026 compared to the year-ago periods primarily due to the merger with Olympic Steel as well as average selling prices increasing faster than the increase in average cost of materials sold. Of the $230.2 million increase in gross profit in the six month period, $151.6 million was attributable to the inclusion of Olympic Steel results from the February 13, 2026 closing date through June 30, 2026, and $78.6 million was attributable to same-store operations. The same-store increase was primarily attributable to the increase in same-store average selling prices and tons sold as discussed above, partially offset by higher average material costs and the increase in LIFO expense.

Operating expenses

	June 30,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Warehousing, delivery, selling, general, and administrative expenses (three months ended)	$320.3	16.0%	$201.8	17.3%	$118.5	58.7%
Warehousing, delivery, selling, general, and administrative expenses, same-store (three months ended)	$218.7	15.2%	$201.8	17.3%	$16.9	8.4%
Warehousing, delivery, selling, general, and administrative expenses (six months ended)	$585.5	16.4%	$403.9	17.5%	$181.6	45.0%
Warehousing, delivery, selling, general, and administrative expenses, same store (six months ended)	$436.3	15.9%	$403.9	17.5%	$32.4	8.0%

Impairment charges on assets (three months ended)	$0.5	—	$1.8	0.2%	$(1.3)	(72.2)%
Impairment charges on assets (six months ended)	$0.9	—	$1.8	0.1%	$(0.9)	(50.0)%

Warehousing, delivery, selling, general, and administrative expenses increased in the three-month and six-month periods ended June 30, 2026 compared to the same periods of the prior year primarily due to the merger with Olympic Steel on February 13, 2026, which increased operating expenses by $101.6 million and $149.2 million, respectively. On a same-store-basis, expenses increased $16.9 million and $32.4 million in the three-month and six-month periods ended June 30, 2026, respectively, as the same-store results included higher advisory services fees of $0.4 million in the second quarter of 2026 and $6.6 million in the first six months of 2026 related to the merger with Olympic Steel, including legal, consulting and investment advisor fees. In addition, the three-month and six-month periods ended June 30, 2026 included higher incentive compensation, increased benefit expenses, primarily due to higher payroll taxes in 2026 as payroll taxes were lower in the first six months of 2025 due to refunds received in the second quarter related to Employee Retention Credits for qualified wages paid during the COVID-19 pandemic, as well as higher delivery and operating expenses.

The three-month and six-month periods ended June 30, 2026 include an impairment charge of $0.5 million and $0.9 million, respectively, related to the impairment of buildings and equipment. The first six months of 2025 included impairment charges on assets of $1.8 million as we evaluated underperforming businesses.

Operating profit

	June 30,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Operating profit (three months ended)	$34.4	1.7%	$5.8	0.5%	$28.6	493.1%
Operating profit (six months ended)	$57.6	1.6%	$8.1	0.4%	$49.5	611.1%

Our operating profit increased in the three-month and six-month periods ended June 30, 2026 compared to the three-month and six-month periods ended June 30, 2025, primarily due to the increase in gross profit discussed above.

Other expenses

	June 30,
	2026		2025
	$	% of Net Sales	$	% of Net Sales	Dollar change	Percentage change
	($ in millions)
Interest and other expense on debt (three months ended)	$(14.3)	(0.7)%	$(9.8)	(0.8)%	$(4.5)	(45.9)%
Interest and other expense on debt (six months ended)	$(26.0)	(0.7)%	$(19.3)	(0.8)%	$(6.7)	(34.7)%

Other income and (expense), net (three months ended)	$1.9	0.1%	$(2.3)	(0.2)%	$4.2	182.6%
Other income and (expense), net (six months ended)	$3.6	0.1%	$(2.0)	(0.1)%	$5.6	280.0%

Interest and other expense on debt increased in the three-month and six-month periods ended June 30, 2026 compared to the year-ago periods primarily due to a higher level of borrowings outstanding under the revolving credit facility (“the Ryerson Credit Facility”) as Olympic Steel's existing debt was paid off upon the merger close, partially offset by lower interest rates.

The other income in the first six months of 2026 includes foreign currency translation gains of $3.9 million. The other income in the first six months of 2025 includes foreign currency translation losses of $2.7 million, partially offset by a $0.5 million settlement gain related to lump-sum buyouts for the Central Steel & Wire ("CSW") pension plan.

Provision (benefit) for income taxes. Our effective income tax rate was 40.3% in the first six months of 2026 compared to 75.8% in the first six months of 2025. The difference between our effective income tax rates and the U.S. federal statutory rate of 21.0% was mainly due to state and foreign income taxes, certain permanent nondeductible costs, and the effects of certain discrete items recorded during the period, including one-time items related to the Olympic Steel Merger.

Earnings (loss) per share. The changes in earnings per share are due to the results of operations discussed above. In addition, we issued 19.5 million shares of common stock to complete the Olympic Steel Merger on February 13, 2026, partially offset by share repurchases of 113,733 shares since January 1, 2026.

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

We had cash and cash equivalents of $41.9 million at June 30, 2026, compared to $26.9 million at December 31, 2025. Our total debt outstanding at June 30, 2026 increased to $955.2 million compared to $463.1 million at December 31, 2025 as a result of the merger with Olympic Steel and net cash used in operating activities in the first six months of 2026. We had a debt-to-capitalization ratio of 42% and 38% at June 30, 2026 and December 31, 2025, respectively. We had total liquidity (defined as cash and cash equivalents and availability under the Ryerson Credit Facility and foreign debt facilities) of $757 million at June 30, 2026 versus $502 million at December 31, 2025. Our net debt (defined as total debt less cash and cash equivalents) was $913 million and $436 million at June 30, 2026 and December 31, 2025, respectively. The comparability of our cash, debt, and liquidity positions as of June 30, 2026 to December 31, 2025 is significantly affected by the acquisition of Olympic Steel, which closed on February 13, 2026. As part of purchase consideration in the merger, Ryerson paid $270.0 million, net of cash acquired, to extinguish Olympic Steel's existing debt and to settle certain outstanding performance based stock units that converted to cash upon close of the transaction and resulted in the consolidation of Olympic Steel's operations, assets, and liabilities beginning on the closing date. Total liquidity and net debt are not U.S. generally accepted accounting principles (“GAAP”) financial measures. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. We believe that net debt provides a clearer perspective of the Company’s overall debt profile. Net debt should not be used as a substitute for total debt outstanding as determined in accordance with GAAP.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$42	$27
Availability under Ryerson Credit Facility and foreign debt facilities	715	475
Total liquidity	$757	$502

Below is a reconciliation of total debt to net debt:

	June 30, 2026	December 31, 2025
	(In millions)
Total debt	$955	$463
Less: cash and cash equivalents	(42)	(27)
Net debt	$913	$436

Of the total cash and cash equivalents as of June 30, 2026, $15.5 million was held in subsidiaries outside the U.S. which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate earnings from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate earnings held in foreign jurisdictions, which could result in higher effective tax rates. We have not recorded a deferred tax liability for the effect of a possible repatriation of these earnings as management intends to permanently reinvest these earnings outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net income (loss)	$21.0	$(3.2)
Depreciation and amortization	55.1	38.6
Change in operating assets and liabilities:
Receivables	(269.6)	(104.6)
Inventories	(93.3)	12.1
Accounts payable	66.5	51.9
Accrued taxes payable/receivable	4.2	(10.6)
Net increase in book overdrafts	36.3	15.0
All other operating cash flows	22.0	(1.6)
Net cash used in operating activities	(157.8)	(2.4)
Acquisitions, net of cash acquired	(270.0)	—
Capital expenditures	(28.5)	(17.9)
Proceeds from sale of property, plant & equipment	5.5	0.3
All other investing cash flows	0.5	(3.4)
Net cash used in investing activities	(292.5)	(21.0)
Net proceeds from borrowings	499.6	42.2
Dividends paid to shareholders	(19.4)	(12.0)
Credit facility issuance costs	(8.3)	—
Share repurchases	(2.4)	—
All other financing cash flows	(3.9)	(4.8)
Net cash provided by financing activities	465.6	25.4
Effect of exchange rates on cash and cash equivalents	0.2	0.9
Net change in cash and cash equivalents	$15.5	$2.9

Operating activities. Working capital fluctuates throughout the year based on business needs. Working capital needs tend to be counter-cyclical, meaning that in periods of expansion the Company will use cash to fund working capital requirements, but in periods of contraction the Company will generate cash from reduced working capital requirements. In the first six months of 2026, working capital requirements increased due to stronger demand and increasing metal commodity prices, which drove higher sales levels during the second quarter of 2026 compared to the fourth quarter of 2025, resulting in an increase in accounts receivables. Inventory increased in the second quarter of 2026 due to higher tons in inventory to meet increased demand as well as increased commodity price as of June 30, 2026 compared to December 31, 2025. Increased purchasing activity and higher payables balances caused by the increased metal prices discussed above, resulted in an increase in accounts payable compared to fourth quarter of 2025. Additionally, book overdrafts fluctuated based on the timing of payments. In the first six months of 2025, working capital requirements increased mainly due to higher sales levels compared to the fourth quarter of 2024 driving an increase in accounts receivables. There was a slight decrease in inventory, as commodity price decreases caused lower inventory costs as of June 30, 2025 compared to December 31, 2024. Increased purchasing activity and timing of payments at the end of the second quarter of 2025 resulted in an increase in accounts payable.

Investing activities. The Company's main investing activities are acquisitions and capital expenditures. During the first six months of 2026, the Company paid $270 million, net of cash acquired, to complete the Olympic Steel Merger. The Company also recorded $5.5 million of proceeds from sale of property, plant and equipment, due to the sale of two buildings classified as held for sale in 2026.

Financing activities. The Company's main source of liquidity to fund working capital requirements is borrowings on the Ryerson Credit Facility. In the first six months of 2026, we increased credit facility borrowings to extinguish Olympic Steel's debt in conjunction with the Olympic Steel Merger. Additionally, credit facility borrowings increased in the first six months of 2025 and 2026, to fund higher working capital requirements due to increased demand in the second quarter compared to the fourth quarter. Cash dividends paid increased from $12.0 million in the first six months of 2025 to $19.4 million in the first six months of 2026 due to higher shares outstanding after 19.5 million shares were issued to complete the Olympic Steel Merger. In the first six months of 2026, we paid $8.3 million in fees related to amending the Ryerson Credit Facility and we repurchased $2.4 million of common stock.

Off-Balance Sheet Arrangements. In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements, such as letters of credit and surety bonds which totaled approximately $7 million and $8 million, respectively as of June 30, 2026. We do not have any other material off-balance sheet financing arrangements. Our off-balance sheet arrangements are not likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

Capital Resources

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total debt in the Condensed Consolidated Balance Sheet increased to $955.2 million at June 30, 2026 from $463.1 million at December 31, 2025, mainly due to cash utilized to pay off Olympic Steel indebtedness upon the close of the Olympic Steel Merger as well as increased working capital requirements due to increased customer demand under the combined business.

Total debt outstanding as of June 30, 2026 consisted of the following amounts: $962.0 million of borrowings under the Ryerson Credit Facility, $2.6 million of foreign debt, less $9.4 million of unamortized debt issuance costs. For further information, see Note 7: Long Term Debt in Part I, Item I - Notes to Condensed Consolidated Financial Statements.

Pension Funding

At December 31, 2025, pension liabilities exceeded plan assets by $33.1 million. Through the six months ended June 30, 2026, we have made $6.1 million in pension contributions and we anticipate an additional minimum required pension contribution of approximately $5.3 million in the remaining six months of 2026 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S. and Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. We are unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on our financial position or cash flows.

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

Material Cash Requirements

We expect to make approximately $965 million in principal payments to satisfy our debt obligations, consisting of $3 million in foreign debt coming due in the next twelve months and $962 million related to the Ryerson Credit Facility coming due in 2031. Please refer to Part I, Item I - Notes to the Condensed Consolidated Financial Statements, Note 7: Long-term Debt for further information.

We expect to pay approximately $48 million of interest on the Ryerson Credit Facility over the next twelve months and $175 million thereafter. Interest payments related to variable rate debt were estimated using the weighted average interest rate for the debt instrument.

We lease various assets including real estate, trucks, trailers, mobile equipment, processing equipment, and IT equipment. Non-cancelable operating leases expire at various times through 2045 and finance leases expire at various times through 2033. The total amount of future lease payments is estimated to be $480 million, with $58 million due over the next 12 months. We did not have any material leases signed but not yet commenced as of June 30, 2026.

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

Interest rate risk

We are exposed to market risk related to our variable-rate long-term debt. As of June 30, 2026 and December 31, 2025, we have no publicly traded debt. The carrying value of our debt was $962.0 million and $463.2 million at June 30, 2026 and December 31, 2025, respectively. The carrying value approximates our fair value due to the short-term nature of the underlying borrowings on the Ryerson Credit Facility.

From time to time, we may use interest rate swaps to manage our exposure to interest rate changes. As of June 30, 2026, we have no outstanding interest rate swaps.

As of June 30, 2026, all of our debt is at variable interest rates. A hypothetical 1% increase in interest rates on variable debt would have increased interest expense for the first six months of 2026 by approximately $4.7 million.

Foreign exchange rate risk

We are subject to foreign currency risks primarily through our operations in Canada, Mexico, and China and we use foreign currency exchange contracts to reduce our exposure to currency price fluctuations. Foreign currency contracts are principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $4.3 million outstanding at June 30, 2026 with a fair value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2026, the Company recognized a $0.2 million gain associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of June 30, 2026 would increase or decrease the fair value of the foreign currency contracts by $0.4 and $0.5 million respectively.

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

As of June 30, 2026, we had 54,869 tons of hot roll coil swap contracts with a net asset value of $1.5 million, 24,347 tons of aluminum swap contracts with a net asset value of $1.7 million, 623 tons of nickel swap contracts with a net liability value of $0.6 million, 6,575 tons of copper swap contracts with a net asset value of $9.1 million, 1,064,000 gallons of diesel fuel contracts with net asset value of $1.1 million, and 79,240 gallons of natural gas contracts with zero value. We do not currently account for these swaps as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the six months ended June 30, 2026, the Company recognized a gain of $3.7 million associated with its metal and energy commodity derivatives, net of embedded customer derivatives.

A hypothetical strengthening or weakening of 10% in the commodity and energy prices underlying the derivative contracts from the market rate as of June 30, 2026 would increase or decrease the fair value of derivative contracts by $2.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings as of June 30, 2026, please refer to Note 9: Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company repurchases shares of its common stock from time to time pursuant to its publicly announced share repurchase program. The Company's share repurchases during the second quarter of 2026 were made in the open market under a Rule 10b5-1 and Rule 10b-18 trading arrangement (“10b5-1 Plan”), as defined in Item 408(a) of Regulation S-K, under the Securities Exchange Act of 1934. The Company purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Program (1)
	(In millions, except shares and per share data)
April 1, 2026 - April 30, 2026	39,455	$21.93	39,455	$35.9
May 1, 2026 - May 31, 2026	—	—	—	100.0
June 1, 2026 - June 30, 2026	—	—	—	100.0
	39,455		39,455

(1) On May 6, 2026, the Board of Directors authorized a new share repurchase program of $100.0 million expiring April 30, 2028. The Company repurchases shares through open market purchases, privately negotiated transactions, and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares are reverted to the status of Treasury Stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

(c) Other Information

During the quarter ended June 30, 2026, none of the Company’s Directors or Officers (as defined in Rule 16a-1(f) of the

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

Date: July 29, 2026